Form 10KSB
period 2002-12-31
ELECTRIC AQUAGENICS UNLIMITED INC
filed 2003-04-15
CIK 1170816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the transition period from _________________ to _________________

Commission File Number: 333-86830

ELECTRIC AQUAGENICS UNLIMITED, INC.

(name of small business issuer in its charter)

Delaware	87-0654478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1464 W. 40 S. Suite #200, Lindon, Utah 84042-1629 (Address of principal executive offices) (Zip Code)
Issuer's telephone number: (801) 443-1031
Securities registered under Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None
Securities registered under Section 12(g) of the Act:
Common Stock, $0.0001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $112,061.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 11, 2003 is not applicable because there is currently no market for our securities.

The number of shares outstanding of each of the issuer's classes of common equity as of April 11, 2003 was 2,810,535 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on our current expectations, beliefs and assumptions. When we use words such as "anticipates," "expects," "intends," "plans," "believes" or similar expressions, we are making forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements. Factors that might cause such differences include the risks discussed in "Item 1. Description of Business-Risk Factors" and in "Item 6. Management's Discussion and Analysis or Plan of Operation," as well as those discussed elsewhere in this annual report.

We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this annual report. We will not update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OUR BUSINESS

We were organized as a Delaware corporation on March 6, 2000 under the name Primacide, Inc. to develop technologies and products that disinfect, sanitize and clean surfaces. On May 10, 2001, we changed our corporate name to Electric Aquagenics Unlimited, Inc. We are the successor enterprise to another company, Primacide, LLC, which was founded by certain of our founders in 1998. We were organized with an insignificant carrying amount of the assets of Primacide, LLC.

Our business centers on the development, manufacture and marketing of equipment that uses water electrolysis to create fluids that sanitize and clean surfaces. The electrolyzed fluids generated by our machines are environmentally sound and are free from toxins and harmful residues associated with traditional chemically based disinfecting and cleaning agents. The electrolyzed fluids generated by our machines are intended to replace many of the traditional methods used in commercial and industrial disinfecting and cleaning. The electrolyzed fluid generated by our machines has many consumer household applications.

The electrolyzed fluids generated by our machines have been tested in laboratories and also used in commercial applications. Our electrolyzed fluids are used as a carpet-cleaning agent. In addition, we intend to expand the application of the electrolyzed fluids to the sanitizing of poultry eggs and carcasses. The electrolyzed fluids generated by our machines have been tested and verified by independent laboratories including the Department of Microbiology, Brigham Young University, Provo, Utah, and the Department of Poultry Science, University of Georgia, Atlanta, Georgia.

Our business operations originally focused on activities related to resell of water electrolyzing machines, but has evolved into the business of improving water electrolyzing machines, discovering and testing new uses and applications for electrolyzed water, and obtaining governmental approval for new applications for electrolyzed water. We seek patent protection, where feasible, for our new water electrolyzing machine designs and for applications of our electrolyzed fluids. Our revenues in the past have been derived primarily from equipment sales, but we intend to derive most future equipment related revenues from equipment leases and metering. Metering is the process where we place and maintain machines at commercial facilities, such as factories, and the facility is charged per unit of fluid used at a designated price. We intend to market our equipment nationally, and our consumer products nationally and internationally.

We currently fund our operations by a combination of revenues and outside funding. Our products and technologies may be used alone or in combination on various applications ranging from home to modern industry use in disinfecting, sanitizing and cleaning surfaces and products.

Products

Our current focus is to sell electrolyzed fluid that is produced by our generators placed on-site at commercial manufacturing facilities, particularly in the animal products sectors in need of high volumes of non-toxic sanitizing fluids. The electrolyzed sanitizing fluids can be metered and the lessee of the generator will pay per unit of fluid drawn from the generator or pay based on the number of units, such as eggs or animal carcasses, treated with our electrolyzed water products. We have not yet placed generators at any commercial manufacturing facility, nor do we have any formal arrangements to do so. However, we intend to have generators placed in at least one commercial manufacturing facility in the next 12 months. We are in discussions with a manufacturer to place a generator, but not currently negotiating terms. We do not expect our revenue levels of the past several quarters to increase greatly in the event we are unable to place generators in manufacturing facilities.

Currently, our revenue producing products consist primarily of water electrolyzing machines, which we refer to as generators. We maintain an inventory of between approximately one and two-dozen of these generators ready for resale or lease. We currently have no contracts with any suppliers of water electrolyzing machines and do not intend to purchase any water electrolyzing machines from third parties in the foreseeable future. We have recently developed a water-electrolyzing generator and assemble them with components supplied by third parties. We intend to commence the sale, lease or placement of these machines in manufacturing facilities in the coming twelve months. Our new generator produces higher levels of electrolyzed water per hour than generators we previously sold. There are three basic models of generators that we previously purchased from third party manufacturers. A series of small residential generator models and two larger commercial models, the P-2000 and the P-5000. We also market cleaning cloths, but the sales from the cloths are minimal.

* Residential Generators. The residential generators produce a mild alkaline drinking water. Some of the residential generators also produce acidic fluid, Primacide A, that is capable of acting as a household disinfectant. The price range of the residential generators is from $600 to $2,000.

* Commercial Generators. We generally lease our commercial generators, the P-2000 and the P-5000. However, some units have been sold to Aqua Micron and Venturi Technologies, Inc. We warrant the commercial generators for repair and part replacement for a period of three years. The P-5000 generator presently is priced at $25,000. The P-2000 is presently priced at $12,500.

* Micro Fiber Cloths and Cleaning Tools. We market micro fiber cleaning cloths and tools to be used with its sanitizing and cleaning fluids. The cloths and tools remove bio-film and other microbe contaminants on surfaces ranging from floors to skin. The micro fibers are composed of 20-30% polyamine and 70-80% polyester. The fibers are thin, flat uniform ribbons. During the manufacturing process, the fibers are etched or frayed to enhance the surface area and thereby, the effectiveness of the cloth. The micro fiber cloths, clean on the basis of physics rather than chemistry and when used in combination with our sanitizing fluids, remove bacteria, molds and other microorganisms. Currently, our cleaning cloths account for less than one percent of our revenues and we do not expect the cleaning cloths to exceed 5% of our revenues in the foreseeable future.

Electrolyzed water can have varying strength and properties. We have created products by researching and testing the cleaning and sanitizing characteristics of electrolyzed water with varying electrical charges and pH levels. We are able to create new applications for electrolyzed water by setting our water electrolyzing machines to create electrolyzed water with specific microorganism killing properties. Based on our testing and research we have created product formulas tailored with certain properties. We adjust the water electrolyzing properties of water electrolyzing generators to create electrolyzed water with differing properties. Our customers use the electrolyzed water to perform cleaning and sanitizing functions. Our current fluid formulas and their disinfectant and cleaning applications are as follows:

* Primacide A is a disinfecting and sanitizing fluid that kills bacteria, yeast, molds and viruses, including salmonella, staphylococcus, and pseudomonas. It is highly oxidative and acidic due to its pH of 2.4 and positive 1150 milivolt electrical charge. Primacide A can be applied to a wide variety of surfaces. Hands sprayed with Primacide A and then wiped with a micro fiber cloth were found to have less residual bacteria and other microbes than hands cleaned using 62% alcohol. Tests performed by Aqua Micron L.C. indicate that Primacide A can be used to sanitize and wash meat carcasses, strawberries, lettuce, cabbage, carrots and other vegetables. Surfaces such as floors in hospital operating rooms, bench tops, treatment tables, cutting boards and other surfaces can be effectively sanitized by cleaning with Primacide A. Over a year ago, we submitted a provisional patent application to the United States Patent and Trademark Office to Primacide A for uses other than use in the carpet cleaning process. Provisional patents do not by themselves result in, or lead to, a patent. Provisional patents only establish patent application priority over some comparable inventions for which patent protection may be subsequently sought. We recently applied to the U.S. Patent and Trademark Office for a utility patent relating to the use of Primacide A to sanitize eggs.

* Primacide B is an alkaline detergent and cleaner. Primacide B Alkali is a chemical substance that is soluble in water and neutralizes acids. Primacide B neutralizes acids, leaves no residue and, with a pH of 11.2 to 11.5, is very alkaline. Its alkaline nature and its negative 960-milivolt electrical charge result in a product that is effective in emulsifying oil and grease. Primacide B is primarily a cleaner with some bacteria killing properties, but is significantly slower and less effective as bacteria killer than Primacide A. Over a year ago, we submitted a provisional patent application to the United States Patent and Trademark Office to Primacide B for all uses. We recently applied to the U.S. Patent and Trademark Office for a utility patent relating to Primacide A and Primacide B as a cleaner and sanitizer of all hard surfaces.

In addition to our generators and cloths, we intend to market a product called Primacide X that was developed by American Biotech, Inc. Primacide X's sanitizing properties are greatly enhanced when it is applied with an electro-static mister developed by Max-Spray, Inc. Primacide X is electrolyzed water containing pure silver particles that are energized with a high voltage electrical charge. The charged silver particles interrupt the metabolism of living organisms that has the effect of killing bacteria, spores and fungus. The silver particles can maintain their effectiveness for up to three years. The electro-static spray removes hydrogen bonds from the solution that allows the Primacide X and its silver particles to penetrate fibers and membranes as small as those that make up standard office paper and envelopes.

Due to the inclusion of silver, a relatively expensive heavy metal, Primacide X is significantly more expensive to produce than our other electrolyzed water products. We did not develop the electro-static mister and did not develop Primacide X. However, through an arrangement with American Biotech, Inc. and Max-Spray, Inc., we have negotiated to receive 33% of the net proceeds from all sales of Primacide X that are generated by either American Biotech, Inc., Max-Spray, Inc., or us. Our arrangement with American Biotech, Inc. and Max-Spray, Inc. has not been reduced to a written contract. We expect our portion of the revenues from the sale of Primacide X to be less than 5% of our net sales in the next 12 months.

We intend to develop other products by researching and testing the cleaning and sanitizing characteristics of electrolyzed water with varying electrical charges and pH levels and marketing these products. The products will primarily be sold via leased machines or metering. We intend to create products that can be used in the storage, processing and shipping of fruits, vegetables and meat, and also health and beauty aids such as body care, body wipes, health care and medical equipment and facilities, day care facilities, janitorial, yard care and golf course maintenance, pest and fungus control, swimming pool maintenance, pharmaceutical production, waste management and culinary water systems. However, we have not commenced development for these products, and may never commence the development. Substantial additional capital and regulatory approval will be needed for us to effectively sell these products even if they are developed. Failure to secure sufficient funding and receive regulatory approval for these products will hinder our ability to bring them to market and would have a negative impact on our business.

Marketing & Sales

We intend to produce future revenue by initially pursuing the sale or lease of generators into the markets previously described in this registration statement, namely, professional carpet cleaning, poultry industry, dairy farms, home carpet and floor cleaning, food packaging and disaster cleanup and reconstruction.

In the foreseeable future, we expect to rely on our employees to market our products. Gaylord Karren is currently involved in marketing efforts and we intend to hire others to assist his efforts in the coming 12 months.

Markets

The cleaning and sanitation market is characterized by diverse products and multiple evolving product enhancements, evolving industry standards and frequent new product introductions, and if we fail to enhance our existing products, develop new and more technologically advanced products and successfully market these products, our result of operations will suffer. We believe that our future success will depend, in part, on our continued ability to enhance our current products and to introduce new products and features to meet changing customer requirements and evolving industry standards. Our present products are based on the use of electrolyzed water to kill bacteria, viruses and fungus. Our competitors or we may announce products that have the potential to shorten the life cycle of our products or replace them. Such announcements could cause customers not to buy our products or to defer decisions to buy our products. In addition, products or technologies developed by others could render our products or technologies non-competitive or obsolete.

The use of electrolyzed water to kill bacteria, viruses and fungus in agricultural, meat and cleaning and sanitizing consumer product industries are relatively young and evolving markets. Our future growth will depend on our ability to predict the evolution of these markets and to successfully penetrate those markets. Because of the early stage of the development of the electrolyzed water as a sanitizer market, the demand for, and market acceptance of, our products, is subject to a high degree of uncertainty. If market growth rates do not meet our expectations, or if we are unsuccessful in identifying and penetrating those segments of the electrolyzed water as a sanitizer market which provide the greatest opportunity for growth, our business would suffer.

We initially intend to focus our product development and marketing on the following market areas:

* Professional Carpet Cleaning. The market for professional carpet care is large. In March, 2001, we entered into a five-year exclusive agreement with H20 AquaCare Franchising Systems, Inc. ("AquaCare"), which provides that AquaCare's franchisees will lease our generators to produce Primacide B for use in their carpet cleaning businesses. AquaCare's franchisees are required to lease only our generators during the five-year term of the agreement or any renewals of the agreement. AquaCare is a developing stage company and is currently attempting to sell franchises with limited success.

* Poultry Industry. In March, 2001, under the direction of Dr. Scott Russell of the Department of Poultry Science, University of Georgia, tests relative to the effectiveness of Primacide A in the cleaning and sanitizing chicken carcasses and hatching eggs were completed. These tests showed a 5-log pathogen reduction (100,000 count down to 1).

* Disaster Cleanup and Reconstruction. This is a large industry that consists of home and commercial cleanup and reconstruction following disasters such as floods or fires. Stone Fire and Flood Restoration, Inc. is in the disaster cleanup and reconstruction business with offices located in Lindon, Utah. Stone Fire and Flood Restoration uses our generators in its Utah and Texas offices.

* Food Packaging. We intend to explore applications for Primacide A as a sanitizer in seafood packing houses. In addition, we are being advised by Dr. Yen-Con Hung, Professor of Food Engineering at the University of Georgia concerning a wide range of other applications, such as vegetable washing and surface sanitization, in the food packing industry. Dr. Hung is a recognized researcher in these areas.

* Grocery Store Meat Departments. We are exploring applications for our electrolyzed fluids in meat departments of grocery stores as cleaner and disinfectant on cutting surfaces where multiple products, such as beef, poultry and seafood are cut and packaged and where cross contamination occurs. Using our electrolyzed fluids, processing machinery and floor surfaces can be cleaned and sanitized without the use of toxic chemicals. We are exploring applications for our electrolyzed fluids in grocery store produce departments.

In the future we intend to develop electrolyzed water products with a variety of new industrial and consumer applications. However, we currently have no plans to do so. In addition, substantial additional capital and regulatory approval will be needed for us to effectively create, manufacture and sell such products.

Manufacturing and Sources of Supply

We intend to outsource the majority of electrolyzed water generator manufacture and assembly to third parties. In the past, outsourcing generator manufacture and assembly has enabled us to benefit from the manufacturing capabilities of those who can accommodate significant increases in production volume as necessary. However, we have no contracts with third parties that have manufactured our electrolyzed water generators in the past and do not intend to enter into any long-term contracts related to generator manufacture. We have no assurance that we can find alternative manufacturers in the event we cannot negotiate reasonable terms with our present manufacturer. Failure to find manufacturers to build our generators would have a negative impact on our business.

Distribution

Currently, we coordinate the movement of goods from our headquarters. In the past, we have taken custody of generators after their manufacture by subcontractors and distributed them directly from our headquarters. However, in the future, as generator sales volume increases and our electrolyzed fluid product lines are launched, we intend to use a network of resellers, consisting primarily of our employees and also third party distributors with established distribution channels to assist with the marketing of our products.

Competition

There is broad competition in the market for disinfecting, sanitizing, and surface cleaning products. Many of our competitors are extremely large, financially healthy companies, have substantial market share and name recognition, and easy access to marketing outlets and capital markets. Many of these companies are able to frequently update and expand products and introduce new products, and diversify product offerings. These other companies with substantially greater financial, creative and marketing resources, and proven histories, may decide to enter and effectively compete in this market, which could adversely affect our operations.

We believe our products are unique due to their effectiveness, price, and environmentally safe and non-toxic character. Because of our unique products and potential marketing outlets there is a good possibility that it will be able to initially capture a portion of this "niche" market for environmentally safe and non-toxic cleaning products. However, other companies with substantially greater financial, creative, and marketing resources, and proven histories, may enter into and effectively compete in this market.

Governmental Regulation

Due to the fact that our products are sanitizing products and have applications related to food industries, existing governmental regulation have potential effect on our new products. We frequently will be required to get approval or favorable designations from governmental agencies, such as the United States Food & Drug Administration, in order to bring new products to market. We believe that our current applications for electrolyzed water products are subject to sections of the United States Code of Federal Regulations that contain the regulations created by the U.S. Food & Drug Administration. In many cases, we will seek designations from the Food & Drug Administration that deem our electrolyzed water products among substances that are generally recognized as safe for specific applications, and therefore do not require Food & Drug Administration approval. The existence of potentially harmful substances, such as chlorine dioxide, in our electrolyzed water products would require Food & Drug Administration approval. In order to obtain approval, we would need to satisfy regulators that our electrolyzed water products contained sufficiently low amounts of such substances as to not be dangerous. This process of obtaining Food & Drug Administration approval can be costly and time consuming and would delay our ability to introduce our products into the market. We have not taken steps to obtain approval for our products from the Food & Drug Administration because we do not believe it is required.

The active ingredient in our electrolyzed fluid Primacide A is hypochlorus acid. The hypochlorus acid combined with the oxidation-reduction potential of a positive 1,200 plus millivolts makes Primacide A an effective disinfectant. We believe the use of our electrolyzed fluids to sanitize eggs, and chicken carcasses in a chiller solution are generally recognized as safe as indirect food substances.

We submitted a request to the Environmental Protection Agency to register our fluid commercial generator as a pesticide device. The Environmental Protection Agency concluded that our generators are not required to be registered with them. In addition the Environmental Protection Agency does not require registration of our electrolyzed fluids Primacide A and Primacide B when used by the lessee or purchaser of a generator on hard surfaces, fabrics, or carpets in their own businesses.

Research and Development

The goal of our research and development activities is to continue the development and introduction of environmentally safe products for our customers that resolve the limitations and dangers of chemical sanitizers and address new markets. Our efforts are also focused on researching and testing the cleaning and sanitizing characteristics of electrolyzed water with varying electrical charges and pH levels. Our research focuses on the ability and range of efficacy of our electrolyzed water to kill specific microorganisms. We are attempting to develop new technologies, applications and products that will:

* Generate electrolyzed water that has a slower oxidation rate;

* Sanitize agricultural products, including chicken eggs and carcasses;

* Enhance current products for use in carpet cleaning;

* Sanitize and disinfect hard and soft surfaces;

Our research and development expenditures totaled $162,251 for the year ended December 31, 2002 and were approximately $35,666 for fiscal years ended December 31, 2001.

Trademarks

The name Primacide is registered with the U.S. Patent and Trademark Office. The names "Primacide A," "Primacide B," "Primacide X," "EAU," and Electric Aquagenics Unlimited are also our trademarks.

Proprietary Rights

Our future success and ability to compete are dependent, in part, upon our proprietary technology. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. We currently have no U.S. patents issued by the U.S. Patent and Trademark Office. Individuals associated with us have assigned to us rights to regular patent applications submitted to the U.S. Patent and Trademark Office for the use of Primacide A in sanitizing chicken eggs, including eggs for human consumption and hatching eggs and for the use of Primacide B in cleaning and sanitizing carpets and hard surfaces. We will have full rights to the patents when they are granted. We have also filed with the U.S. Patent and Trademark Office a provisional patent application for a new electrolyzed water generator that can regulate the pH of Primacide A and increase its stability. In addition, we intend to seek patent protection on a electrolyzed water generator that we have recently developed. We cannot be sure that any patents will be issued pursuant to future patent applications or that patents issued to us will not be invalidated, circumvented, challenged or licensed to others. In addition, we cannot be sure that the rights granted under any such patents will provide us with competitive advantages or that any patents issued to us will be adequate to stop unauthorized third parties from copying our technology, designing around our patents or otherwise obtaining and using our products, designs or other information. In addition, we cannot be sure that others will not develop technologies that are similar or superior to our technology. Furthermore, we believe that factors such as the technological and creative skills of our personnel, new product developments, product enhancements and marketing activities are just as essential as the legal protection of proprietary rights to establishing and maintaining a competitive position.

In addition to seeking patent protection, we rely on non-patented trade secrets and know-how and proprietary technological innovation and expertise, all of which are protected in part by confidentiality and invention assignment agreements with our employees and consultants, and, whenever possible, our suppliers. We cannot make any assurances that these agreements will not be breached, that we will have adequate remedies for any breach, or that our non-patented proprietary intellectual property will not otherwise become known or independently discovered by competitors. We also cannot make any assurances that persons not bound by an invention assignment agreement will not develop relevant inventions.

Many participants in the sanitation and cleaning market have a significant number of patents and have frequently demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement. We have not received notices relating to alleged infringement, but we cannot be sure whether future claims will arise, nor whether such future claims can be resolved on commercially reasonable terms. Failure to resolve such claims on such terms could result in a material adverse effect on our business, financial condition and results of operations. We expect that companies will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Responding to such claims, regardless of merit, could cause product shipment delays or require us to enter into royalty or licensing arrangements to settle such claims. Any such claims could also lead to time-consuming, protracted and costly litigation, which would require significant expenditures of time, capital and other resources by our management. Moreover, we cannot be sure that any necessary royalty or licensing agreement will be available or that, if available, such agreement could be obtained on commercially reasonable terms.

Customers

Historically, a substantial portion of our revenues has come from large purchases by a small number of customers. If we lose one or more of our key customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our key customers, our net revenues could decline and our operating results and business could be harmed. During the twelve months that ended December 31, 2002, fewer than 30 customers accounted for all of our net revenues.

The following is a list of some of our customers and end-users and representative applications of our products.

Customer/End-User	Applications
* H2O AquaCare Franchising Systems, Inc. * H2O AquaCare Utah, L.L.C. * Dirt Free (Texas)	Use of Primacide B in the carpet cleaning process
* Stone Fire and Flood Restoration	Use of Primacide electrolyzed water to remove smoke odors and mold from the inside of dwellings after structure fires.

Employees

We currently have no full-time employees. Gaylord Karren is a consultant to us pursuant to a contract under which is paid consulting fees of $5,000 per month. See "Interest of Management and Others In Certain Transactions". As our business grows, we anticipate that we will need to employ additional salaried clerical staff and sales personnel.

RISK FACTORS

The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks and uncertainties develop into actual events, our business, financial condition and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

RISK FACTORS RELATING TO OUR BUSINESS

* We cannot guarantee that we will continue as a going concern because we have not yet been successful in establishing profitable operations.

We have received a report from our independent auditors on our financial statements for fiscal years ended December 31, 2002 and 2001. The footnote to our financial statements list factors, including recurring losses since incorporation, that raise substantial doubt about our ability to continue as a going concern.

* It is difficult for investors to evaluate our likely future performance because we are an early stage company without long operating history.

Since our incorporation in March 2000, we have been engaged in start-up and development activities. We have operated at a loss, and losses are expected to continue. We have little operating history upon which investors may base an evaluation of our likely future performance.

* We may not be able to successfully develop our business because our products and market are evolving.

There can be no assurance that our business strategies will lead to any profits. We face risks and uncertainties relating to our ability to successfully implement our strategies. We face expenses and uncertainties related to operating with a little known product, with an unproven business model, and a new and rapidly evolving market. Our business model is based on an expectation that demand for ecologically friendly disinfecting and cleaning products will increase materially. However, the demand may never materialize.

* We have a history of losses, and we will need additional capital to continue our operations. If we are unable to obtain additional capital, we will have to curtail our operations.

As of this date, we have generated limited revenues and incurred significant losses. As of December 31, 2002, we had an accumulated deficit of approximately $1,330,655. For the fiscal years ended December 31, 2002 and 2001, respectively, our operating losses were $673,925 and $409,580, respectively. We have never been profitable and continue to incur losses from operations. We may never generate sufficient revenue, income and cash flows to support our operations. We expect to incur losses because we anticipate incurring significant expenses in connection with developing our generators and products, expanding markets, and building brand awareness. Our future revenues could decline by reason of factors beyond our control such as technological changes and developments, downturns in the economy and decreases in demand for sanitizing electrolyzed fluid related products. If we continue to incur losses, if our revenues decline or grow at a slower rate, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the value of common stock may decline.

* Our management may not have adequate time and resources to conduct our distribution activities, which could hinder our ability to sell products.

Currently we do not use independent parties to distribute or place our generators. We do not expect to use outside distributors to market or sell our products in the next 12 months. We may not be able to sell our products effectively if our management does not have adequate time and resources to conduct our distribution activities. Moreover, as our sales grow, the strain on our management to sell and distribute products may increase. In the event that we decide to retain distributors, we may not be able to establish relationships with distributors. In addition, we may incur additional costs and business delays and interruptions in sourcing distributors.

* We may need substantial additional funds that we may not be able to acquire.

Our cash requirements may vary materially from those now planned because of results from marketing efforts, relationships with suppliers, changes in the direction of our business strategy, competitive and technical advances for electrolyzed water as a sanitizer. We may not be able to continue to improve or develop successful electrolyzed water products. In addition, it may be more costly than anticipated to develop new products. We may incur costs necessary to comply with governmental requirements. For example, we may be required to get approval from the U.S. Food and Drug Administration for our current or planned products. We may require substantial additional funding for our operating expenses and for marketing and sales programs. Adequate funds for these purposes may not be available when needed or on acceptable terms.

* It may be difficult to assess our future income performance as a number of factors may cause fluctuations in operating results.

We believe that period-to-period comparisons of our operating results are not a good indication of our future performance because of variables, which include:

* Growth rate of the market for environmentally friendly sanitizing products;

* Our ability to attract and retain customers ;

* Our ability to upgrade, develop and maintain our systems and infrastructure;

* Amount and timing of operating costs and capital expenditures relating to business expansion and infrastructure;

* Delays in developing and introducing new products;

* Announcement, introduction and market acceptance of new or enhanced sanitizing products by competitors;

* Governmental regulation of our products by agencies such as FDA or EPA.

* Failure to successfully develop and introduce new products would harm our business.

Our future success depends in large part on our ability to develop new or enhanced uses for our products. We may fail to identify new product opportunities successfully or develop and timely bring new products to market. We may also experience delays in completing development of enhancements to, and new versions of, our products. We may be unable to develop or acquire marketable products in a timely manner. In addition, product innovations may not achieve the market penetration or price stability necessary for profitability. As the market and technology related to environmentally friendly sanitizing products grows, we may change our business model to take advantage of new business opportunities, including business areas in which we do not have extensive experience. Failure to develop these or other businesses successfully, would be harmful to our business.

* We may be unable to protect our intellectual property and proprietary rights, which could harm our business.

Our success depends in part upon our ability to protect our intellectual property. We rely on a combination of trade secret, trademark, and contractual protection to establish and protect our proprietary rights. We are also applying for patent protection from the United States governments, but do not own patents on products that we intend to launch in the next 12 months. We may enter into confidentiality agreements with employees and consultants involved in product development or distribution. Despite efforts to protect proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Precautions may not prevent misappropriation or infringement of our intellectual property, or independent third-party development of competitive products.

* Our products are not patented which creates vulnerability to competitors.

We have been assigned rights to applications submitted to the U.S. Patent and Trademark Office for a utility patent relating to the use of our electrolyzed acidic fluid to sanitize eggs, and a second patent relating to the use of our electrolyzed alkaline fluid to clean and sanitize carpets and hard surfaces. The active ingredient in the sanitizing fluids that are created by our generator products is electrolyzed water that kills bacteria, viruses and molds shortly after contact. We did not create the concept of electrolyzed water as a sanitizer and cleaner and other companies may purchase machines to create electrolyzed water or develop machines to create electrolyzed water and compete with us. Such competition could have a harmful effect on our business.

* Convertible promissory notes and stock purchase warrants that we issued may subject us to liability under Sections 5 and 12 of the Securities Act of 1933 if they are deemed unregistered securities sold without an exemption.

Convertible promissory notes totaling approximately $82,214 along with warrants issued to Castle Arch Bridge Fund, L.L.C. and Charles and Donna Bergh, following the filing of the original registration statement for our recent public stock offering may not be deemed exempt transactions under Section 4(2) of the Securities Act of 1933 and, therefore, would expose us to potential liability under Sections 5 and 12 of the Securities Act of 1933 and state blue sky laws. Actions disputing the legality of the issuance could be brought in state or federal courts by the SEC, state agencies or the security holders. Damages in the event the sale of the convertible promissory notes are held not to be exempt transactions could include court ordered disgorgement of the $82,214 note proceeds, payment of interest to the holders of the securities for the period we held the $82,214, and court fees and costs awarded to the holders of those securities.

GENERAL RISKS RELATING TO THE SANITATION AND CLEANING INDUSTRIES.

* Competition from major companies may decrease our market share, net revenues and gross margins.

Competition in the chemical based disinfecting and surface cleaning products market is intense, and we expect competition to increase. Companies such as SC Johnson, The Clorox Company, Dow and Procter & Gamble dominate the market. It is possible that large companies that sell chemical based disinfecting and surface cleaning products could develop sanitizers composed of electrolyzed fluids as the key ingredient. Due to these potential competitors' extreme size and financially health, they could use their substantial market share and name recognition, and easy access to marketing outlets and capital markets to compete with us. These companies have substantially greater financial, creative and marketing resources, and proven histories, and may decide to enter and effectively compete in the electrolyzed fluid market, which could adversely affect our business.

* Competitors currently selling electrolyzed fluid based sanitation and cleaning products may decrease our market share, net revenues and gross margins.

Many of the companies that already sell electrolyzed fluid based sanitation and cleaning products are able to frequently update and expand products and introduce new products and to diversify product offerings. Many of these competitors are large and financially strong, and include Hoshuzuki, Miox and Toyo. We compete with these companies primarily in developing electrolyzed fluid products and applications and obtaining customers. These companies have substantially greater financial, creative and marketing resources, and proven histories, that could make it difficult to compete or maintain customers in the electrolyzed fluid sanitizer market.

* Our net revenues and gross margins will not improve if the market for environmentally friendly sanitizing products does not develop.

The market for environmentally friendly sanitizing products is new and evolving. As a result, demand and market acceptance for our products is uncertain. If this new market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if our products do not achieve or sustain market acceptance, our business could be harmed.

* Our success will depend on growth in consumer acceptance of environmentally friendly sanitizing products as an alternative to chemically based products.

Factors that might influence market acceptance of our products over which we have little or no control include development of alternative products or methods and willingness of consumers and businesses to use environmentally friendly sanitizing products. Our success depends on the increasing demand for environmentally friendly disinfecting and sanitizing products. If such demand does not continue to increase, demand for our products will be limited and our financial results will suffer.

ADDITIONAL RISKS RELATED TO BUYING OUR STOCK

* Future sales of our common stock in the public market could adversely affect our stock price and our ability to raise funds in new stock offerings.

All of our 2,810,535 shares of common stock presently outstanding are "restricted securities" within the meaning of the Securities Act of 1933. In the event a public market for the common stock develops in the future, much of the stock may be sold immediately, in reliance on Rule 144 adopted under the Securities Act. Investors should be aware that sales under Rule 144 may result in a drop in the price of the stock in any market that may develop.

* You may have difficulties trading and obtaining quotations on "penny stock" issues.

Our shares of common stock are a "penny stock" as defined in the Securities Exchange Act of 1934, as amended. We intend for these shares to be traded in the over-the-counter market on the OTC Bulletin Board. As a result, even after a public market for our common stock is established, our shareholders may find it more difficult to dispose of or obtain accurate quotations as to the price of our shares. In addition, the "penny stock" rules adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, make the sale of the shares of the common stock subject to certain regulations, which impose sales practice requirements on broker-dealers. For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Securities and Exchange Commission rules may limit the number of potential purchasers of the shares of the common stock.

* You may be subject to resale restrictions on transferring "penny stocks."

Various state securities laws impose restrictions on transferring "penny stocks" and, as a result, the ability of investors in our common stock to sell their shares of common stock may be impaired. For example, the Utah Securities Commission prohibits brokers from soliciting buyers for "penny stocks," which makes selling shares of "penny stocks" more difficult.

* We may issue additional shares and dilute your ownership percentage.

Our bylaws allow the board to issue common stock without shareholder approval. Currently, our board is authorized to issue a total of 50,000,000 shares of common stock of which less than 6% have been issued as of April 11, 2003. If additional funds are raised through the issuance of equity securities, the percentage of equity ownership of our existing stockholders will be reduced. In addition, holders of these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, we may incur significant interest charges, and these securities could also impose restrictions on our operations. If additional financing is not available when needed on terms favorable to us or at all, we will have to curtail our operations.

* Due to our lack of assets, there will be no liquidation value if our business fails.

We currently have no significant assets or equipment, nor do we plan to have any in the future. In the event our business is liquidated, investor money will have been spent on operations, and equipment with insignificant salvage value.

* There will be a dilution effect on our shareholders if outstanding warrants to purchase our common stock are exercised.

Upon completion of our recent public stock offering, we intend to grant placement agents who sell securities in correlation with the offering, for nominal consideration, warrants to purchase up to 2% of the common stock sold in the offering at 125% of the per share offering price. The issuance of the warrants to our placement agents and the underlying common stock may be considered to be additional compensation to them. The existence of the placement agent warrants, and warrants held by promissory note holders, and other outstanding warrants to acquire shares of our common stock could adversely affect our ability to obtain future financing, and their exercise could further dilute the interest of investors acquiring common stock in our recent public stock offering. The price which we may receive for the common stock issued upon exercise of such warrants, in many or all cases, will probably be less than the market price of the common stock at the time such warrants are exercised. The holders of the warrants might be expected to exercise them at a time when we would, in all likelihood, be able to obtain needed capital by a new offering of our securities on terms more favorable than those provided for by the warrants.

* Inability to manage growth could hinder our success.

We believe electrolyzed water as a sanitizer has broad applications and due to its non-toxic nature has advantages over chemical based sanitizers. As a result, we believe that we have the ability to grow rapidly during the next few years. In the event we do grow rapidly, we will be in circumstances currently unfamiliar to us. Our efforts to manage our production and larger scale quality assurance efforts may not be successful or we may fail to satisfy large demand requirements on a timely and/or cost-effective basis. A failure to manage our growth would have an adverse effect on our operations and overall financial health.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located at 1464 W. 40 S. Suite #200 Lindon, Utah 84042. Our directors and officers act as the management and sales force. Current offices are adequate for present needs. Office space is leased and will be increased as we deem necessary. We believe that it will not be difficult to find additional or alternative office space if necessary in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

William K. Sadleir, DeAnn Sadleir v. Electric Aquagenics Unlimited. On September 14, 2001, shareholder William K. Sadleir and his wife DeAnn Sadleir, filed suit against us in the State of Utah, Third Judicial District Court in Salt Lake City, Utah alleging that they never received confirmation in writing to confirm their investment into us and were unsure of the nature of the investment. We have sent them the stock certificate evidencing their investment that had been issued around the time of their investment. On October 15, 2002, the Sadleirs' amended their complaint and demanded the return of their $50,000 investment, costs, and 12% interest and attorneys fees on the basis that they bought stock in an offering not subject to any exemption that, therefore, should have been registered under the Utah Securities Act. There has been no disposition reached in the lawsuit as of April 11, 2003. We submitted a motion to dismiss their amended complaint on November 12, 2002 on the basis that the offering in which they participated was a private offering and, therefore, the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended and the Utah Securities Act. A hearing and oral argument on the motion to dismiss is scheduled for May 2003. We estimate the motion will be ruled on by the court within two weeks of the hearing.

We are not a party to any other material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There currently is no public trading market for our common stock. We intend to have a public trading market for our securities in 2003 traded in the over-the-counter market and quoted on the OTC Bulletin Board.

As of April 11, 2003, there were approximately 2,810,535 shares of common stock issued and outstanding.

Our Dividend Policy

We anticipate that for the foreseeable future, earnings will be retained for the development of our business. Accordingly, we do not anticipate paying dividends on the common stock in the foreseeable future. The payment of future dividends will be at the sole discretion of our board of directors and will depend on our general business condition.

Recent Sales of Unregistered Securities

In the past three years, we issued and sold securities not registered under the Securities Act of 1933, as amended, as follows:

(1) In connection with our founding, we issued and sold to our founders Merlin Baker, Gene Harkins, Gaylord Karren, John Hopkins and Jim Stone 1,242,535 shares of our common stock for nominal consideration totaling approximately $116 in cash in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(2) In connection with our founding, we issued and sold to Red Rock Capital Consulting, 116,666 shares of our common stock for a total of $100 in cash in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(3) In October 2000, we issued and sold to thirteen individuals, 400,000 shares of our common stock for a total of $350,000 in cash in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(4) Between June and August 2001, we issued and sold to EOWORP, a limited liability company, owned by James Stone, Gaylord Karren and John Hopkins, 100,200 shares of our common stock for a total of $100,200 in cash in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(5) In May 2001, we issued and sold to Robert Warwick, an individual, accredited investor, 25,000 shares of our common stock for a total of $25,000 in cash in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(6) Between June and August 2001, we issued and sold to Kirby D. Cochran, an accredited investor and one of our directors 100,200 shares of our common stock for a total of $100,200 in cash in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(7) In December 2001, we issued a convertible promissory note in the principal amount of $211,000 to Castle Arch Bridge Fund, L.L.C., in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The note bears interest at 12% per annum and matures on June 3, 2002. At any time, the lender may elect to convert the note into a number of shares of our common stock determined by dividing the outstanding principal and interest on the note by $1.00. In the event we fail to meet our obligations under the convertible promissory note, the unpaid principal amount shall immediately and without notice bear interest at the per annum rate of 5% in addition to the underlying 12% interest rate. We have received written approval of the holder of the convertible promissory note, to extend principal repayment in exchange for our issuance and sale of an additional 52,750 shares of our common stock at the price of $0.01 per share.

(8) In May 2002, we issued and sold to Castle Arch Bridge Fund, L.L.C., pursuant to its exercise of stock purchase warrants, 211,000 shares of our common stock for an aggregate price of $211 in cash in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(9) In June 2002, we issued a convertible promissory note in the principal amount of $29,214 to Castle Arch Bridge Fund, L.L.C., in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The note bears interest at 12% per annum and matures on December 17, 2002. At any time, the lender may elect to convert the note into that number of shares of our common stock determined by dividing the outstanding principal and interest on the note by $1.00. In the event we fail to meet our obligations under the convertible promissory note, the unpaid principal amount shall immediately and without notice bear interest at the per annum rate of 5% in addition to the underlying 12% interest rate.

(10) In correlation with the June 2002 convertible promissory note issued to Castle Arch Bridge Fund, L.L.C., we issued stock purchase warrants allowing the lender to purchase 50,000 shares of our common stock at an exercise price of $0.50 per share. The warrants expire in June 2007.

(11) In June 2002, we issued a convertible promissory note in the principal amount of $53,000 to Charles and Donna Bergh in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. The note bears interest at 12% per annum and matures on December 17, 2002. At any time, the lender may elect to convert the note into that number of shares of our common stock determined by dividing the outstanding principal and interest on the note by $1.00. In correlation with the convertible promissory note, we issued stock purchase warrants allowing the lender to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share.

All the above securities issued to Castle Arch Bridge Fund, L.L.C., and Charles and Donna Bergh pursuant to Section 4(2) of the Securities Act of 1933 were offered and sold in reliance on the exemption provided by Section 4(2) thereunder and an appropriate legend was placed on the common stock and will be placed on shares issuable on conversion of each convertible note unless registered under the Securities Act of 1933 prior to issuance. These notes were sold after this registration statement was filed with the SEC, but prior to it being deemed effective. There is a presumption that securities sold during this interim period are not exempt transactions and therefore constitute the sale of an unregistered security not subject to an exemption. However, this presumption may be rebutted. We believe that the issuance of these notes to be private transactions not involving any public offering and therefore exempt transactions under Section 4(2) of the Securities Act of 1933. Our belief is based on several factors. First, Castle Arch Bridge Fund, L.L.C. and the Berghs are "accredited" investors. Second, as part owners of the Castle Arch Bridge Fund, the Berghs, along with Castle Arch Bridge Fund, had an investment interest in us several months prior to the filing of our registration statement. The June 2002 financing was a follow-on financing from the parties' previous financing. Third, the two convertible promissory notes constitute only two transactions by a very limited number of investors. Despite our belief to the contrary, in the event the issuance of these securities are deemed non-exempt transactions, we may be subject to liability under Sections 5 and 12 of the Securities Act of 1933, as amended, which would result in very negative potential impact on us. (See, the section entitled "Risk Factors").

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations:

We are a provider of sanitizing products that are free of toxins and harmful residues associated with traditional chemically based disinfecting and cleaning agents. Our products are intended to replace many of the traditional methods used in commercial and industrial disinfecting and cleaning. Our products also have many consumer household applications. Our products have been tested in laboratories and also used in commercial applications. The products will range from carpet cleaning agents to products used for the sanitation of agricultural products, red meats and poultry.

Results Of Operations

(a) Years Ended December 31, 2002 and December 31, 2001.

Revenues for the year ended December 31, 2002 decreased by $12,282 or 9.9% to $112,061 compared to revenues of $124,343 for the Year ended December 31, 2001. The decrease in revenues was due to a relative decrease in generator sales to carpet cleaning businesses, especially in the first quarter of 2002. Generator sales to carpet cleaning businesses improved in the second three-month period of 2002 compared to the first three-month period of 2002 and should remain constant or increase in the coming 12 months. In addition, we expect revenues from the sale of disinfectant products to commence in the next 12 months. The disinfectant products are being developed with the intention to target businesses in the meat industry that require chemicals to disinfect their meat products and processing facilities. Currently we have no products or packaging designs. A failure to develop products, bring them to market or obtain market acceptance will negatively affect our revenue related projections.

Cost of sales decreased by $18,069 or 25.9% to $51,446 for the Year ended December 31, 2002 compared to cost of sales of $69,515 for the Year ended December 31, 2001. The decrease in cost of sales was a result of decreased generator sales in the Year ended December 31, 2002 compared to the comparative 2001 period. In addition, shares in the year ended December 31, 2002 were strictly sales of our P-5000 models which are high margin units.

Research and development expenses for the Year ended December 31, 2002 were $162,251, an increase of $126,585 or 354.9% from expenses of $35,666 for the Year ended December 31, 2001. The marked increase in research and development expenses was due to internal development of electrolysis generator technology to be implemented in our P-7000 generator. We expect relatively higher research and development expenses to continue in 2003 due to our internal technology development efforts.

Sales and marketing expenses for the Year ended December 31, 2002 were $600, a decrease of $5,696 or 89.4% from sales and marketing expenses of $5,696 for the Year ended December 31, 2001. In 2003 we anticipate increased marketing effort with more trade show activity and increased travel expenditure in future months. This trend is expected to continue.

General and administrative costs were $189,383 for the Year ended December 31, 2002, a decrease of $17,3261 or 8.3%, as compared to $206,644 for the Year ended December 31, 2001. This is primarily due to our former president Brian Warren's salary of nearly $12,000 per month which was paid monthly during the Year ended December 31, 2001, but was not paid in the Year ended December 31, 2002.

Interest and other expense net was $229,476 for the Year ended December 31, 2002, an increase of $106,752 or 87%, as compared to $122,724 for the Year ended December 31, 2001. The increase was primarily due to interest, fees and amortization of debt discount related to convertible promissory notes issued by Castle Arch Bridge Fund, L.L.C. in December 2001 and June 2002 and Charles and Donna Bergh in June 2002. Interest for six months to June 1, 2002 was paid upon the execution of the notes. Interest expenses related to the December 2001 convertible promissory note re-commenced in June 2002 and will continue until such time as the note is repaid or converted to equity. Interest expenses related to the June 2002 convertible promissory notes re-commenced in December 2002 and will continue until such time as the note is repaid or converted to equity. All remaining debt discount associated with the notes has been fully amortized in 2002.

Our net loss for the Year ended December 31, 2002 increased by $264,345, or 64.5%, to a net loss of ($673,925) from a net loss of ($409,580) in the comparable Year ended December 31, 2001. The increased loss is the result of fewer sales, increased research and development expenses, and financing costs during the Year ended December 31, 2002.

Liquidity And Capital Resources.

At December 31, 2002, we had cash and cash equivalents of $29,432, a decrease of $75,898 from $105,330 in cash on hand at December 31, 2001. We have continuing operating losses of $673,925 through the year ended December 31, 2002, in addition to a net loss of $409,580 for the year ended December 31, 2001. We are currently attempting to raise $2,000,000 through a registered offering of 1,000,000 shares of our common stock. In the event the offering is sold and in order to continue operations beyond the next twelve months, additional funding may be required. In addition, we will require additional funding to finance growth and achieve our strategic objectives. Management is actively pursuing additional sources of funding. In addition, management is also looking to increases in cash flows through increases in revenue.

We received a series of financings in both December 2001 and June 2002, the net proceeds of which totaled $187,790 and $118,720, respectively. The December 2001 and June 2002 financings along with anticipated revenues are sufficient to carry us through the first 3 months of 2003. We will need to complete additional financings in 2003 in order to continue operations. As stated above we need additional cash to support our investment in our business. If we do not raise sufficient funds, we also may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, inability to establish a public market for our common stock, or once we have a market for our common stock, a subsequent decline in the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult for us to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements and the independent auditors' report appear on pages F-1 through F-13 of this Report and are incorporated into this Item 7 by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, age, and position of each of our directors and executive officers. Our bylaws require at least five directors. We intend to hold a shareholder meeting in 2003 where we plan to have an additional three directors added to our board of directors by vote of the shareholders. We anticipate that shareholders of record one month prior to meeting will have an opportunity to vote in the election of these directors.

Name and Address	Age	Position and Office Held
Gaylord Karren 1464 W. 40 S. Suite #100 Lindon, UT 84042-1629	54	President, Secretary Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Chairman Of The Board Of Directors
Gene Harkins 3760 S. Highland Dr. #500 Salt Lake City, UT 84106	53	Chief Technology Officer, Director

Gene Harkins and Gaylord Karren became officers and directors in connection with our organization in March 2000. The term of office of each officer and director is one year or until his successor is elected and qualified.

Biographical Information

Set forth below is biographical information for each officer and director. No person other than officers and directors will currently perform any of our management functions.

Gene Harkins

Gene Harkins is one of our co-founders, directors and our former president. He is the founder of Mizutek International, a water purification marketing company. For the past five years, Mr. Harkins has been developing electrolyzed water technology and applications and marketing water purification electrolyzing and purification machines. Mr. Harkins holds a bachelors of science, master's degree and doctor of naturopathic studies from the Clayton College of Natural Health in Birmingham, Alabama.

Gaylord Karren

Gaylord Karren is one of our co-founders, chairman of our board and our chief executive officer. Prior to founding us, Mr. Karren co-founded and managed Venturi Technologies, Inc., which up until the time of his resignation in February 2000, was the nation's largest independent and only publicly traded carpet cleaning company. He was chairman and chief executive officer of Venturi and its predecessors in interest from 1992 through February 2000. Mr. Karren holds a bachelor of science degree from Brigham Young University in finance and banking.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations of the Securities and Exchange Commission promulgated thereunder, require our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and provide us with copies of such reports. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2002 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to us during fiscal years 2000, 2001 and 2002 to:

* Each person who served as our chief executive officer during 2002

* Executive officers whose total annual salary and bonus in 2002 exceeded $100,000.

* Each director who received consulting fees from us during 2002.

Summary Compensation Table
		Annual Compensation (1)		Long Term Compensation (1)
Name and Principal Position	Year	Salary ($) (4)	Bonus ($)	Securities Underlying Options
Gaylord Karren Vice president and president, secretary, chief executive officer, chief financial officer, chief accounting officer and chairman of the board (2)	2002 2001 2000	78,405 19,250 30,000	--- -- ---	--- -- ---
Gene Harkins Chief technology officer and director (3)	2002 2001 2000	2,000 11,250 30,000	--- -- ---	--- -- ---

(1) Amounts for fiscal years 2002, 2001 and 2000 reflect compensation awarded, earned or paid for services rendered in all capacities to us. $3,518 of the total compensation amounts disclosed above has not yet been paid. The deferred amounts will be paid to the respective officers and directors at a future time.

(2) Mr. Karren served as one of our vice presidents from March 2000 until his resignation in October 2000, and currently serves as our president, secretary, chief executive officer, chief financial officer, chief accounting officer and chairman of the board.

(3) Mr. Harkins served as our president from May 2000 through his resignation in October 2000 Mr. Harkins currently serves as our chief technology officer and has served as director since March 2000.

(4) All payments to Gaylord Karren and Gene Harkins booked as consulting fees.

Significant Employees

Except for our officers and directors, we have no significant employees.

Option Grants

We did not grant any options to our executive officers in the fiscal year ended December 31, 2002.

Option Exercises and Year-End Option Values

None of our executive officers held any options as of December 31, 2002.

Employment Agreements

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information about the beneficial ownership of our common stock as of April 11, 2003 by:

* each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

* each of our directors;

* each of our named executive officers;

* each of the persons who served as our chief executive officer during our fiscal year ended December 31, 2002; and

* all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. The percentage of beneficial ownership is based on 2,810,535 shares of common stock outstanding as of April 11, 2003.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding (1)
Merlin Oakey Baker Family Living Trust (2) 3760 S. Highland Dr. #500 Salt Lake City, UT 84106	150,659	5.36%
Marian Johnson Baker Family Living Trust (3) 3760 S. Highland Dr. #500 Salt Lake City, UT 87106	156,808	5.58%
Kirby D. Cochran (4) 692 E. 1780 N. Orem, UT 84097	407,467	14.50%
EOWORP, LLC (5)(6)(7) 2802 Flagstone Garland, TX 75044	878,974	31.27%
Gene Harkins (8) 3760 S. Highland Dr. #500 Salt Lake City, UT 84106	307,467	10.94%
All current directors and executive officers as a group (4 persons)	1,901,375	67.65%

(1) Does not contemplate the purchase of shares offered herein.

(2) Merlin O. Baker, our former secretary and former director, has beneficial ownership of the Merlin Oakey Baker Family Living Trust

(3) Merlin O. Baker, our former secretary and former director, has beneficial ownership of the Marian Johnson Baker Family Living Trust

(4) Mr. Cochran a former member of our board of directors owns more than 5% of our common stock.

(5) Gaylord Karren our president, secretary, chief executive officer, chief financial officer, chief accounting officer and chairman of the board owns 2.5% of EOWORP, LLC.

(6) John Hopkins a former member of our board of directors and former vice president owns 2.5% of EOWORP, LLC.

(7) Jim Stone, 1464 W. 40 S. Suite #300, Lindon UT 84042-1629 owns 95% of EOWORP, LLC.

(8) Gene Harkins is our chief technical officer and a member of our board of directors.

We are not aware of any arrangements that at a latter date may result in a change in our control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following are certain transactions involving our officers, directors and shareholders owning more than 10% of our outstanding stock. We believe that the terms of these transactions are at least as favorable to us as we would expect to negotiate with unrelated third parties.

Management and Consulting Fees

Between our founding in March 2000 and December 31, 2001, we paid management and legal fees totaling $201,550, as follows: $49,250 to Gaylord Karren, and $41,250 to Gene Harkins, Merlin Baker, and John Hopkins, respectively. Messrs. Karren, Harkins, Baker and Hopkins are our shareholders and former or current officers and directors. The management and consulting fees were for services rendered to us in lieu of wages. In addition to the amounts already paid and amounts outstanding, additional fees are currently accruing in 2002. We expect such management and legal fees to continue in the foreseeable future. In addition to consulting fees, we paid approximately $115,000 in total salary to Brian Warren who served as our president from October 2000 to November 2001.

Sale of Products to Affiliates of Shareholders

In each of the past two years, we have made revenues from generator sales to carpet cleaning entities owned by certain of our shareholders and former officers. During 2002, we made a gross profit of $30,138 on $50,000 in revenues from generator sales to affiliates of our shareholders. During 2001, we made a gross profit of $23,410 on $61,388 in revenues from generator sales to affiliates of our shareholders. These sales to affiliates of our shareholders constituted almost half of our gross profits in 2001.

Purchase of Products from Affiliates of Shareholders

In 2000, we purchased generators for resale from Mizutek International, an entity owned by Gene Harkins, a founder, shareholder, director and chief technical officer. The amounts paid to Mizutek International for the generators totaled $116,002. We have not purchased any generators from Mr. Harkins since early 2000 and do not expect to purchase other generators from Mr. Harkins in the future.

Funding of Affiliate Entities

Between our founding in March 2000 and December 31, 2001, we funded some of the operating expenses of H2O AquaCare Franchising Systems, Inc. Gaylord Karren, one of our officers and directors owns 1.4% of the common stock of H2O AquaCare Franchising Systems, Inc., and Kirby D. Cochran, a beneficial owner of over 10% of our common stock, owns 7.8% of the common stock of H2O AquaCare Franchising Systems. We anticipate that H2O AquaCare Franchising Systems, Inc. will purchase generators from us for use in its carpet cleaning businesses. Currently, H2O AquaCare Franchising Systems, Inc. owes us a net total of $70,635.

Financing

In December 2001, we obtained bridge loan funding from an affiliate of Kirby D. Cochran, who is a beneficial owner of over 10% of our common stock. The bridge loan was $211,000 bearing interest at 12.00% per annum, and due on June 3, 2002. In conjunction with the funding, we issued stock purchase warrants as an inducement to obtaining the loan. The stock purchase warrants were exercised in May 2002 resulting in the purchase of 211,000 shares of our common stock for $211.00. We prepaid interest of $12,660 to the lender, which was deducted from the loan proceeds. Loan origination fees were also paid out of loan proceeds. We have received written approval of the holder of the convertible promissory note, to extend principal repayment in exchange for our issuance and sale of an additional 52,750 shares of our common stock at the price of $0.01 per share. The loan is convertible, in the sole discretion of the lender, into 211,000 shares of our common stock at a conversion price of $1.00 per share. Conversion of the debt into common stock will transpire immediately upon written demand by the lender.

In June 2002, the same affiliate of Kirby D. Cochran lent us $29,214 at nearly identical terms to the December 2001 loan, including 12% annual interest rate and 6 month term. In correlation with the convertible promissory note, we issued stock purchase warrants allowing the lender to purchase 50,000 shares of our common stock at an exercise price of $0.50 per share.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following financial statements are incorporated by reference in Item 7 of this Report:

(a)(2) Exhibits
Exhibit No.	Identification of Exhibit
1.1****	Form of Underwriting Agreement
1.3***	Form of Selling Agreement
3.1**	Articles of Incorporation
3.2**	Certificate of Amendment of Certificate of Incorporation
3.3*	Bylaws
4.1****	Form of Underwriter's Warrant with Nexcore Capital, Inc.
5.1**	Opinion on Legality of Shares
10.1**	Gaylord Karren Consulting Contract
10.2**	Exclusivity Agreement
10.3**	Convertible Promissory Note Dated December 2001--Castle Arch
10.4**	Convertible Promissory Note Dated June 2002--Castle Arch
10.5**	Convertible Promissory Note Dated June 2002--Bergh
24.1****	Consent of Child & Co.
24.2**	Consent of Counsel to Issuer (included in Exhibit 5)
99.1**	Subscription Agreement
99.2***	Proceeds Escrow Agreement

* Filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on April 24, 2002.

** Filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 29, 2002.

*** Filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on January 8, 2003.

**** Filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on February 12, 2003.

(b) Reports on Form 8-K

none.

ITEM 14. CONTROLS AND PROCEDURES

Gaylord Karren (the Company's principal executive officer and principal financial and accounting officer) has concluded, based on his evaluation as of a date within 90 days prior to the date of the filing of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2003.

Electric Aquagenics Unlimited, Inc.:

By: /s/ Gaylord Karren

_______________________

Gaylord Karren

President, chief executive officer, principal financial officer, principal accounting officer, secretary, chairman of the board of directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date stated.

/s/ Gaylord Karren

_______________________

Gaylord Karren

President, chief executive officer, principal financial officer, principal accounting officer, secretary, chairman of the board of directors

Date: 4/14/03

/s/ Gene Harkins

________________________

Gene Harkins

Director, chief technology officer

Date: 4/14/03

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of this Form 10-KSB as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best knowledge of the undersigned:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: April 14, 2003 By: /s/ Gaylord Karren

_____________________

Gaylord Karren , Chief Executive Officer, Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002*

I, Gaylord Karren, certify that:

1. I have reviewed this annual report on Form 10-KSB of Electric Aquagenics Unlimited, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003.

/s/ Gaylord Karren

______________________

Gaylord Karren

President, chief executive officer,

principal financial officer, principal

accounting officer, secretary,

chairman of the board of directors

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

__________________________________________________________________________________________________

ELECTRIC AQUAGENICS UNLIMITED, INC.

Audited Financial Statements

December 31, 2002 and 2001

_________________________________________________________________________________________________

Electric Aquagenics Unlimited, Inc.

Financial Statements

December 31, 2002

_______________________________________________________________________________________________

Independent Accountants' Report

Board of Directors and Stockholders

Electric Aquagenics Unlimited, Inc.

We have audited the balance sheet of Electric Aquagenics Unlimited, Inc. as of December 31, 2002, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electric Aquagenics Unlimited, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered significant net losses and accumulated deficits in stockholders' equity since inception. These factors raise substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to these matters are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Sullivan & Company

Child, Sullivan & Company

Kaysville, Utah

March 19, 2003

______________________________________________________________________________________________

Electric Aquagenics Unlimited, Inc.

Balance Sheet

December 31, 2002

ASSETS
Current assets:
Cash	$ 29,432
Accounts receivable	25,000
Accounts receivable-related parties -(note 3)	120,635
Inventories	158,583
_________
Total current assets	333,650
Fixed assets:
Computers	18,944
Furniture & fixtures	1,390
Machinery & equipment	1,372
_________
Total fixed assets	21,706
Less accumulated depreciation	(15,480)
_________
Net fixed assets	6,226
Other assets:
Deposits	2,052
_________
Total other assets	2,052
_________
Total assets	$ 341,928
========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$ 104,927
Accounts payable-related parties - (note 3)	10,644
Accrued interest - related party loans - (note 3)	34,097
Short-term notes - (note 4)	45,700
Short-term notes-related parties - (notes 3 & 4)	26,200
Convertible bridge loan-related parties - (notes 3 & 4)	236,000
Convertible bridge loan-other - (note 4)	50,000
Current portion of long-term debt - (note 4)	4,704
_________
Total current liabilities	512,272
Long-term debt:
Notes payable-less current portion - (note 4)	140,100
Stockholders equity (deficit) - (note 5):
Common stock, par value $ .0001 per share; 50,000,000 authorized shares; 2,810,535 shares issued and outstanding	281
Additional paid in capital	1,019,930
Accumulated deficit	(1,330,655)
_________
Total stockholders' equity (deficit)	(310,444)
_________
Total liabilities and stockholders' equity (deficit)	$ 341,928
========

See notes to financial statements.

_______________________________________________________________________________________________

Electric Aquagenics Unlimited, Inc.

Statements of Operations

	Years ended December 31,
	2002	2001
Revenues
Regular sales	72,000	62,955
Sales to affiliates and shareholders, net of returns and discounts of $9,939 in 2002 and $5,060 in 2001 - note 3	40,061	61,388
	_________	_________
Total sales	112,061	124,343
Cost of goods sold	(51,446)	(69,515)
	_________	_________
Gross Profit	60,615	54,828
Other Expenses
Other general and administrative	189,382	206,644
Advertising	600	5,696
Management, legal and consulting fees paid to affiliates or shareholders - note 3	118,713	86,550
Research and development	162,251	35,666
Depreciation	6,618	6,128
Rent-related party	27,500	1,000
	_________	_________
Total other expenses	505,064	341,684
	_________	_________
Net operating loss	(444,449)	(286,856)
Other income (expense)
Interest - related party - note 3	(162,533)	(122,724)
Interest- other - notes 4 and 5	(66,943)	-
	_________	_________
Net loss before income taxes	(673,925)	(409,580)
Income tax (expense) benefit	-	-
	_________	_________
	$ (673,925)	$ (409,580)
	========	========
Net loss per share	$ (.24)	$ (.16)
	========	========
Weighted average shares outstanding	2,772,618	2,505,618
	========	========

See notes to financial statements.

_________________________________________________________________________________________________

Electric Aquagenics Unlimited, Inc.

Statements of Changes in Stockholders' Equity (Deficit)

	Common Stock		Additional Paid in Capital	Accumulated deficit	Total
	Shares	Amount
Balance at January 1, 2001	2,374,135	$ 237	$ 499,863	$ (247,150)	$ 252,950
Common stock issued for cash	225,400	23	225,377	-	225,400
Detachable warrants issued for bridge loan-related party	-	-	105,500	-	105,500
Issuance of debt with beneficial conversion feature-related party	-	-	105,000	-	105,000
Net loss	-	-	-	(409,580)	(409,580)
	_________	_________	_________	_________	_________
Balance at December 31, 2001	2,599,535	260	935,740	(656,730)	279,270
Exercise of Common Stock warrants	211,000	21	190	-	211
Detachable warrants issued for bridge loan-related party	-	-	14,000	-	14,000
Detachable warrants issued with convertible debt	-	-	28,000	-	28,000
Issuance of debt with beneficial conversion feature-related party	-	-	14,000	-	14,000
Issuance of debt with beneficial conversion feature	-	-	28,000	-	28,000
Net loss - December 31, 2002	-	-	-	(673,925)	(673,925)
	_________	_________	_________	_________	_________
Balance at December 31, 2002	2,810,535	$ 281	$ 1,019,930	$ (1,330,655)	$ (310,444)
	========	========	========	========	========

See notes to financial statements.

_____________________________________________________________________________________________

Electric Aquagenics Unlimited, Inc.

Statements of Cash Flows

	Years ended
	December 31,	December 31,
	2002	2001
Operating activities
Net loss	$ (673,925)	$ (409,580)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,618	6,128
Allowance for doubtful accounts	-	(1,000)
Amortization of debt discount (interest)	184,436	122,724
Changes in operating assets and liabilities:
Accounts receivable	(25,000)	14,884
Accounts receivable-related parties	(51,961)	(54,249)
Inventories	51,446	(33,965)
Prepaid rent	19,000	(19,000)
Accounts payable and accrued expenses	81,225	10,098
Accounts payable- related parties	7,126	(4,082)
Accrued interest - related party loans	34,097	-
	_________	_________
Net cash used in operating activities	(366,938)	(368,042)
Investing activities
Increase in deposits	(500)	(1,552)
Purchase of property, plant and equipment	(375)	(1,382)
	_________	_________
Net cash used in investing activities	(875)	(2,934)
Financing activities
Proceeds from short-term notes and convertible loans	95,700	-
Proceeds from convertible bridge loans and short-term notes-related parties	51,200	198,340
Issuance of common stock for cash	211	225,400
Proceeds from long-term debt	145,493	-
Principle payments on long-term debt	(689)	-
	_________	_________
Net cash provided by financing activities	291,915	423,740
	_________	_________
Net increase (decrease) in cash	(75,898)	52,764
Cash at beginning of period	105,330	52,566
	_________	_________
Cash at end of period	$ 29,432	$ 105,330
	========	========
Supplemental disclosure of non-cash financing activities
Detachable warrants issued with convertible loans	$ 42,000	$ 105,500
	========	========
Issuance of debt with beneficial conversion feature	$ 42,000	$ 105,000
	========	========
Interest paid in cash	$ 5,311	$ -
	========	========

See notes to financial statements.

_______________________________________________________________________________________________

Electric Aquagenics Unlimited, Inc.

Notes to Financial Statements

December 31, 2002 and 2001

1. Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Business

Electric Aquagenics Unlimited, Inc., (the Company) was incorporated on March 6, 2000 under the laws of the state of Delaware and commenced operations in September, 2000. On May 10, 2001, the Company changed its name from Primacide, Inc. to Electric Aquagenics Unlimited, Inc. The Company markets and manufactures purification equipment using technologies that sanitize and clean surfaces using water electrolysis. These products are for commercial and residential use, which the Company intends to market nationally. The Company is a successor enterprise to another company, Primacide, LLC, which was founded by certain of the Company's founders in 1998. The Company was organized with an insignificant carrying amount of the assets of Primacide, LLC.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Inventories

Inventories consist primarily of finished goods. Cost is determined principally on the lower of first-in, first-out (FIFO) cost or market.

Property and Equipment

Property, plant and equipment is stated at cost. Depreciation is computed primarily using the straight-line method based on estimated useful lives, which range from 5 to 7 years.

Revenue Recognition

The Company recognizes revenue from product sales upon receipt and acceptance by the customer, including sales to affiliates. The Company does not have any significant remaining obligations after customer has acknowledged receipt and acceptance.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was expended in 2002 or 2001 for interest or income taxes.

Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities, as well as footnote disclosures included in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences may be material to the financial statements. Estimates that may change significantly in the near term include debt discount estimates, fair values of financial instruments, and contingencies.

_________________________________________________________________________________________________

Electric Aquagenics Unlimited, Inc.

Notes to Financial Statements (continued)

December 31, 2002 and 2001

1. Significant Accounting Policies (continued)

Credit Risk

The Company's customers may be affected by changing economic conditions. Management believes that its credit review procedures, and loss reserves (if any) have adequately provided for usual and customary credit-related losses. The carrying amount of trade receivables and other receivables approximates fair value.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development costs charged to operations were $162,251 and $35,666 in 2002 and 2001, respectively.

Advertising Costs

The Company generally expenses advertising costs as incurred. Advertising expenses included in selling expenses were $600 and $5,696 for the periods ending 2002 and 2001, respectively.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS No. 128"), which is effective for annual periods ending after December 15, 1997. Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding. No changes in the computation of diluted earnings per share amounts are presented since warrants granted would have been anti-dilutive due to the Company's net reported loss (see note 4). Such warrants, totaling 361,000 shares at December 31, 2002 if exercised, could potentially dilute basic EPS in the future. In addition, the Company has entered into convertible debt agreements (see note 3) representing other potentially dilutive securities totaling 286,000 shares, if converted.

	December 31,	December 31,
	2002	2001
Weighted average number of common
shares used	2,772,618	2,505,618
	========	========

Stock-Based Compensation

The Company will account for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.

________________________________________________________________________________________________

Electric Aquagenics Unlimited, Inc.

Notes to Financial Statements (continued)

December 31, 2002 and 2001

1. Significant Accounting Policies (continued)

Income Taxes

The Company uses the liability approach to financial accounting and reporting for income taxes. The differences between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

2. Commitments and Contingencies

The Company currently rents its facilities from an affiliate on a month-to-month basis for $2,500 per month. In order to secure what management felt was a beneficial lease rate, the Company prepaid its lease for the 19 months following December 31, 2001 at $1,000 per month. Accordingly, prepaid rent (both long and short -term portions) had been recorded as an asset to be amortized over the term of prepayment. During 2002, the Company renegotiated the lease, maintaining its month-to-month status but accelerating the prepaid portion of the lease, thus, fully amortizing the asset and requiring commencement of the $2,500 per month payments. Rent expense charged to operations was $27,500 and $1,000 for the years ended December of 2002 and 2001, respectively.

The Company is a defendant in a lawsuit made by a shareholder demanding return of a $50,000 investment for which he received shares. The shareholder contends his investment was intended to be a debt instrument and is entitled to repayment plus interest, costs and fees. The Company is contesting the suit and is of the opinion it will prevail. The Company had sent a stock certificate evidencing the nature of the investment and filed a motion to dismiss the complaint. The court has not yet ruled on that motion. Management estimates the impact on net losses reported by the Company would be minimal.

The Company has assumed a promissory note totaling $52,500 incurred by a predecessor entity against which an adversary proceeding was brought by a debtor in bankruptcy. The predecessor entity claims to have offsets of approximately $47,000 for the sale of equipment and repairs made to assets owned by the debtor, which effectively reduces the amount of liability assumed. The Company is attempting to settle for the difference of $5,500, which has been included in accounts payable.

The Company has entered into a licensing and royalty agreement with a university which conducts a substantial part of the research and development for the Company. The agreement calls for a one-time license fee payment of $10,000 upon signing (June 18, 2002) and an additional $20,000 upon the Company's successful completion of a public offering. Under the agreement, the Company is also required to pay the greater of 5% of all licensed products sales or certain minimum royalty payments beginning in year two of the contract up to $10,000 per year. Included in accounts payable is $20,000 due upon signing, for the remainder of the initial license fee.

__________________________________________________________________________________________________

Electric Aquagenics Unlimited, Inc.

Notes to Financial Statements (continued)

December 31, 2002 and 2001

3. Related Party Transactions

The Company pays management fees to entities owned by shareholders for services rendered to the corporation in lieu of wages. During 2002 and 2001, these payments totaled $104,063 and $55,300, respectively, of which $3,518 was still outstanding at December 31, 2001.

The Company sold products to affiliates or shareholders. Total sales to these entities and cost of sales for the periods ended December 31, 2002 and 2001 are as follows:

	2002	2001
Sales	$ 50,000	$ 61,388
Cost of sales	19,862	32,918
	_________	_________
Gross profit	30,138	28,470
Less discounts	9,939	5,060
	_________	_________
	$ 20,199	$ 23,410
	========	========

Accounts receivable from related parties for product sales were $50,000 and $7,939 for 2002 and 2001, respectively.

The Company paid consulting fees to a shareholder totaling $20,000 during 2001.

The Company also paid legal fees to a shareholder for legal services rendered totaling $14,650 and $11,250 in 2002 and 2001, respectively, of which $10,644 was outstanding at December 31, 2002.

The Company paid $27,500 in rent to an affiliate in 2002 (see note 2), none of which was outstanding at December 31, 2002.

The Company funded some of the operating expenses of H2OAqua-Care Franchising Systems, an affiliated entity whose future franchisees will be required to purchase product from the Company for use by its carpet cleaning businesses. As of December 31, 2001, the Company had financed a total of $60,735, all of which was outstanding at December 31, 2001. An additional $9,900 was advanced in 2002, leaving a total of $70,635 due at December 31, 2002. The advances bear no interest and are unsecured.

On December 4, 2001, the Company obtained bridge loan funding from an affiliate of a shareholder totaling $211,000, bearing interest at 12.00% per annum, and due on June 3, 2002 (see note 4). Additional debt discount related to the note for detachable stock warrants and beneficial conversion features issued under the bridge loan agreement was recorded (see note 4). In June 2002, the affiliate provided an additional $25,000 bridge loan funding which was also convertible to common stock (see note 4).

Total amortization of debt discount charged to related party interest during 2002 arising from the issuance of warrants and convertible debt with beneficial conversion features (see note 5) was $128,436 and $122,724 for the years ended December 31, 2002 and 2001, respectively.

In addition, the Company obtained an additional $26,200 in short-term financing from an affiliate (see note 4). Interest accrued on loans from affiliates totaled $34,097 at December 31, 2002.

_________________________________________________________________________________________________

Electric Aquagenics Unlimited, Inc.

Notes to Financial Statements (continued)

December 31, 2002 and 2001

4. Debt Financing

Short term notes and convertible bridge loans consists of the following at December 31, 2002:
Short-term promissory notes to unrelated parties of $10,000 and $35,700, both bearing interest of 10% and due on May 30, 2003 and September 3, 2002, respectively, with no monthly payments required. The $10,000 loan is in default but has been extended to June, 2003.	$ 45,700
Short-term promissory note to related parties, bearing interest of 10% and due September 30, 2002, no monthly payments required. The loan is in default but has been extended to June of 2003.	$ 26,200
Convertible bridge loan payable to an unrelated individual bearing interest at 12% and maturing on December 17, 2002 (see note 5). The note is now due on demand. Substantial debt discount related to the issuance of warrants with the loan has been recorded and amortized in full as of December 31, 2002 (see note 5).	$ 50,000
Convertible bridge loans payable to related parties, bearing interest of 12% per annum and due on June 3, 2002 and December 17, 2002. The loans require an additional interest charge of 5% if the loans go into default. Upon written approval, the parties may extend repayment in exchange for the issuance of additional shares of common stock at purchase prices of $.01 and $.10 per share. As of December 31, 2002, the parties to the loans had agreed to extend the loans through June 2003 for the purchase of one block of 52,750 shares. As of December 31, 2002, the shares for the extensions had not yet been purchased. Substantial discounts of debt related to the issuance of warrants with the loan has been recorded and amortized in full as of December 31, 2002 (see note 5).	$ 236,000
Long-term debt consists of two unsecured loans from unrelated entities bearing interest at 21.927% per annum, requiring payments of $1,500 per month (each) due October 2012.	$ 144,804
Less current portion	(4,704)
_________
$ 140,100

Future maturities of long-term debt for the five years succeeding December 31, 2002 are as follows:
2003	$ 4,704
2004	5,845
2005	7,264
2006	9,027
2007	11,218
Thereafter	106,746
_________
$ 144,804
========

Management estimates the fair values of debt financing instruments are equal to or less than carrying amounts due to the terms of their repayment.

______________________________________________________________________________________________

Electric Aquagenics Unlimited, Inc.

Notes to Financial Statements (continued)

December 31, 2002 and 2001

5. Stockholders' Equity

In December 2001, as consideration for making a $211,000 bridge loan, the Company issued 211,000 warrants to an affiliate of a stockholder for the purchase of common stock at $ .001 per share, exercisable through December 3, 2006. Because the warrants are detachable, the Company has recorded the fair value of the warrants as bridge loan debt discount under Accounting Principles Board (APB) #14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." The discount was amortized over the original life of the loan (six months) resulting in interest expense totaling $100,436 and $17,724 in 2002 and 2001, respectively. The loan payment terms were extended as described in note 4. The discount offsets the bridge loan payable. The affiliate exercised the warrant in 2002 resulting in the issuance of 211,000 shares for $211.

In June 2002, the Company issued a convertible bridge loan with a face amount of $25,000 and a principal amount of $29,214 (including prepaid interest and fees) to an affiliate (see note 4). At any time, the lender may elect to convert the note into that number of shares of common stock determined by dividing the outstanding principal and interest on the note by $1.00. In correlation with the convertible promissory note, the Company issued stock purchase warrants allowing the lender to purchase 50,000 shares of common stock at an exercise price of $.50 per share.

In June 2002, the Company issued a convertible bridge loan with a face value of $50,000 and a principal amount of $53,000 (including prepaid interest and fees) to individuals (see note 4). The note bears interest at 12% per annum and originally matured on December 17, 2002. At any time, the lender may elect to convert the note into the number of shares of common stock determined by dividing the outstanding principal and interest on the note by $1.00. In correlation with the convertible promissory note, the Company issued stock purchase warrants allowing the lender to purchase 100,000 shares of common stock at an exercise price of $0.50 per share.

The warrants issued in connection with these loans are also detachable, and accordingly, the Company has recorded debt discount equal to the value of the warrants granted of $42,000. The discount is amortized over the life of the loans resulting in total interest charge to operations of $42,000 for the year ended December 31, 2002. The convertible loans are collateralized with shares of Company stock.

The Company calculated the fair value of the warrants on the date of issuance using the Black-Scholes option pricing model and the following assumptions: weighted average expected option term of 5 years; risk free interest rate of 4.39% at December 31, 2002, expected dividend yield of zero percent, and an expected volatility of ranging from 160 % to 170% at December 31, 2002.

The weighted average fair value of warrants granted was $1.00 per share and $.63 per share for the periods ended December 31, 2001 and December 31, 2002, respectively. The fair value of warrants results primarily from an extremely low exercise price and from share prices of recent private placements of the Company's common stock at $1.00 per share.

____________________________________________________________________________________________

Electric Aquagenics Unlimited, Inc.

Notes to Financial Statements (continued)

December 31, 2002 and 2001

5. Stockholders' Equity (continued)

The Black-Scholes model used by the Company to calculate option and warrant values, as well as other currently accepted option valuation models, were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which is significantly different from the Company's stock warrants. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management believes that this model does not necessarily provide a reliable single measure of the fair value of the Company's stock warrants.

As mentioned above, the convertible debt instruments issued in 2001 and 2002 are convertible to common stock at the rate of $1.00 per share, using the "pre-discounted" face value of the debt instruments plus accrued interest as the basis for computing the number of shares to be obtained upon conversion. The "discounted" face value of the convertible debt instruments is substantially less than the original face value resulting in beneficial conversion rates ranging from $0.50 per share to $0.56 per share. Accordingly, the Company has recorded additional interest of $42,000 during the year ending December 31, 2002 and $105,000 during the year ended December 31, 2001, in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios."

6. Income Taxes

Deferred tax assets and liabilities arise from differences in tax and financial statement accounting methods for depreciation and issuance of stock warrants. Significant deferred tax assets also arise from net operating loss carryforwards. Net operating loss carryforwards for federal income tax purposes total $1,141,041 at December 31, 2002 and expire 2020 through 2022. The amount of, and ultimate realization of the benefits from the Company's operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

The significant components of the deferred tax liability (asset) consists of the following:

	2002	2001
Depreciation	$ (246)	$ 2,602
Debt discount amortization	(16,800)	(7,090)
Net operating loss carryforward-tax	(456,416)	(216,204)
Valuation allowance	473,462	220,692
	_________	_________
	$ -	$ -
	========	========

_______________________________________________________________________________________________

Electric Aquagenics Unlimited, Inc.

Notes to Financial Statements (continued)

December 31, 2002 and 2001

6. Income Taxes (continued)

A reconciliation of income tax expense (benefit) to expected income taxes using statutory federal income tax rates:

	2002		2001
Income tax expense (benefit) at statutory rate of 35%	$ (235,874)	(35%)	$ (143,353)	(35%)
Interest applicable to beneficial conversion feature	16,800	2%	42,000	10%
State taxes, net of federal benefit	(33,696)	(5%)	(20,479)	(5%)
Change in valuation allowance	252,770	38%	121,832	30%
	_________	_________	_________	_________
	$ -	0%	$ -	0%
	========	========	========	=========

All significant components of net deferred tax liabilities and assets have been classified as long-term based on the anticipated realization of the underlying assets and settlement of underlying liabilities in accordance with Financial Accounting Standard 109 "Accounting for Income Taxes."

Note 7 - Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. In addition, the Company is experiencing cumulative deficits in retained earnings and equity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company is currently seeking to break escrow on a substantial private placement of equity financing, which, together with expected revenue generation and its existing working capital, the potential for reducing overhead and payments to affiliates for consulting, and restructuring terms of payables (particularly those to affiliates) is anticipated to be sufficient to meet the Company's projected working capital and cash requirements beyond December 31, 2003. However, the Company cannot guarantee that the private placement will close as expected. In addition, unanticipated costs and expenses or lower than anticipated revenues could require additional financing. To the extent financing is not available, the Company may not be able to or may be delayed in being able to commercialize its products and services. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

_____________________________________________________________________________________________