Form 10QSB
period 2003-03-31
ELECTRIC AQUAGENICS UNLIMITED INC
filed 2003-05-15
CIK 1170816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

333-86830

(Commission File No.)

ELECTRIC AQUAGENICS UNLIMITED, INC.

(name of small business issuer in its charter)

Delaware	87-0654478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1464 W. 40 S. Suite #200, Lindon, Utah	84042-1629
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (801) 443-1031

As of May 12, 2003, the Registrant had 2,810,535 shares of Common Stock, $0.0001 par value outstanding.

Electric Aquagenics Unlimited, Inc.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Electric Aquagenics Unlimited, Inc.

Balance Sheets

See Notes to Financial Statements

	March 31, 2003	December 31, 2002
	(unaudited)

ASSETS
Current assets:
Cash	$45,751	$29,432
Accounts receivable, less allowance for doubtful accounts of $1,000 in 2003 and 2002	82,500	25,000
Accounts receivable-related parties	120,955	120,635
Inventories	127,471	158,583
Total current assets	376,677	333,650

Fixed assets:
Computers	18,944	18,944
Furniture & fixtures	1,390	1,390
Machinery & equipment	5,377	1,372
Total fixed assets	25,711	21,706
Less accumulated depreciation	(17,580)	(15,480)
Net fixed assets	8,131	6,226

Other assets:
Deposits	—	2,052
Total other assets	—	2,052

Total assets	$384,808	$341,928

	March 31, 2003	December 31, 2002
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$149,569	$104,927
Accounts payable-related parties	10,644	10,644
Accrued interest-related party loans	41,832	34,097
Short-term notes	45,700	45,700
Short-term notes-related parties	51,200	26,200
Convertible bridge loans-other	50,000	50,000
Convertible bridge loans- related parties	236,000	236,000
Current portion of long-term debt	5,900	4,704
Total current liabilities	590,845	512,272

Long-term debt:
Notes payable-less current portion	137,822	140,100

Stockholders equity (deficit):
Common stock, par value $.0001 per share; 50,000,000 authorized shares; 2,810,535 shares issued and outstanding	281	281
Additional paid in capital	1,019,930	1,019,930
Retained earnings (deficit)	(1,364,070)	(1,330,655)
Total stockholders’ equity (deficit)	(343,859)	(310,444)
Total liabilities and stockholders’ equity (deficit)	$384,808	$341,928

Electric Aquagenics Unlimited, Inc.

Statements of Operations

See Notes to Financial Statements

	For the Three Months Ended March 31,
	2003	2002
	(unaudited)
Revenues
Regular sales	$100,000	$—
Cost of goods sold	(31,112)	—
Gross Profit	68,888	—

Other Expenses
Other general and administrative	35,526	19,895
Advertising	7,028	5,000
Management, legal and consulting fees paid to affiliates or shareholders	27,492	13,798
Research and development	6,913	65,075
Depreciation	2,100	1,530
Rents	4,948	3,000
Total other expenses	84,007	108,298
Net operating loss	(15,119)	(108,298)
Other income (expense)
Interest - related party	(7,735)	(59,080)
Interest - other	(10,561)	—
Net loss before income taxes	(33,415)	(167,378)
Income tax (expense) benefit	—	—
Net loss	$(33,415)	$(167,378)

Net loss per share	$(.01)	$(.06)

Weighted average shares outstanding	2,810,535	2,599,535

Electric Aquagenics Unlimited, Inc.

Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

See Notes to Financial Statements

			Additional Paid in Capital	Retained Earnings (deficit)	Total
	Common Stock
	Shares	Amount

Balance at January 1, 2002	2,599,535	260	935,740	(656,730)	279,270

Exercise of Common Stock warrants	211,000	21	190	—	211

Detachable warrants issued for bridge loan-related party	—	—	14,000	—	14,000

Detachable warrants issued with convertible debt	—	—	28,000	—	28,000

Issuance of debt with beneficial conversion feature-related party	—	—	14,000	—	14,000

Issuance of debt with beneficial conversion feature	—	—	28,000	—	28,000

Net loss - December 31, 2002	—	—	—	(673,925)	(673,925)

Balance at December 31, 2002	2,810,535	281	1,019,930	(1,330,655)	(310,444)

Net loss – March 31, 2003	—	—	—	(33,415)	(33,415)

Balance at March 31, 2003	2,810,535	281	1,019,930	(1,364,070)	(343,859)

Electric Aquagenics Unlimited, Inc.

Statements of Cash Flows

See Notes to Financial Statements

	For the Three Months Ended March 31,
	2003	2002
	(unaudited)

Operating activities
Net loss	$(33,415)	$(167,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,100	1,530
Allowance for doubtful accounts	—	—
Amortization of debt discount (interest)	—	59,080
Changes in operating assets and liabilities:
Accounts receivable	(57,500)	—
Accounts receivable-related parties	(320)	4,939
Inventories	31,112	—
Prepaid rent	—	3,000
Accounts payable and accrued expenses	44,642	1,501
Accounts payable-related parties	—	(3,518)
Accrued interest-related party loans	7,735	—
Net cash used in operating activities	(5,646)	(100,845)

Investing activities
Decrease in deposits	2,052	—
Purchase of property, plant and equipment	(4,005)	—
Net cash used in investing activities	(1,953)	—

Financing activities
Proceeds from short-term notes-related parties	25,000	—
Principal payments on long-term debt	(1,082)	—
Net cash provided by financing activities	23,918	—
Net increase (decrease) in cash	16,319	(100,845)
Cash at beginning of period	29,432	105,330
Cash at end of period	$45,751	$4,485

Supplemental disclosures:
Interest paid in cash	$7,918	$—

Electric Aquagenics Unlimited, Inc.

Notes to Condensed Financial Statements (unaudited)

March 31, 2003 and 2002

1.     Presentation

The financial statements as of March 31, 2003 and 2002 and for the three months ended March 31, 2003 and 2002 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows.  The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years.  The Company has previously filed with the SEC an annual reports on Form 10-KSB which included audited financial statements for the two years ended December 31, 2002.  It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company’s 10-KSB filing.

2.     Net income per common share

Net income per common share is computed based on the weighted-average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period.  Stock options and warrants are considered to be common stock equivalents.

Basic net loss per common share is the amount of net loss for the period available to each share of common stock outstanding during the reporting period.  Diluted net loss per common share is the amount of net loss for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

No changes in the computation of diluted earnings per share amounts are presented since warrants granted would have been anti-dilutive due to the Company’s net reported loss.  Such warrants could potentially dilute basic EPS in the future.

3.     Cash held in escrow

Included in cash and cash equivalents are deposits held totaling $43,226 in escrow pending the completion of a registered offering in which a minimum of $400,000 of capital must be raised (200,000 shares) before the funds can be used for operations.  Included in accounts payable and accrued expenses are offsetting encumbrances for the same amount.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

We are an early stage company that designs and develops sanitizing products that are free of toxins and harmful residues associated with traditional chemically based disinfecting and cleaning agents.  Our products are intended to replace many of the traditional methods used in commercial and industrial disinfecting and cleaning in industries such as food processing, medical services and household cleaning.  Our products also have many consumer household applications such as carpet and upholstery cleaning.  Our products have been tested in laboratories and have been used in some commercial applications.   Our products range from carpet cleaning agents to products used for the sanitation of agricultural products, red meats and poultry.

Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Selected Financial Information

	Three months ended March 31,
	2003	2002
Revenue, net	$100,000	$0

Gross profit (loss)	68,888	0

Operating expenses	84,007	108,298

Net Operating Loss	(15,119)	(108,298)

Other Income (Expense)	(18,296)	(59,080)

Net loss	(33,415)	(167,378)

	March 31, 2003	December 31, 2002
Balance Sheet Data:

Cash and Cash Equivalents	$45,751	$29,432

Total Current Assets	376,677	333,650

Total Assets	384,808	341,928

Total Current Liabilities	590,845	512,272

Long Term Debt	137,822	140,100

Total stockholders’ equity	(343,859)	(310,444)

Discussion

Revenues for the three months ended March 31, 2003 were $100,000, compared to zero for the three months ended March 31, 2002.  The increase in revenues was due primarily to the fact that the Company was still primarily in a research and development mode one year ago, whereas it is now beginning to sell products.  Most of the Company’s sales during the first quarter of 2003 were sales of generators to carpet cleaning companies.  It is anticipated that such sales will continue to improve as the Company’s affiliate H2O Aqua Care Franchising Systems begins to sell carpet and upholstery cleaning franchises that will use the Company’s products.

In addition, we expect revenues from the sale of disinfectant products to commence later in 2003.  The disinfectant products are being developed with the intention to target businesses in the meat industry that require chemicals to disinfect their meat products and processing facilities.  We have not yet fully developed our disinfectant products, nor have we completed any packaging designs for such products.  A failure to develop products, bring them to market or obtain market acceptance will negatively affect our revenue related projections.

Cost of goods sold as a percentage of revenues during the three months ended March 31, 2003 was 31.1%, compared to 45.9% for the year ended December 31, 2002.  The reduction in cost of sales as a percentage of revenues is a result of increased efficiencies and improved vendor selection.  Our increased efficiencies was also reflected in the 22.4% decrease in operating expenses in the third quarter of 2003 as compared to the third quarter of 2002, from $108,298 during the three months ended March 31, 2002 compared to $84,007 during the three months ended March 31, 2003.

The Company’s net loss for the first three months of 2003 was $33,415, compared to a net loss of $167,378 for the same three month period in 2002.  This decrease in net loss is directly attributable to an increase in sales and a decrease in operating expenses.

Liquidity And Capital Resources

At March 31, 2003, we had cash and cash equivalents of $45,751, compared to $29,432 at December 31, 2002, an increase of 55.5%.  Our accounts receivable increased 330% from December 31, 2002 to March 31, 2003, from $25,000 to $82,500, and our total assets increased 12.5%, from $341,928 to $384,808, in the three months between December 31, 2002 and March 31, 2003.  During that same period, our total current liabilities increased 15.3%, from $512,272 at December 31, 2002 to $590,845 at March 31, 2003.

We are currently attempting to raise $2,000,000 through a registered offering of 1,000,000 shares of our common stock.  As of May 14, 2003, investors have subscribed for a total of more than 200,000 shares, and approximately $315,000 has been paid into the escrow account.  The registered offering requires all money raised to be held in an escrow account until such time as a total of $400,000 has been paid into the escrow account.  We anticipate exceeding $400,000 in the escrow account no later than the end of May, 2003.  Proceeds from the registered offering should be sufficient to fund our continuing operations at their current level through the remainder of 2003.  Management recognizes that additional funding will be required to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding. In addition, management is also looking to increases in cash flows through increases in revenue.

If we do not raise sufficient funds, we also may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Financing transactions in the future may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, inability to establish a public market for our common stock, or once we have a market for our common stock, a subsequent decline in the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult for us to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved.  Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the company’s results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the company will be achieved.

Item 3.   Controls and Procedures

Within the ninety (90) day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II – OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

99.1                           Certification of Chief Executive Officer and Chief Financial Officer

(b)                                 Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on May 14, 2003.

ELECTRIC AQUAGENICS UNLIMITED, INC.

By:	/s/	Gaylord M. Karren
Gaylord M. Karren
Chief Executive Officer
Principal Executive Officer and
Principal Financial Officer

CERTIFICATION

I, Gaylord M. Karren, certify that:

1.          I have reviewed this quarterly report on Form 10-QSB of Electric Aquagenics Unlimited, Inc. (the “registrant”);

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                   presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.          I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/S/ Gaylord M. Karren
Name:	Gaylord M. Karren
Title:	Chief Executive Officer Chief Financial Officer