Form 10QSB
period 2003-06-30
ELECTRIC AQUAGENICS UNLIMITED INC
filed 2003-08-19
CIK 1170816

______________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(X)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

or

 (  )

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

As of August 12, 2003, the Registrant had 3,133,785 shares of Common Stock, $0.0001 par value outstanding.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Electric Aquagenics Unlimited, Inc.

Balance Sheets

June 30,

December 31,

   2003

   2002

(unaudited)

ASSETS

Current assets:

Cash

$

343,612

$

29,432

Accounts receivable, less allowance for doubtful

accounts of $1,000 in 2003 and 2002

160,000

25,000

Accounts receivable-related parties

132,455

120,635

Inventories

95,122

158,583

Total current assets

731,189

333,650

Fixed assets:

Computers

$

 18,944

$

18,944

Furniture & fixtures

   1,390

1,390

Injection Molding

5,000

-

Machinery & equipment

30,455

1,372

Total fixed assets

55,789

21,706

Less accumulated depreciation

(20,180)

(15,480)

Net fixed assets

35,609

6,226

Other assets:

Deposits

$

-

$

2,052

Total other assets

-

2,052

Total assets

$

766,798

$

341,928

(See Notes to Financial Statements)

 June 30,

December 31,

   2003

   2002

   (unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable and accrued expenses

$

116,073

$

104,927

Accounts payable-related parties

6,424

10,644

Accrued interest-related party loans

49,567

34,097

Short-term notes

45,700

45,700

Short-term notes-related parties

41,200

26,200

Convertible bridge loans-other

50,000

50,000

Convertible bridge loans- related parties

236,000

236,000

Current portion of long-term debt

6,100

4,704

Total current liabilities

551,064

512,272

Long-term debt:

Notes payable-less current portion

$

136,872

$

140,100

Stockholders equity (deficit):

Common stock, par value $ .0001 per share;

       50,000,000 authorized shares; 3,133,785 and 2,810,535

       shares issued and outstanding, respectively

$

313

$

281

Additional paid in capital

1,581,853

1,019,930

Retained earnings (deficit)

(1,503,304)

(1,330,655)

Total stockholders’ equity (deficit)

78,862

(310,444)

Total liabilities and stockholders’ equity (deficit)

$

766,798

$

341,928

(See Notes to Financial Statements)

Electric Aquagenics Unlimited, Inc.

Statement of Operations

Six Months Ended

Three Months Ended

June 30,

    June 30,

     2003

     2002

     2003

     2002

 (unaudited)

(unaudited)

Revenues

Regular sales

$

200,000

$

95,000

$

100,000

$

95,000

Cost of goods sold

(63,461)

(35,418)

(32,349)

(35,418)

Gross Profit

136,539

59,582

67,651

59,582

Other Expenses

Other general and administrative

116,454

76,554

80,928

56,659

Advertising

7,028

10,419

-

5,419

Management, legal and consulting fees paid

to affiliates or shareholders

98,867

40,488

71,375

26,690

Research and development

32,845

128,866

25,932

63,791

Depreciation

4,700

3,060

2,600

1,530

Rents- related party

15,655

7,000

10,707

4,000

Total other expenses

275,549

266,387

191,542

158,089

Net operating loss

(139,010)

(206,805)

(123,891)

(98,507)

Other income (expense)

Interest expense - related party

(15,470)

(116,256)

(7,735)

(57,176)

Interest expense- other

(19,154)

(31,640)

(8,593)

(31,640)

Interest income

985

-

985

-

Net loss before income taxes

(172,649)

(354,701)

(139,234)

(187,323)

Income tax (expense) benefit

-

-

-

-

Net loss

$

(172,649)

$

(354,701)

$

(139,234)

$

(187,323)

Net loss per share

 $

(.06)

$

(.13)

$

(.05)

$

(.07)

Weighted average shares outstanding

2,864,410

2,634,702

2,918,255

2,599,535

(See Notes to Financial Statements)

Electric Aquagenics Unlimited, Inc.

Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

Additional

Common Stock

  Paid in

Retained

Shares

Amount

Capital

Earnings (deficit)

Total

Balance at January 1, 2002

2,599,535

$

260

$

935,740

$

(656,730)

$

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

281

1,019,930

(1,330,655)

(310,444)

Net proceeds from issuance of

common stock

323,250

32

561,923

-

561,955

Net loss – June 30, 2003

-

-

-

(172,649)

(172,649)

Balance at June 30, 2003

3,133,785

$

313

$

1,503,304

$

(1,503,304)

$

(78,862)

(See Notes to Financial Statements)

Electric Aquagenics Unlimited, Inc.

Statements of Cash Flows

For the Six Months Ended

June 30,

2003

2002

(unaudited)

Operating activities

Net loss

$

(172,649)

$

(354,701)

Adjustments to reconcile net loss to net cash

used in operating activities:

Depreciation

4,700

3,060

Allowance for doubtful accounts

-

-

Amortization of debt discount (interest)

-

147,896

Changes in operating assets and liabilities:

Accounts receivable

(135,000)

(50,000)

Accounts receivable-related parties

(11,820)

(34,900)

Inventories

63,461

35,418

Other assets

2,052

6,000

Accounts payable and accrued expenses

11,146

32,786

Accounts payable-related parties

(4,220)

(3,518)

Accrued interest-related party loans

15,470

-

Net cash used in operating activities

(226,860)

(217,959)

Investing activities

Purchase of property, plant and equipment

(34,083)

-

Net cash used in investing activities

(34,083)

-

Financing activities

Proceeds from short-term notes-related parties

15,000

25,000

Proceeds from (payments on) short-term notes and

convertible debentures

(1,832)

121,400

Issuance of common stock for cash

561,955

211

Net cash provided by financing activities

535,123

146,611

Net increase (decrease) in cash

314,180

(71,348)

Cash at beginning of period

29,432

105,330

Cash at end of period

$

343,612

$

33,982

Supplemental disclosures:

Detachable warrants issued with

convertible loans

$

-

$

42,000

Interest paid in cash

$

13,868

$

-

(See Notes to Financial Statements)

Electric Aquagenics Unlimited, Inc.

Notes to Condensed Financial Statements (unaudited)

June 30, 2003 and 2002

1.

Presentation

The financial statements as of June 30, 2003 and 2002 and for the three and six months then ended were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows.  The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years.  The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the year ended December 31, 2002. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company’s 10-KSB filing.

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

3.

Public Offering

During the Company’s most recent reporting period ended June 30, 2003, the Company has issued 323,250 shares of its common stock in a registered offering of up to 1,000,000 shares at $2.00 per share.  The registered offering required that all money raised be held in an escrow account until such time as a minimum of $400,000 had been raised.  In June 2003, the Company successfully raised more than $400,000 and began using the proceeds in operations.  Of the total proceeds raised of $646,500 through June 30, 2003, $84,545 was used to pay commissions and other costs of raising capital for net proceeds of $561,955.  The offering is still open and additional shares may be issued.

Item 2.

Management's Discussion and Analysis or Plan of Operation

We are an early stage company that designs, develops and manufactures equipment that uses water electrolysis to create fluids that sanitize and clean surfaces in a wide array of industries and applications. We also intend to develop and market electrolyzed fluid products generated by this equipment.  We have documented test results in the food processing, mold remediation and carpet cleaning industries demonstrating unprecedented pathogen killing effectiveness of the electrolyzed fluid generated by our equipment.  We have identified 6 industries for early stage focus.  Phase one will consist of (a) carpet cleaning, (b) mold remediation, and (c) consumer products.  Phase two will primarily target (a) poultry processors, (b) beef processors, and (c) fruits and vegetables.

We currently generate modest revenues by selling or leasing our commercial units through one of our affiliates, H20 Aqua Care Franchising Systems, Inc. (AquaCare).  Over the last 18 months the company has also been working with a restoration company, AquaSafe Enviro Recovery, Inc. (AER) that has been granted an exclusive license for use of the fluid technology in the mold remediation industry.  The fluid, Primacide A, was approved by the EPA in December, 2002 for use on both food and non-food surfaces.  AER has documented actual on-site mold remediation jobs using Primacide A that have shown dramatic results in solving mold contaminations in homes and commercial buildings.  Provisional utility patents have been filed both in the carpet cleaning and mold remediation applications.

We are also in early discussions to provide our products to various consumer product companies.  Products such as a hand sanitizer, baby wipes, feminine hygiene wipes, mouth wash, baby changing station disinfectant, unique hydrating drinking water and several other products could potentially use the electrolyzed fluid generated by our equipment. These products using our electrolyzed fluid will be unique in providing both a non-toxic and antimicrobial process and results.

We also continue to perform testing in the poultry and beef packaging industries in conjunction with the University of Georgia, Athens.  Further tests will soon be started at Colorado State University for a major beef processing company in the Mid-West.  We are also in the process of testing our products to wash and disinfect fruits and vegetables.  Extensive testing has already been performed using our electrolyzed fluids on fruits and vegetables to extend the life of these perishables by safely and effectively reducing the mold and fungus counts that decay and destroy fruits and vegetables.

We have organized pilot test programs underway in processing plants in four industries; i.e. poultry processing, beef processing, mold remediation and fruit and vegetable processing.  Revenues in these second tier industries are expected to begin in the fourth quarter of 2003.

On September 13, 2002, we received an FDA approval letter designating its fluids as generally regarded as safe (GRAS) for all foods and food contact surfaces and equipment.  It further states that the approval applies to other products that are already approved for hypochlorous acid application, including beef, pork, eggs etc.  This inclusion was granted under 21 CFR 173, 178, 182, 184, 198 and 40 CFR 180. The fluid was approved in December 2002 by the EPA and USDA as well as the National Organic Program.

The Company recently concluded cytotoxicity and ISO skin sensitivity and vaginal irritation tests on mucosal membrane at NAMSA, (National Administration of Medical Science Association) Irvine, California to support the Company’s claims for the fluids to be used as consumer safe products such as hand and body wipes, baby wipes, mouth wash and for skin treatment.  The NAMSA tests show no toxicity for these products.

Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Selected Financial Information

Three months ended	Six Months ended
June 30,	June 30,

	2003	2002	2003	2002
Revenue, net	$100,000	95,000	200,000	95,000
Gross profit (loss)	67,651	59,582	136,539	59,582
Operating expenses	191,542	158,089	275,549	266,387
Other income (expense)	(15,343)	(88,816)	(33,639)	(147,896)
Net loss	(139,234)	(187,323)	(172,649)	(354,701)

	June 30, 2003	December 31, 2002
Balance Sheet Data:
Cash and Cash Equivalents	$343,612	$29,432
Total Current Assets	731,189	333,650
Total Assets	766,798	341,928
Total Current Liabilities	551,064	512,272
Long Term Debt	136,872	140,100
Total stockholders’ equity	78,862	(310,444)

Discussion

From 2002 to 2003 revenue has been fairly level, averaging approximately $100,000 per quarter.  We have recently formalized our licensing arrangements for our products in the carpet cleaning and mold remediation industries.  That will allow our licensees in those industries to begin to grow, which will, in turn, lead to an increase in our anticipated revenue.

We have just recently formalized our licensing arrangement for the use of our products by H2O AquaCare Franchising Systems (“AquaCare”) in the carpet cleaning industry.  AquaCare is a start-up franchisor that is still primarily in the planning and pre-marketing stage.  It is now completing its marketing plan, and is in the process of registering with the various states to sell franchises.  Consequently, there are only a few AquaCare franchises in operation that use our products.

The majority of our revenue during the last two years has been from the sale of our products to the few existing AquaCare franchisees.  AquaCare anticipates a dramatic growth in the number of carpet cleaning franchises it will sell during the next couple years.  This growth is expected to begin during the third and fourth quarters of 2003.  Since each AquaCare franchisee will be required to purchase our products, the anticipated growth in the number of AquaCare franchisees should translate directly into revenue growth for the Company.

We have also recently formalized a licensing arrangement with AquaEnviro Recovery, LLC (“AER”), one of our affiliates that is involved in the mold remediation industry.  We have done significant testing of our products to eliminate and prevent the growth of mold.  The test results have confirmed that our products are very effective in eliminating existing mold and in treating confined areas to prevent the growth of mold in the future. The safety of our products from environmental and health standpoints makes them exceptionally well suited for use in mold remediation.  AER is also a start-up company, and we anticipate that its growth over the next few years will significantly contribute to our revenues.

In addition, we expect revenues from the sale of disinfectant products to commence later in 2003 or early in 2004.  The disinfectant products are initially being targeted to businesses in the meat packaging industry that require chemicals to disinfect their meat products and processing facilities.  We have not yet fully developed our disinfectant products, nor have we completed any packaging designs for such products.

Cost of goods sold as a percentage of revenues during the three months ended June 30, 2003 was 32.3%, compared to 37.3% for the same period in 2002.  The reduction in cost of sales as a percentage of revenues is a result of increased efficiencies and improved vendor selection.  However, because of increased product development expenses, travel expenses and the costs incurred in our on-going public sale of common stock, our operating expenses increased 21.2% from the second quarter of 2002 to the second quarter of 2003, from $158,089 to $191,542.

The increase in operating expenses during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 was offset by an 82.7% reduction in other expenses.  Other expenses, which includes primarily interest expense, decreased from $88,816 for the three months ended June 30, 2002 to $15,343 for the same period in 2003.  Our net loss for the second quarter of 2003 was $139,234, which represents a 25.7% reduction from the $187,323 net loss for the second quarter of 2002.

Liquidity And Capital Resources

At June 30, 2003, we had cash and cash equivalents of $343,612, compared to $29,432 at December 31, 2002, an increase of 1,067%.  Our accounts receivable from unrelated parties increased 540% from December 31, 2002 to June 30, 2003, from $25,000 to $160,000, and our total assets increased 124.3%, from $341,928 to $766,798, in the six months between December 31, 2002 and June 30, 2003.  During that same period, our total current liabilities increased 7.6%, from $512,272 at December 31, 2002 to $551,064 at June 30, 2003.

We are currently attempting to raise $2,000,000 through a registered offering of 1,000,000 shares of our common stock.  As of June 30, 2003, investors had subscribed for a total of 323,250 shares at $2.00 per share, for total gross proceeds of $646,500.  Out of the gross proceeds, $84,545 was paid as costs related to the offering, resulting in net offering proceeds to the Company of $561,955.  Proceeds from the registered offering should be sufficient to fund our continuing operations at their current level through the remainder of 2003.  Management recognizes that additional funding will be required to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding. In addition, management is expecting an increase in cash flows through anticipated increases in revenue.

If we do not raise sufficient funds, we may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Financing transactions in the future may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, inability to establish a public market for our common stock, or once we have a market for our common stock, a subsequent decline in the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult for us to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

PART II – OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits.

EX 31.1 and EX 32.1 Certifications of Chief Executive Officer and Chief Financial Officer

(b)

Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on August 18, 2003.

ELECTRIC AQUAGENICS UNLIMITED, INC.

By:   /s/ Gaylord M. Karren_____

Gaylord M. Karren

Chief Executive Officer

Principal Executive Officer and

Principal Financial Officer