Form 10QSB
period 2003-09-30
ELECTRIC AQUAGENICS UNLIMITED INC
filed 2003-11-19
CIK 1170816

   ______________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(X)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

or

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

As of November 14, 2003, the Registrant had 3,810,535 shares of Common Stock, $0.0001 par value outstanding.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Electric Aquagenics Unlimited, Inc.

Balance Sheets

  September 30,

December 31,

2003

2002

(unaudited)

ASSETS

Current assets:

Cash

$

307,435

$

29,432

Accounts receivable, less allowance for doubtful

accounts of $1,000 in 2003 and 2002

107,107

25,000

Accounts receivable-related parties

190,426

120,635

Inventories

81,600

158,583

Total current assets

686,568

333,650

Fixed assets:

Computers

18,944

18,944

Furniture & fixtures

1,390

1,390

Injection Molding

10,000

-

Machinery & equipment

34,708

1,372

Total fixed assets

65,042

21,706

Less accumulated depreciation

(22,780)

(15,480)

Net fixed assets

42,262

6,226

Other assets:

Deposits

2,075

2,052

Total other assets

2,075

2,052

Total assets

$

730,905

$

341,928

See notes to financial statements

September 30,

December 31,

2003

2002

(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable and accrued expenses

$

144,306

$

104,927

Accounts payable-related parties

-

10,644

Accrued interest-related party loans

57,302

34,097

Short-term notes

45,700

45,700

Short-term notes-related parties

41,200

26,200

Convertible bridge loans-other

50,000

50,000

Convertible bridge loans- related parties

216,000

236,000

Current portion of long-term debt

5,536

4,704

Total current liabilities

560,044

512,272

Long-term debt:

Notes payable-less current portion

136,187

140,100

Stockholders equity (deficit):

Common stock, par value $ .0001 per share;

50,000,000 authorized shares; 3,320,985 and 2,810,535

shares issued and outstanding, respectively

332

281

Additional paid in capital

1,915,627

1,019,930

Retained earnings (deficit)

(1,881,285)

(1,330,655)

Total stockholders’ equity (deficit)

34,674

(310,444)

Total liabilities and stockholders’ equity (deficit)

$

730,905

$

341,928

See notes to financial statements

Electric Aquagenics Unlimited, Inc.

Statements of Operations (Unaudited)

Nine Months Ended

Three Months Ended

September 30,

        September 30,

     2003

     2002

     2003

     2002

Revenues

Regular sales, net of returns

$

200,000

$

95,000

$

-

$

-

Cost of goods sold

(76,983)

(35,418)

(13,522)

-

Gross Profit

123,017

59,582

(13,522)

-

Other Expenses

Other general and administrative

279,857

102,759

163,403

26,205

Advertising

34,500

14,681

27,472

4,262

Management, legal and consulting fees paid

to affiliates or shareholders

169,567

68,086

70,700

27,598

Research and development

103,253

138,271

70,408

9,405

Depreciation

7,300

4,591

2,600

1,531

Rents- related party

25,903

25,000

10,248

18,000

Total other expenses

620,380

353,388

344,831

87,001

Net operating loss

(497,363)

(293,806)

(358,353)

(87,001)

Other income (expense)

Interest expense - related party

(23,205)

(123,186)

(7,735)

(6,930)

Interest expense- other

(31,047)

(45,500)

(11,893)

(13,860)

Interest income

985

-

-

-

Net loss before income taxes

(550,630)

(462,492)

(377,981)

(107,791)

Income tax (expense) benefit

-

-

-

-

Net loss

$

(550,630)

$

(462,492)

$

(377,981)

$

(107,791)

Net loss per share

$

(.18)

$

(.17)

$

(.12)

$

(.04)

Weighted average shares outstanding

2,985,402

2,687,452

3,227,385

2,810,535

See notes to financial statements

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

510,450

51

895,697

-

895,748

Net loss – September 30, 2003

-

-

-

(550,630)

(550,630)

Balance at September 30, 2003

3,320,985

$

332

$

1,915,627

$

(1,881,285)

$

34,674

See notes to financial statements

Electric Aquagenics Unlimited, Inc.

Statements of Cash Flows (Unaudited)

For the Nine Months Ended

September 30,

2003

2002

Operating activities

Net loss

$

(550,630)

$

(462,492)

Adjustments to reconcile net loss to net cash

used in operating activities:

Depreciation

7,300

4,591

Amortization of debt discount (interest)

-

168,686

Changes in operating assets and liabilities:

Accounts receivable

(82,107)

(7,939)

Accounts receivable-related parties

(69,791)

(76,961)

Inventories

76,983

35,418

Other assets

(23)

19,000

Accounts payable and accrued expenses

39,379

40,655

Accounts payable-related parties

(10,644)

(3,518)

Accrued interest-related party loans

23,205

-

Net cash used in operating activities

(566,328)

(282,560)

Investing activities

Purchase of property, plant and equipment

(43,336)

(266)

Net cash used in investing activities

(43,336)

(266)

Financing activities

Proceeds from short-term notes and convertible

bridge loans-related parties

71,250

50,900

Payments on short-term notes and convertible

bridge loans-related party

(76,250)

-

Proceeds from (payments on) short-term notes and

convertible bridge loans

-

139,097

Principle payments on long-term debt

(3,081)

-

Issuance of common stock for cash (net)

895,748

211

Net cash provided by financing activities

887,667

190,208

Net increase (decrease) in cash

278,003

(92,618)

Cash at beginning of period

29,432

105,330

Cash at end of period

$

307,435

$

12,712

Supplemental disclosures:

Detachable warrants issued with

convertible loans

$

-

$

42,000

Issuance of debt with beneficial conversion feature

$

-

$

42,000

Interest paid in cash

$

23,118

$

-

See notes to financial statements

Electric Aquagenics Unlimited, Inc.

Notes to Financial Statements (unaudited)

September 30, 2003 and 2002

1.

Presentation

The financial statements as of September 30, 2003 and 2002 and for the nine months then ended were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist primarily of normal recurring adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows.  The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years.  The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the year ended December 31, 2002.  It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company’s 10-KSB filing.

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

3.

Public Offering

During the Company’s most recent reporting period ended September 30, 2003, the Company has issued 510,450 shares of its common stock as part of a registered offering of up to 1,000,000 shares at $2.00 per share.  The registered offering required that all money raised be held in an escrow account until such time as a minimum of $400,000 had been raised.  In June 2003, the Company successfully raised more than $400,000 and began using the proceeds in operations.  Of the total proceeds raised of $1,020,900 through September 30, 2003, $125,152 was used to pay commissions and other costs of raising capital for net proceeds of $895,748.  As of September 30, 2003, the offering was still open and additional shares may be issued.

Item 2.

Management's Discussion and Analysis or Plan of Operation

We are an early stage company that designs, develops and manufactures equipment that uses water electrolysis to create fluids that sanitize and clean surfaces in a wide array of industries and applications. We also intend to develop and market electrolyzed fluid products generated by this equipment.  We have documented test results in the food processing, mold remediation and carpet cleaning industries demonstrating unprecedented pathogen killing effectiveness of the electrolyzed fluid generated by our equipment.  We have identified eight separate industries for early stage focus.  Of those eight industries, we are presently focusing most of our attention on carpet cleaning and retail grocery outlets.

We currently generate modest revenues by selling or leasing our commercial units through one of our affiliates, ZEROREZ Franchising Systems, Inc., formerly known as H2O AquaCare Franchising Systems, Inc. (“ZEROREZ”).  ZEROREZ has completed its Uniform Franchise Offering Circular and Franchise Agreement and is in the very early stages of offering carpet and floor care franchises to the public.  As part of its initial required equipment package, each franchisee will be required to obtain a three year lease on one of the Company’s fluid generators for every five carpet cleaning trucks operated by the franchisee.  Each of the generators to be used by a carpet cleaning franchisee has a price of approximately $25,000.  It is anticipated that revenue from this line of business, which has been minimal to date, will begin to ramp up during the first quarter of 2004.

The Company is also developing products to be used in the retail grocery industry.  We have obtained studies and test results showing that Primacide A, a fluid generated by our machines, is effective in killing pathogens on fruits, vegetables and meats and in extending the shelf life of exposed fruits and vegetables.  Extensive testing has already been performed using our electrolyzed fluids on fruits and vegetables to extend the life of these perishables by safely and effectively reducing the mold and fungus counts that decay and destroy fruits and vegetables.

In collaboration with a national company that services retail grocery outlets, the Company is developing a specialized model of its fluid generator to be used in the produce departments of retail grocery outlets.  There are more than 148,000 retail grocery outlets in the United States that could potentially utilize our equipment.

We are continuing to work with a restoration company, AquaSafe Enviro Recovery, Inc. (AER) that has been granted an exclusive license for use of the fluid technology in the mold remediation industry.  AER has documented actual on-site mold remediation jobs using Primacide A that have shown dramatic results in solving mold contaminations in homes and commercial buildings.  Additional testing is underway.  Provisional utility patents have been filed both in the carpet cleaning and mold remediation applications.

We are also continuing our early stage discussions to provide our products to various consumer product companies.  Products such as a hand sanitizer, baby wipes, feminine hygiene wipes, mouth wash, baby changing station disinfectant, unique hydrating drinking water and several other products could potentially use the electrolyzed fluid generated by our equipment. These products using our electrolyzed fluid will be unique in providing both a non-toxic and antimicrobial process and results.

We also continue to perform testing in the poultry, beef packaging and oyster industries in conjunction with the University of Georgia, Athens.  Further tests will soon be started at Colorado State University for a major beef processing company in the Mid-West, and at Louisiana State University for several major oyster processors.  We have organized pilot test programs underway in processing plants in five industries; i.e. poultry processing, beef processing, mold remediation, oysters and fruit and vegetable processing.  Revenues in these second tier industries are expected to begin in the first and second quarters of 2004.

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

Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Selected Financial Information

Three months ended	Nine Months ended
September 30,	September 30,

	2003	2002	2003	2002
Revenue, net	$0	$0	$200,000	$95,000
Gross profit (loss)	(13,522)	0	123,017	59,582
Operating loss	358,353	87,001	497,363	293,806
Other income (expense)	(19,628)	(20,790)	(53,267)	(168,686)
Net income (loss)	(377,981)	(107,791)	(550,630)	(462,492)

	September 30, 2003	December 31, 2002
Balance Sheet Data:
Cash and Cash Equivalents	$307,435	$29,432
Total Current Assets	686,568	333,650
Total Assets	730,905	341,928
Total Current Liabilities	560,044	512,272
Long Term Debt	136,187	140,100
Total stockholders’ equity (deficit)	34,674	(310,444)

Discussion

The Company’s revenue remains fairly level, averaging approximately $50-100,000 per quarter.  We have licensed our products to ZEROREZ Franchising Systems, Inc., formerly known as H2O AquaCare Franchising Systems, Inc. (“ZEROREZ”) in the carpet cleaning industry.  ZEROREZ is a start-up franchisor that has just completed its Uniform Franchise Offering Circular and is now beginning to offer carpet and fabric cleaning franchises to the public.  There are presently twelve ZEROREZ outlets in operation, all of which use our products.  Since each ZEROREZ franchisee will be required to purchase or lease one of our fluid generators for each five carpet cleaning trucks it has in operation, the anticipated growth in ZEROREZ franchisees should translate directly into revenue growth for the Company.  We expect that revenue from the sale/lease of our fluid generators to ZEROREZ franchisees will begin to ramp up during the first quarter of 2004 with the completion of the Uniform Franchise Offering Circular and the commencement of an aggressive advertising program.

We are also in the very early stages of a relationship with a national company that provides fruit and vegetable spraying systems to retail grocery outlets.  We are developing specialized products to service the retail grocery industry.  The retail grocery industry is quite large, with over 148,000 retail grocery outlets in the United States.  Management believes that the potential revenue from this industry could be significant.  However, the Company has several hurdles to overcome before it can begin to realize such revenues, including the successful positioning of a fluid generator specifically designed to service this industry.

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

In addition, we expect revenues from the sale of disinfectant products to commence in early 2004.  The disinfectant products are initially being targeted to businesses in the meat packaging industry that require chemicals to disinfect their meat products and processing facilities.  We are continuing our development activities with respect to disinfectant products.

In response to perceived demand, during the third quarter of 2003 we began the process of developing a fluid generator with much greater production capability than any of our existing products.  A higher capacity machine is necessary to service certain high volume industries such as meat processing plants.  The cost of developing and testing a larger product is expected to be approximately $100,000.  It is not anticipated that such a product will be available to be commercially produced and sold until the first or second quarter of 2004.

The Company sold two fluid generators in the third quarter of 2003, for a total sales price of $50,000.  However, during the third quarter the Company was required to repossess two other generators that had been sold for a total of $50,000 in April 2002.  The Company had not yet received payment for the two generators that were repossessed.  The two repossessed generators were returned to inventory and the Company booked a $50,000 charge, which offset the $50,000 revenue recognized in the third quarter of 2003.  As a start up company, the Company had no revenue in the third quarter of 2002 with which to compare revenue from the third quarter of 2003.

Increased product development expenses, travel expenses and the costs incurred in our on-going public sale of common stock, led to an increase in our operating expenses of 296% from the third quarter of 2002 to the third quarter of 2003, from $87,001 to $344,831.

Other expenses, which includes primarily interest expense, decreased from $20,790 for the three months ended September 30, 2002 to $19,628 for the same period in 2003.  Our net loss for the third quarter of 2003 was $377,981, which represents a 251% increase from the $107,791 net loss for the third quarter of 2002.

Liquidity And Capital Resources

At September 30, 2003, we had cash and cash equivalents of $307,434, compared to $29,432 at December 31, 2002, an increase of 945%.  Our accounts receivable from related parties increased 58% from December 31, 2002 to September 30, 2003, from $120,635 to $190,426, and our total assets increased 114%, from $341,928 to $730,905, in the nine months between December 31, 2002 and September 30, 2003.  During that same period, our total current liabilities increased 9.3%, from $512,272 at December 31, 2002 to $560,044 at September 30, 2003.

In November 2003, we successfully completed our registered offering of 1,000,000 shares of our common stock for a total purchase price of $2,000,000.  All 1,000,000 shares of common stock were sold as of November 7, 2003.  As of September 30, 2003, investors had subscribed for a total of $510,450 shares at $2.00 per share, for total gross proceeds of $1,020,900.

Out of the gross proceeds from the offering of $1,020,900 through September 30, 2003, $125,152 was paid as costs related to the offering, resulting in net offering proceeds to the Company of $895,748.  Proceeds from the registered offering should be sufficient to fund our continuing operations at their current level through the second quarter of 2004.  Management recognizes that additional funding will be required to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding. In addition, management is expecting an increase in cash flows through anticipated increases in revenue.

If we do not raise sufficient funds in the future, we may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Financing transactions in the future may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, inability to establish a public market for our common stock, or once we have a market for our common stock, a subsequent decline in the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult for us to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on September 24, 2003.  The holders of 2,269,382 (70.7%) of the Company’s 3,209,440 outstanding shares as of the record date were present at the meeting in person or by proxy.  The only matters submitted to a vote of shareholders were (i) the election of six (6) directors, and (ii) the ratification of the appointment of Child, Sullivan & Company as the Company’s independent public accountants for the year ending December 31, 2003.  The shareholders elected the following individuals to serve on the Company’s Board of Directors until the next annual meeting of shareholders or until their successors are duly elected and qualified:

Name of Nominee	Votes For	Votes Withheld or Against
Gaylord M. Karren	2,269,382	0
John Hopkins	2,269,382	0
James K. Stone	2,269,382	0
Peter Whitfield	2,269,382	0
Gail V. Anderson, Jr.	2,269,382	0
William J. Warwick	2,269,382	0

All 2,269,382 shares of the Company’s common stock present at the meeting in person or by proxy voted in favor of the proposal to ratify the appointment of Child, Sullivan & Company as the Company’s independent public accountants for the year ending December 31, 2003.

PART II – OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits.

a.1

  302 Certification of Chief Executive Officer and Chief Financial Officer

32.1  906 Certification of Chief Executive Officer and Chief Financial Officer

(a)

Reports on Form 8-K.

A report on Form 8-K was filed on September 12, 2003 reporting that the Company had obtained regulatory approval from several government bodies to use the Company’s disinfecting products for foods, food contact surfaces and non-food surfaces, and that the Company was granted its first patent for using its disinfecting and cleaning products in the cleaning of carpet, soft fabric and hard surfaces.

A report on Form 8-K was filed on September 16, 2003 reporting that the Company had received favorable test results from NAMSA on its Primacide A disinfectant fluid.

A report on Form 8-K was filed on September 18, 2003 reporting that the Company had entered into an agreement with Zerorez Franchising Systems, Inc. to place its specialized water generators into Zerorez’ carpet cleaning system under an exclusive licensing arrangement, and reporting that the Company had entered into an agreement with Aquasafe Enviro Recovery, Inc. to allow the use of the Company’s products in the mold and sewer remediation industries.

A report on Form 8-K was filed on October 7, 2003 reporting that the Company’s shareholders had elected six members to the Company’s board of directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on November 19, 2003.

ELECTRIC AQUAGENICS UNLIMITED, INC.

By:   /s/ Gaylord M. Karren_____

Gaylord M. Karren

Chief Executive Officer

Principal Executive Officer and

Principal Financial Officer