Form 10KSB
period 2003-12-31
ELECTRIC AQUAGENICS UNLIMITED INC
filed 2004-03-30
CIK 1170816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [  ] Yes  [ X ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

Issuer’s revenues for its most recent fiscal year: $225,000.

Since the registrant does not presently have an active trading market, a market value of the voting stock held by non-affiliates cannot be determined.

As of March 26, 2004 the registrant had 4,831,655 shares of common stock, par value $0.0001, outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one):  [ ] Yes   [X] No

#

TABLE OF CONTENTS

Page

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

4

ITEM 2.

DESCRIPTION OF PROPERTY.

12

ITEM 3.

LEGAL PROCEEDINGS.

13

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

13

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

13

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

13

ITEM 7.

FINANCIAL STATEMENTS

15

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE.

15

ITEM 8A.

CONTROLS AND PROCEDURES.

15

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

16

ITEM 10.

EXECUTIVE COMPENSATION.

19

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

20

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS…………………………

21

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K………………………………………………….

22

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES……………………………………….

23

SIGNATURES ……………………………………………………………………………………………..

24

#

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A “SAFE HARBOR” FOR FORWARD LOOKING STATEMENTS.  This Form 10-KSB contains statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words.  Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements.  There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

•

Our continued ability to raise investment capital necessary  to continue to fund our product development activities and to fund our growth.

•

The introduction of new laws, regulations or policies that could affect our products or our business practices.  These laws, regulations or policies could impact our industry as a whole, or could impact only those portions in which we are currently active.

•

Our ability to continue to develop our products and to develop products and services that will be accepted by our customers.

•

Changes in economic conditions, including changes in interest rates, financial market performance and our industry.  These types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in a unique manner.

•

Changes in relationships with major customers and/or suppliers: an adverse change in our relationships with major customers and/or suppliers would have a negative impact on our earnings and financial position.

•

Our ability to protect our intellectual property and trade secrets in order to maintain an advantage over our competitors.

•

Our ability to adequately manage and fund our anticipated rapid growth.

•

Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-KSB.  However, this list is not intended to be exhaustive; many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although we believe that the forward-looking statements contained in this Form 10-KSB are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-KSB.  In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Our business centers on the development, manufacture and marketing of equipment that uses water electrolysis to create fluids that sanitize and clean surfaces. The electrolyzed fluids generated by our machines are environmentally safe and are free from toxins and harmful residues associated with traditional chemically based disinfecting and cleaning agents.  The electrolyzed fluids generated by our machines are intended to replace many of the traditional methods used in commercial and industrial disinfecting and cleaning.  The electrolyzed fluid generated by our machines also has many potential consumer household applications.

For example, our electrolyzed fluids are used as a carpet-cleaning agent. In addition, we have expanded the application of the electrolyzed fluids to the sanitizing of poultry and beef carcasses, mold remediation, produce spraying, oysters, fish, citrus and cruise vessels.  The electrolyzed fluids generated by our machines have been tested and verified by independent laboratories including various professors at Brigham Young University, Provo, Utah, the Department of Poultry Science and the Department of Food Science, University of Georgia, Athens and Griffin campuses.  Over twelve institutions and consumer product testing facilities involving over 30 PhD scientists have documented the effectiveness and safety of this emerging technology.

Our business operations originally focused on activities related to resale of water electrolyzing machines to carpet cleaning companies, but has evolved into the business of improving water electrolyzing machines, discovering and testing new uses and applications for electrolyzed water, and obtaining governmental approval for new applications for electrolyzed water.  We seek patent protection, where feasible, for our new water electrolyzing machine designs and for applications of our electrolyzed fluids.  Our revenues in the past have been derived primarily from equipment sales, but we intend to derive most future equipment related revenues from equipment leases,  metering or piece count and entering into distributorship and joint venture arrangements in various industries with specific industry leading companies.  Metering or piece count is the process where we place and maintain machines at commercial facilities, such as processing plants, and the facility is charged per unit of fluid used or at a designated price per pound or per head.  We intend to market our products both nationally and internationally.

We currently fund our operations by a combination of revenues and outside funding.  Our products and technologies may be used alone or in combination on various applications ranging from home to modern industry use in disinfecting, sanitizing and cleaning surfaces and products.

Products

Our current focus is to sell electrolyzed fluid that is produced by our generators placed on-site at commercial manufacturing facilities, particularly in the food products sectors in need of high volumes of non-toxic sanitizing fluids.  The electrolyzed sanitizing fluids can be metered and the lessee of the generator will pay per unit of fluid drawn from the generator or pay based on the number of units, such as animal carcasses, treated with our electrolyzed water products. We have placed generators at several commercial manufacturing facilities, for in plant testing and have other formal arrangements to expand this process as a necessary step to achieving revenues in each particular industry.  We expect our revenue levels to begin to increase now that successful tests in various markets have been, and are being, completed.

Currently, our revenue producing products consist primarily of water electrolyzing machines, which we refer to as generators.  We maintain an inventory of between approximately one and two-dozen of these generators ready for resale or lease.  We have entered into contracts with three industry service suppliers; 1) Zerorez Franchising Systems, Inc., a carpet cleaning franchise which uses Primacide fluids to clean carpets and 2)  AER, Inc., a flood and fire restoration company specializing in mold remediation using Primacide fluids to kill molds and mycotoxins and 3) AquaGenus, a network marketing company selling consumer products using the Primacide fluids.

We have recently developed a new model water-electrolyzing generator, which we assemble with components supplied by third parties.  We intend to expand the sale, lease or placement of these machines in manufacturing facilities in the coming twelve months. Our new generators produce higher levels of HOCl and we now offer a stabilized acid water model of electrolyzed water.  Higher volume generators are in the design stage which will be available in the next 12 months.   There are five basic models of generators that we currently produce, following within the following classifications:

•

Residential Generators.  The residential generators produce both an alkaline water and an acidic water.  Two can be used, respectively, for cleaning and disinfecting in a home or office environment.  The price range of the residential generators is from $600 to $2,000.

•

Commercial Generators.  We generally sell our commercial generators, or place our own generators on-site and accept payments based on the amount of fluids produced or the volume of items treated with the fluids.  Some units are sold to Zerorez Franchising Systems, Inc. and/or its franchisees.  We warrant the commercial generators for repair and parts replacement for a period of three years. The various models range in price from $12,000 to over $300,000.

Electrolyzed water can have varying strength and properties.  We have created products by researching and testing the cleaning and sanitizing characteristics of electrolyzed water with varying ORP, pH levels and ppm of HOCl.  We are able to create new applications for electrolyzed water by producing various models of our electrolyzing machines to create electrolyzed water with specific microorganism killing properties. Based on our testing and research we have created product formulas tailored with certain properties.  Our current fluid formulas and their disinfectant and cleaning applications are as follows:

•

Primacide A is a disinfecting and sanitizing fluid that kills bacteria, yeast, molds and viruses, including e-coli, salmonella, staphylococcus, streptococcus, lysteria, camphlyobacter, vibrio vulnificus,and hundreds of other organisms.  It is highly oxidative and acidic due to its pH of 2.4 and positive 1150 milivolt ORP and HOCl of 10 to 150 ppm.  Primacide A can be applied to a wide variety of surfaces.  Hands sprayed with Primacide A and then wiped with a micro fiber cloth were found to have less residual bacteria and other microbes than hands cleaned using 62% alcohol.  Tests performed by the University of Georgia, Food Science and Poultry Science Departments, indicate that Primacide A can be used to sanitize and wash meat carcasses, strawberries, lettuce, cabbage, carrots and other vegetables.  Surfaces such as floors in hospital operating rooms, bench tops, treatment tables, cutting boards and other surfaces can be effectively sanitized by cleaning with Primacide A. We have now received a patent for using Primacide B in carpet cleaning and using Primacide A in sanitizing eggs.  Several more applications for use of our fluids in various applications have also been submitted under utility processes and applications.

•

Primacide B is an alkaline based cleaner.  Primacide B is created in the electrolysis process with a sodium hydroxide ion attached to the oxygen and hydrogen molecules.  It saponifies surfaces of oils, fats and other lipids, but has no surfactant base and therefore leaves no residue when used to clean surfaces.  It has a pH of 11.0 to 11.5, which is very alkaline.  Its alkaline nature and its negative 960-milivolt ORP result in a product that is effective in cutting oil and grease and as a pre-spray on beef and poultry carcasses.  Primacide B is primarily a cleaner with some bacteria killing properties, but is significantly slower and less effective as a bacteria killer than Primacide A.  We have submitted a provisional patent application to the United States Patent and Trademark Office to Primacide B for all uses. We recently applied to the U.S. Patent and Trademark Office for a utility patent relating to Primacide A and Primacide B as a cleaner and sanitizer of all hard surfaces.

In addition to our standard generators, we now  market a product called Primacide C that was developed by the University of Georgia by Dr. Yen Con Hung, to stabilize acid water (Primacide A).  This process has been submitted for patent and is currently pending.  We hold an exclusive, world wide license for this patent pending technology from the University of Georgia for the life of the patent.  This product is use in applications ranging from spray on produce in grocery stores to consumer products requiring shelf life.  The fluid is a high disinfectant while being far less oxidative due to the changes in the properties of the fluid.  The pH is brought up to 5, the ORP is dropped to +900 mV and the ppm of HOCl can range from 10 to 150.

We intend to develop other products by researching and testing the cleaning and sanitizing characteristics of electrolyzed water with varying ORP and pH levels and HOCl content.  The products will primarily be sold via leased machines, joint ventures, distributorships or metering. We intend to create products that can be used in the storage, processing and shipping of fruits, vegetables and meat, and also health and beauty aids such as body care, body wipes, health care and medical equipment and facilities, day care facilities, janitorial, mold control, non prescription pharmaceutical products, waste management and culinary water systems.  However, we have not commenced development of all of these products, and may never commence the development.  Substantial additional capital and some regulatory approval will be needed for us to effectively sell these products even if they are developed. Failure to secure sufficient funding and receive regulatory approval for these products will hinder our ability to bring them to market and would have a negative impact on our business.

Marketing & Sales

We intend to produce future revenue by initially pursuing the sale or lease of generators into the markets described above; namely, professional carpet cleaning, poultry industry, beef industry, home carpet and floor cleaning, food packaging and disaster cleanup and mold remediation, citrus, fish, oysters, produce and citrus industries.

In the foreseeable future, we expect to rely on our employees to market our products.   Currently, five individuals are involved in marketing efforts, two are involved in R & D, design and assembly, two work in the accounting function.  Our investor relations function is contracted to Integra Management, San Diego, California.  Manufacturing is and will be out-sourced to multiple entities in the United States and abroad.  We intend to hire others to assist these efforts in the coming months.

Markets

The cleaning and sanitation market is characterized by diverse products and multiple evolving product enhancements, evolving industry standards and frequent new product introductions, and if we fail to enhance our existing products, develop new and more technologically advanced products and successfully market these products, our operations will suffer. We believe that our future success will depend, in part, on our continued ability to enhance our current products and to introduce new products and features to meet changing customer requirements and evolving industry standards.  Our present products are based on the use of electrolyzed water to kill bacteria, viruses and fungus and to clean the living environment without the use of toxic chemicals.

The use of electrolyzed water to kill bacteria, viruses and fungus in agricultural, meat and cleaning and sanitizing consumer product industries is a relatively young and evolving market.  Our future growth will depend in large part upon our ability to predict the evolution of these markets and to successfully penetrate those markets.  Because of the early stage of the development of the electrolyzed water as a sanitizer market, the demand for, and market acceptance of, our products, is subject to a high degree of uncertainty.  If market growth rates do not meet our expectations, or if we are unsuccessful in identifying and penetrating those segments of the electrolyzed water as a sanitizer market which provide the greatest opportunity for growth, our business would suffer.

We initially intend to focus our product development and marketing on the following market areas:

•

Professional Carpet Cleaning.  The market for professional carpet care is large.  In March, 2001, we entered into a five-year exclusive agreement with Zerorez Franchising Systems, Inc. (formerly H20 AquaCare Franchising Systems, Inc.) (“AquaCare”), which provides that Zerorez  franchisees will purchase our generators to produce Primacide B for use in their carpet cleaning businesses.  The franchisees are required to use only our generators during the five-year term of the agreement or any renewals of the agreement.  Zerorez is a developing stage company and is currently attempting to sell franchises with growing success.   Zerorez has entered into a contract to purchase a large number of generators.  It begins with the sale of 50 generators in 2004 and is renewable each year based on expanding sales.

•

Poultry Industry.  In March, 2001, under the direction of Dr. Scott Russell of the Department of Poultry Science, University of Georgia, tests relative to the effectiveness of Primacide A in the cleaning and sanitizing chicken carcasses were completed.  These tests showed a 6-log pathogen reduction (1,000,000 count down to 1) in the chiller process.  In line reprocessing tests are now being conducted for FSIS approval.

•

Mold Remediation.  This is a large industry that consists of home and commercial cleanup and reconstruction following disasters such as floods or fires.  Aqua Enviro Recovery, Inc. (AER) is in the disaster cleanup and reconstruction business with offices located in Lindon, Utah.  AER uses our generators in its Utah and Texas offices.  They have licensed the technology for use in the mold remediation industry and will sub license the technology to a national restoration services market.  AER has entered into a contract to purchase 75 generators in 2004 and is renewable each year based on expanding sales.

•

Food Packaging.   We intend to explore applications for Primacide A as a sanitizer in seafood proccessing houses.  Oyster tests are now being conducted through the University of Georgia, Oregon State University and LSU.  In addition, we are being advised by Dr. Yen-Con Hung, Professor of Food Engineering at the University of Georgia concerning a wide range of other applications, such as vegetable washing and surface sanitization, in the food packing industry.  Dr. Hung is a recognized researcher in these areas.

•

Grocery Store Meat Departments.  We are currently negotiating the terms of an extended exclusive agreement with KES Science and Technology, Atlanta, Georgia to add Primacide C to their current produce spraying systems now in place in over 115,000 grocery stores, both domestically and internationally.  The application will extend also to meat departments of grocery stores where our fluids will act as a cleaner and disinfectant on cutting surfaces where multiple products, such as beef, poultry and seafood are cut and packaged and where cross contamination occurs.  Using our electrolyzed fluids, processing machinery and floor surfaces can be cleaned and sanitized without the use of toxic chemicals.

•

Fish.  Tests are being conducted by a group of scientists from New Zealand on tuna and other deep sea fish.  Discussions are underway with a Cook Island based company to market the EAU products into the fish processing industry to increase the rate of successful delivery of decontaminated fish to world markets.  Currently, a large percentage of the TAC (Total Allowable Catch) is being lost due to inadequate processes and systems to avoid contaminated sea foods.

In the future we intend to develop electrolyzed water products with a variety of new industrial and consumer and medical applications.  In addition, substantial additional capital and medical regulatory approval will be needed for us to effectively create, manufacture and sell such products.

Manufacturing and Sources of Supply

We intend to outsource the majority of electrolyzed water generator manufacture and assembly to third parties.  In the past, outsourcing generator manufacture and assembly has enabled us to benefit from the manufacturing capabilities of those who can accommodate significant increases in production volume as necessary.  Several sources now exist, and we are in discussions with several potential manufacturing partners.  However, we have no contracts with third parties that have manufactured our electrolyzed water generators in the past and do not intend to enter into any long-term contracts related to generator manufacture.  We have no assurance that we can find alternative manufacturers in the event we cannot negotiate reasonable terms with our present manufacturers.  Failure to find manufacturers to build our generators would have a negative impact on our business.

Distribution

Currently, we coordinate the movement of goods from our headquarters.  In the past, we have taken custody of generators after their manufacture by subcontractors and distributed them directly from our headquarters.  However, in the future, as generator sales volume increases and our electrolyzed fluid product lines are launched, we intend to use a network of resellers, consisting primarily of our employees and also third party distributors and joint venture partners with established distribution channels to assist with the marketing of our products.

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

Governmental Regulation

Due to the fact that our products are sanitizing products and have applications related to food industries, existing governmental regulation have potential effect on our new products.  We frequently will be required to get approval or favorable designations from governmental agencies, such as the United States Food & Drug Administration, USDA, EPA etc. in order to bring new products to market.  We believe that our current applications for electrolyzed water products are subject to sections of the United States Code of Federal Regulations that contain the regulations created by the U.S. Food & Drug Administration.  We have received approval of our products from the FDA, USDA and the EPA.  Additonal toxicity tests have been performed by commercial laboratories such as NAMSA.  No toxicity has been found in the products at the levels we are marketing.  Further approvals will be required when we advance our products into the medical and certain health care industries.  These approvals can be costly and time consuming.  The Company will approach each sector based on market demand and capital availability.

The active ingredient in our electrolyzed fluid Primacide A and C is hypochlorus acid.  The hypochlorus acid combined with the oxidation-reduction potential of a positive 1,160 plus millivolts makes Primacide A and C  effective disinfectants.   We have established, through the FDA, that our particular method of creating HOCl through the electrolysis process is  generally recognized as safe as indirect food substances.

We have submited a request to the Environmental Protection Agency to register our fluid commercial generator as a pesticide device.  The Environmental Protection Agency concluded that our generators are not required to be registered with them expect when used as a direct food additive or contact substance on fruits and vegetables.  The company is in the process with the EPA to receive registration to be used in this manner.

Research and Development

The goal of our research and development activities is to continue the development and introduction of environmentally safe products for our customers that resolve the limitations and dangers of chemical sanitizers and address new markets.  Our efforts are also focused on researching and testing the cleaning and sanitizing characteristics of electrolyzed water with varying electrical charges and pH levels.  Our research focuses on the ability and range of efficacy of our electrolyzed water to kill specific microorganisms.  We are attempting to develop new technologies, applications and products that will:

•

Generate electrolyzed water that has a slower oxidation rate;

•

Sanitize agricultural products.

•

Enhance current products for use in carpet cleaning;

•

Sanitize and disinfect hard and soft surfaces;

Our research and development expenditures totaled $206,500 in 2003, $162,251 in 2002 and were approximately $35,666 in 2001.

Trademarks

The name Primacide is registered with the U.S. Patent and Trademark Office.  The names “Primacide A,”  “Primacide B,” “Primacide C,”  “EAU,” and Electric Aquagenics Unlimited are also our trademarks. Additionally, the term “Empowered Water” and Empowering Water” have also been registered and trade marked.

Proprietary Rights

Our future success and ability to compete are dependent, in part, upon our proprietary technology.  We rely on patent, trade secret, trademark and copyright law to protect our intellectual property.  We currently have one U.S. patent issued by the U.S. Patent and Trademark Office.   Individuals associated with us have assigned to us rights to regular patent applications submitted to the U.S. Patent and Trademark Office for the use of Primacide A, B and C in a wide variety of applications,.  We will have full rights to the patents when they are granted. We have also filed with the U.S. Patent and Trademark Office a provisional patent application for a new electrolyzed water generator that can regulate the pH of Primacide A and increase its stability. In addition, we license a certain technology from the University of Georgia for stabilizing acid water (Primacide C).  We cannot be sure that any patents will be issued pursuant to future patent applications or that patents issued to us will not be invalidated, circumvented, challenged or licensed to others.  In addition, we cannot be sure that the rights granted under any such patents will provide us with competitive advantages or that any patents issued to us will be adequate to stop unauthorized third parties from copying our technology, designing around our patents or otherwise obtaining and using our products, designs or other information.  In addition, we cannot be sure that others will not develop technologies that are similar or superior to our technology.  Furthermore, we believe that factors such as the technological and creative skills of our personnel, new product developments, product enhancements and marketing activities are just as essential as the legal protection of proprietary rights to establishing and maintaining a competitive position.

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

Customers

Historically, a substantial portion of our revenue has come from large purchases by a small number of customers.  If we lose one or more of our key customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our key customers, our net revenues could decline and our operating results and business could be harmed. During the twelve months that ended December 31, 2003, fewer than 11 customers accounted for all of our net revenues.

Employees

We currently have no full-time employees.  However, we have five contract individuals pursuant to contracts under which consulting fees are paid.    As our business grows, we anticipate that we will need to employ additional salaried clerical staff and sales personnel.

ITEM 2.

DESCRIPTION OF PROPERTY

Our corporate headquarters are located in leased office space at 1464 W. 40 S. Suite #200 Lindon, Utah 84042.  Current offices are adequate for present needs. Office space is leased and will be increased as we deem necessary.  We believe that it will not be difficult to find additional or alternative office space if necessary in the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS

William K. Sadleir, DeAnn Sadleir v. Electric Aquagenics Unlimited.  An agreement has been reached to settle this litigation.  This litigation arose out of a disputed purchase of the Company’s common stock by the plaintiff.  The settlement calls for the Company to return to the plaintiff the price he paid to purchase the common stock, in return for which the plaintiff will return the stock to the Company.

We are not a party to any other material legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is not presently listed on a public trading market.  We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Other than those sales that have been previously reported, there were no sales of unregistered securities for the period ended December 31, 2003.  The registrant has not purchased any of its securities for the period ended December 31, 2003.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a provider of disinfecting and cleaning products that are free of toxins and harmful residues associated with traditional chemically based disinfecting and cleaning agents. Our products are intended to replace many of the traditional methods used in commercial and industrial disinfecting and cleaning. Our products also have many consumer household applications. Our products have been tested in laboratories and also used in commercial applications. The products will range from carpet cleaning agents to products used for the sanitation of agricultural products, red meats and poultry.

Results Of Operations

Net revenues for the year ended December 31, 2003 increased by $112,939, or 100.8%, to $225,000, compared to revenues of $112,061 for the year ended December 31, 2002.  The increase in revenues was due primarily to an increase in sales of generators to carpet cleaning franchisees of Zerorez Franchising Systems, Inc., an affiliate of the Company.  Zerorez began selling carpet cleaning franchises in earnest toward the end of 2003.  Each Zerorez franchisee is required to purchase at least one of the Company’s generators.  It is anticipated that franchise sales will continue to increase and that our revenue from sales of generators to Zerorez franchisees will likewise continue to increase.

Our cost of sales increased by $63,337, to $114,783, for the year ended December 31, 2003.  This is a 123.1% increase over the $51,446 cost of sales during the year ended December 31, 2002.  As a percentage of revenues, the cost of sales increased from 45.9% of revenue during the year 2002 to 51.0% of revenue during the year 2003.  The increase in cost of sales is attributable to the recording of a reserve for obsolete inventory in 2003 against inventory representing older models that have been technologically superceded or models that have been used as demo’s requiring repair.  It is believed that cost of sales will decline as we develop more organized and cost effective manufacturing processes and procedures.

We continued to increase our research and development expenditures during 2003.  Our research and development expenses for the year ended December 31, 2003 were $206,500, an increase of $44,249, or 27.3%, over the expenses of $162,251 for the year ended December 31, 2002.  The increase in research and development expenditures reflects our continued emphasis in developing, designing and testing new products.  We expect that our research and development expenses will continue to increase for the indefinite future as we continue to develop larger and more industry specific products.

Our general and administrative costs totaled $419,372 during the year ended December 31, 2003, as compared to $189,382 for the year ended December 31, 2002.  This 121.4% increase is a result of increased travel and related expenses associated with the company’s growth strategy, increased costs associated with the development of new products in new industries, and costs associated with attempting to develop a trading market for the company’s stock.

During the year ended December 31, 2003 the Company expended $247,057 in management, legal and consulting fees paid to affiliates or shareholders.  This was an increase of $128,340, or 108.1%, from the $118,713 spent in 2002.  This increase is due to increases in pay to the Company’s management, and increased amounts of interest and borrowings from the Company’s existing shareholders and affiliates.

Our net loss for the year ended December 31, 2003 was $871,094, which is $197,169 more than the $673,925 net loss for the fiscal year ended December 31, 2002.  This increase of 29.3% in the net loss is attributable to many factors, including the Company’s continued design and development of new products, and the preparation for a private stock offering which was commenced in the spring of 2004, and the active pursuit of joint ventures, acquisitions and other business opportunities.

Liquidity And Capital Resources

At December 31, 2003, we had cash and cash equivalents of $593,175, an increase of $563,743 over the $29,432 cash on hand at December 31, 2002.  We have continuing operating losses of $871,094 through the year ended December 31, 2003, in addition to a net loss of $673,925 for the year ended December 31, 2002.  During the year 2003, we successfully raised $2,000,000 through a registered public offering of 1,000,000 shares of our common stock.  In the spring of 2004, we commenced a private offering of 1,000,000 shares of common stock and 100,000 common stock warrants in an effort to raise additional working capital in the amount of $2,000,000.  Management recognizes that until it is profitable on a sustained basis, it will be necessary to continue to require outside funding in order to finance its growth and achieve its strategic objectives.  Consequently, management will continue to actively pursue additional sources of funding.

Management is confident that it has sufficient capital resources to fund its operations at their current level through the remainder of 2004.  Management recognizes that it will likely need to raise additional capital during 2005 in order to continue operations.  If the Company is unable to raise such additional capital, it may not be able to fund expansion, take advantage of future opportunities, meet its existing debt obligations or respond to competitive pressures or unanticipated requirements.  Future financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  However, inability to establish a public market for our common stock, or once we have a market for our common stock, a subsequent decline in the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult for us to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

ITEM 7.

FINANCIAL STATEMENTS

Our consolidated financial statements and the independent auditors' report appear on pages F-1 through F-13 of this Report and are incorporated into this Item 7 by reference.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.

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

Name and Address	Age	Position and Office Held
Gaylord M. Karren 1464 W. 40 South, Suite 200 Lindon, Utah 84042	56	Chairman, Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer
John Hopkins 1464 W. 40 South, Suite 200 Lindon, Utah 84042	49	Vice President, Director
James K. Stone 1464 W. 40 South, Suite 200 Lindon, Utah 84042	37	Vice President, Director
William J. Warwick 2004 Balmoral Place Wilmington, North Carolina 28405	69	Director
Peter Whitfield 500 7th Street Manhattan Beach, California 90266	56	Director
Gail V. Anderson, Jr. 501 6th Place Manhattan Beach, California 90266	55	Director
Randy K. Johnson 60 E. South Temple, Suite 1800 Salt Lake City, Utah 84111	50	Secretary

Gaylord Karren became the President and CEO in March, 2002. Other officers and directors were elected and appointed at the annual shareholders meeting and board of directors meeting held in September, 2003. The term of office of each officer and director is one year or until his successor is elected and qualified.

Biographical Information

Set forth below is biographical information for each officer and director. No person other than officers and directors will currently perform any of our management functions.

Gaylord M. Karren is one of the Company’s co-founders, and is currently the Company’s chairman of the board and chief executive officer. Prior to founding the Company, Mr. Karren co-founded and managed Venturi Technologies, Inc., which up until the time of his resignation in February 2000, was one of the nation's largest independent and publicly traded carpet cleaning companies. He was chairman and chief executive officer of Venturi and its predecessors in interest from 1992 through February 2000. Mr. Karren holds a bachelor of science degree from Brigham Young University in finance and banking.

John Hopkins is one of the Company’s co-founders, and was a founder, and is currently an advisor to H2O AquaCare Franchising Systems, Inc., an affiliate of the Company that is engaged in the sale and operation of carpet cleaning franchises utilizing products developed and manufactured by the Company.  Mr. Hopkins is the inventor on two patents related to carpet cleaning.  Prior to being a co-founder of the Company, Mr. Hopkins was a founder and President of Venturi Technologies, Inc., a floor and fabric care chain of over 25 locations throughout the United States.  Mr. Hopkins has also founded and managed an oil and gas service company, DASCO Technologies, as well as a successful multi-family property management company called Harbor Property Management.  He attended Utah State University.

James K. Stone is one of the Company’s co-founders, and is currently the president and a member of the board of directors of H2O AquaCare Franchising Systems, Inc., an affiliate of the Company that is engaged in the sale and operation of carpet cleaning franchises utilizing products developed and manufactured by the Company.  Prior to founding the company, Mr. Stone was the owner and President of Venturi Flood & Fire Restoration, Inc., a company specializing in the cleaning and restoration of properties damaged by floods, fires and other natural disasters.  Prior to owning Venturi Flood & Fire Restoration, Inc., Mr. Stone was Vice President of Operations of Venturi Technologies, Inc., a floor and fabric care chain of over 25 locations in the U.S.  Prior to that, Mr. Stone was the founder and chief operating officer of Pro-Tech Restoration, Inc. and Stone Flood and Fire, which were acquired by Venturi Technologies, Inc. in 1996.  Mr. Stone has also founded a securities firm.

Peter Whitfield is Chairman, Chief Executive Officer and a major shareholder of Universal Air Cargo Pty Ltd., an international air cargo company with operations in the United States, Australia and New Zealand.  Prior to purchasing Universal Air Cargo Pty Ltd. in 1987, Mr. Whitfield owned and operated two separate air forwarding and air cargo companies in New Zealand and Australia.  From 1966 to 1975 he was employed in various sales management positions with air cargo and forwarding companies in New Zealand, the UK and Australia.  Mr. Whitfield also has financial interests in the wine, digital animation and computer peripheral industries.  He received a bachelors degree in Commerce and Administration from Victoria University in New Zealand.

Gail V. Anderson, Jr. is the Medical Director of the Harbor-UCLA Medical Center and Assistant Dean of the School of Medicine at UCLA.  From 2000-2002 he also served as the Acting Chief Medical Officer for the Department of Health Services of the County of Los Angeles.  Prior to 1998 he was Senior Vice President for Medical Affairs at the Grady Health System, and was Associate Dean of the School of Medicine at Emory University in Atlanta, Georgia.  Dr. Anderson has been a director of the American College of Emergency Physicians, and has served as the college representative to the Joint Commission on the Accreditation of Healthcare Organizations.  He has been an examiner for the American Board of Emergency Medicine for 16 years.  Dr. Anderson received a bachelor’s degree from Darmouth College, a medical degree from the Unviersity of Southern California, and an MBA from the Emory University Business School.

Bill Warwick recently retired from AT&T after 39 years of service with responsibilities including President of AT&T Consumer Products and Senior Vice President AT&T. In 1993 he was elected Chairman and CEO, AT&T China. His business activities are numerous and worldwide, having served on many high profile boards of directors and industry associations. He is currently a member of the International Cabinet at the University of North Carolina at Wilmington, North Carolina.  Mr. Warwick obtained his BSBA from the University of North Carolina, Chapel Hill, and his MBA from Northwestern University, Chicago.

Randy K. Johnson is a shareholder with the Salt Lake City law firm Kirton & McConkie.  Prior to joining Kirton & McConkie, he was Vice President, Secretary and General Counsel of Daw Technologies, an international company specializing in the design, fabrication and construction of clean rooms for the electronics and pharmaceutical industries.  From May 1999 to November 2000, Mr. Johnson was Executive Vice President, Secretary and General Counsel of Venturi Technologies, Inc., a publicly held national carpet cleaning roll-up company.  Prior to joining Venturi Technologies, Mr. Johnson was engaged in the private practice of law as “Of Counsel” with the Salt Lake City law firm of Mackey, Price & Williams from 1997 to May 1999, and as a partner in the Salt Lake City law firm of Fabian & Clendenin from 1988 to 1997.  During the period 1987 to 1988 he was associated with the San Jose, California, law firm Rosenblum, Parish and Bacagalupi; from 1985 to 1987 he was Securities Counsel for the Fox Group of Companies in San Mateo, California; and from 1983 to 1985 he was an associate with the San Francisco law firm Sedgwick, Detert Moran & Arnold.  From 1980 to 1983 Mr. Johnson was an associate with Snow, Christensen and Martineau in Salt Lake City.  Mr. Johnson is a member of the State Bar of California and the Utah State Bar.  He received an A.B. from the University of California at Berkeley and a J.D. from the Boalt Hall School of Law at the University of California at Berkeley.

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

ITEM 10.

EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services to our Chief Executive Officer during fiscal years 2001, 2002 and 2003.  No other executive officer of the Company has received total annual salary and bonus in excess of $100,000 during any of those fiscal years.

Summary Compensation Table

		Annual Compensation		Long Term Compensation
Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Securities Underlying Options
Gaylord Karren President, chief executive officer, chief financial officer, chief accounting officer and chairman of the board	2003 2002 2001	107,874 78,405 19,250	--- --- ---	--- --- ---

(1)

All payments to Mr. Karren were booked as consulting fees.

Options

We did not grant any options to our executive officers or directors during the fiscal year ended December 31, 2002.  None of our executive officers or directors held any options or warrants as of December 31, 2003.

Employment Agreements

We are not a party to any employment agreements.

Code of Ethics

The Company has not adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, for the reasons that the Company is a relatively new company with limited business operations at the present time, the Company has very few employees and only a couple executive officers, and there is not presently a market for the Company’s common stock.  Nevertheless, we anticipate that our Board of Directors will adopt a Code of Ethics during fiscal year 2004.

#

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information about the beneficial ownership of our common stock as of March 26, 2004 by:

•

each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

•

each of our directors;

•

each of our named executive officers; and

•

all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. The percentage of beneficial ownership is based on 4,831,655 shares of common stock outstanding as of March 26, 2004 (before taking into account any shares sold to investors in connection with a private stock offering of up to 1,000,000 shares that we commenced in February, 2004).

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
Merlin Oakey Baker Family Living Trust (1) 3760 S. Highland Dr. #500 Salt Lake City, UT 84106	150,659	3.12%
Marian Johnson Baker Family Living Trust (2) 3760 S. Highland Dr. #500 Salt Lake City, UT 84106	156,808	3.25%
Kirby D. Cochran (3) 692 E. 1780 N. Orem, UT 84097	407,467	8.43%
Gene Harkins (4) 3760 S. Highland Dr. #500 Salt Lake City, UT 84106	307,467	6.36%
Gaylord M. Karren (5) 1464 W. 40 South, Suite 200 Lindon, Utah 84042	540,000	11.18%
John Hopkins (6) 1464 W. 40 South, Suite 200 Lindon, Utah 84042	540,000	11.18%
James K. Stone (7) 1464 W. 40 South, Suite 200 Lindon, Utah 84042	540,000	11.18%
William J. Warwick 2004 Balmoral Place Wilmington, North Carolina 28405	130,000	2.69%
Peter Whitfield 500 7th Street Manhattan Beach, California 90266	100,000	2.07%
Gail V. Anderson, Jr. 501 6th Place Manhattan Beach, California 90266	50,000	1.03%
Randy K. Johnson 60 E. South Temple, Suite 1800 Salt Lake City, Utah 84111	0	0%
All current directors and executive officers as a group (7 persons)	1,900,000	39.32%

(1)

Merlin O. Baker, our former secretary and former director, has beneficial ownership of the Merlin Oakey Baker Family Living Trust

(2)

Merlin O. Baker, our former secretary and former director, has beneficial ownership of the Marian Johnson Baker Family Living Trust

(3)

Kirby Cochran is a former member of our board of directors.

(4)

Gene Harkins is a former officer of the Company and a former member of our board of directors.

(5)

These shares are held by EOWORP, LLC, a Nevada limited liability company, of which Mr. Karren owns 33-1/3%.

(6)

These shares are held by EOWORP, LLC, a Nevada limited liability company, of which Mr. Hopkins owns 33-1/3%.

(7)

These shares are held by EOWORP, LLC, a Nevada limited liability company, of which Mr. Stone owns 33-1/3%.

We are not aware of any arrangements that at a latter date may result in a change in our control.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following are certain transactions during the year ended December 31, 2003, involving our officers, directors and shareholders owning more than 10% of our outstanding stock.  We believe that the terms of these transactions are at least as favorable to us as we would expect to negotiate with unrelated third parties.

Sale of Products to Affiliates of Shareholders

During the year ended December 31, 2003, we have sold our products to Zerorez Franchising Systems, Inc., a Nevada corporation in which Gaylord Karren, John Hopkins and James Stone are beneficial owners and officers/directors, and AquaSafe Enviro Recovery, LLC, a Utah limited liability company of which James Stone is a principal owner and managing member.  The sales prices to generators sold to affiliates of our directors/officers have been the same as the sales prices to unrelated third parties.  These sales to affiliates represented all of our revenue during the fiscal year ended December 31, 2003.

Funding of Affiliate Entities

During the year ended December 31, 2003, we continued to fund some of the operating expenses of Zerorez Franchising Systems, Inc., a company in which Gaylord Karren, John Hopkins, James Stone and Kirby Cochran are principal owners and in which Gaylord Karren, John Hopkins and James Stone are directors/officers.  The amounts paid by the Company to fund operating expenses of Zerorez Franchising Systems, Inc. are carried on our books as notes payable by a related party.  At December 31, 2003, the principal amount owed to the Company by Zerorez Franchising Systems, Inc. was $188,749.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following financial statements are incorporated by reference in Item 7 of this Report:

 Page

Independent Auditors' Report

F-1

Balance Sheets, December 31, 2003 and 2002

F-2

Statements of Operations for years ended December 31, 2003 and 2002

F-3

Statements of Changes of Stockholder Equity for years ended December, 2003 and 2002

F-4

Statements of Cash Flow for years ended December, 2003 and 2002

F-5

Notes to Financial Statements

F-6

(a)(2) Exhibits

Exhibit No.

Identification of Exhibit

3.1

Articles of Incorporation (incorporated by reference from registration statement on Form SB-2 filed with the SEC on July 29, 2002)

3.2

Certificate of Amendment of Certificate of Incorporation (incorporated by reference from registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 29, 2002)

3.3

Bylaws (incorporated by reference from registration statement on Form SB-2 filed with the Securities and Exchange Commission on April 24, 2002)

23

Consent of Child, Sullivan & Co.

31

Certification pursuant to Rule 13a-14(a)

32

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350)

(b)   Reports on Form 8-K

On October 7, 2003 the Company filed a Report on Form 8-K reporting on the election of six (6) members to the Company’s board of directors at the Company’s annual meeting of shareholders held on September 24, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the years ended December 31, 2003 and 2002, the Company retained Child, Sullivan & Company to provide services as follows:

	Year Ended December 31,
	2003	2002
Audit fees	$30,240	$29,695
Audit-related fees	0	0
Tax fees	0	400
All other fees	0	0
Total billed	$30,240	$30,095

#

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2004.

Electric Aquagenics Unlimited, Inc.:

By: /s/ Gaylord M. Karren

____________________________________

Gaylord M. Karren

President, chief executive officer, principal financial officer, principal accounting officer, chairman of the board of directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date stated.

  /s/ Gaylord M. Karren

__________________________________

Gaylord M. Karren

President, chief executive officer, principal financial officer, principal accounting officer, chairman of the board of directors

Date: March  29, 2004

  /s/ John Hopkins

____________________________________

John Hopkins

Director

Date: March  29, 2004

  /s/ James K. Stone

____________________________________

James K. Stone

Director

Date: March  29, 2004

   /s/ Gail V. Anderson, Jr.

____________________________________

Gail V. Anderson, Jr.

Director

Date: March 29, 2004

#

ELECTRIC AQUAGENICS UNLIMITED, INC.

Audited Financial Statements

December 31, 2003 and 2002

Electric Aquagenics Unlimited, Inc.

Financial Statements

December 31, 2003

Contents

Accountant’s  Report

F-1

Financial Statements

Balance Sheet

F-2

Statements of Operations

F-3

Statements of Changes in Stockholders’ Equity (Deficit)

F-4

Statements of Cash Flows

F-5

Notes to Financial Statements

F-6

F-#

Independent Accountants’ Report

Board of Directors and Stockholders

Electric Aquagenics Unlimited, Inc.

We have audited the balance sheet of Electric Aquagenics Unlimited, Inc. as of December 31, 2003, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electric Aquagenics Unlimited, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

Child, Sullivan & Company

Kaysville, Utah

March 26, 2004

Electric Aquagenics Unlimited, Inc.

Balance Sheet

December 31, 2003

ASSETS

Current assets:

Cash

$

593,175

Accounts receivable

  100,000

Accounts receivable-related parties - (note 3)

236,512

Inventories, less allowance for obsolete inventory of $21,000

48,800

Total current assets

978,487

Fixed assets:

Computers

18,944

Furniture & fixtures

1,390

Machinery & equipment

47,633

Total fixed assets

67,967

Less accumulated depreciation

(26,551)

Net fixed assets

41,416

Total assets

$

1,019,903

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses

$

140,186

Accounts payable-related parties - (note 3)

6,831

Accrued interest - related party loans - (note 3)

9,623

Short-term notes - (note 4)

33,700

Short-term notes-related parties - (notes 3 & 4)

59,407

Convertible bridge loan-related parties - (notes 3 & 4)

93,423

Convertible bridge loan-other - (note 4)

50,000

Current portion of long-term debt - related parties - (note 4)

5,846

Total current liabilities

399,016

Long-term debt:

Notes payable-less current portion - related parties - (note 4)

133,956

Stockholders equity - (note 5):

Common stock, par value $ .0001 per share;

50,000,000 authorized shares; 3,810,535

shares issued and outstanding

381

Additional paid in capital

2,688,299

Accumulated deficit

(2,201,749)

Total stockholders’ equity

486,931

Total liabilities and stockholders’ equity

$

1,019,903

F-#

Electric Aquagenics Unlimited, Inc.

Statements of Operations

Years ended December 31,

       2003

         2002

Revenues

Regular sales, net of returns of $50,000 in 2003

$

200,000

$

72,000

Sales to affiliates and shareholders, net of returns and

discounts of $0 in 2003 and $9,939 in 2002 - note 3

25,000

40,061

Total sales

225,000

112,061

Cost of goods sold

(114,783)

(51,446)

Gross Profit

110,217

60,615

Other Expenses

Other general and administrative

419,372

189,382

Advertising

-

600

Management, legal and consulting fees paid

to affiliates or shareholders - note 3

247,057

118,713

Research and development

206,500

162,251

Depreciation

11,071

6,618

Rent-related party

43,569

27,500

Total other expenses

927,569

505,064

Net operating loss

(817,352)

(444,449)

Other income (expense)

Interest - related party - note 3

(129,891)

(162,533)

Interest- other – notes 4 and 5

(12,928)

(66,943)

Gain on extinguishment of debt to related parties

89,077

-

Net loss before income taxes

(871,094)

(673,925)

Income tax (expense) benefit

-

-

$

(871,094)

$

(673,925)

Net loss per share

$

(.28)

$

(.24)

Weighted average shares outstanding

3,142,618

2,772,618

F-#

Electric Aquagenics Unlimited, Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended December 31, 2003 and 2002

Additional

Common Stock

  Paid in

Accumulated

Shares

Amount

Capital

deficit

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

Net loss-2002

-

-

-

(673,925)

(673,925)

Balance at December 31, 2002

2,810,535

281

1,019,930

(1,330,655)

(310,444)

Common stock issued for cash

1,000,000

100

1,739,900

-

1,740,000

Detachable warrants issued for

bridge loans-related party

-

-

66,562

-

66,562

Detachable warrants issued for

bridge loans-other

-

-

5,984

-

5,984

Detachable warrants issued for

costs of raising capital

-

-

-

-

-

Return of capital to shareholder-

Note 2

-

-

(55,000)

-

(55,000)

Extinguishment of debt with

beneficial conversion feature-

Note 5

-

-

(89,077)

-

(89,077)

Net loss-2003

-

-

-

(871,094)

(871,094)

Balance at December 31, 2003

3,810,535

$

381

$

2,688,299

$

(2,201,749)

$

486,931

Electric Aquagenics Unlimited, Inc.

Statements of Cash Flows

  Years ended December 31,

       2003

2002

Operating activities

Net loss

$

(871,094)

$

(673,925)

Adjustments to reconcile net loss to net cash

provided by operating activities:

Depreciation

11,071

6,618

Amortization of debt discount (interest)

72,546

184,436

Gain on extinguishment of debt

(89,077)

-

Changes in operating assets and liabilities:

Accounts receivable

(75,000)

(25,000)

Accounts receivable - related parties

(115,877)

(51,961)

Inventories

109,783

51,446

Prepaid rent

-

19,000

Accounts payable and accrued expenses

(19,741)

81,225

Accounts payable - related parties

(3,813)

7,126

Accrued interest - related party loans

(24,474)

34,097

Net cash used in operating activities

(1,005,676)

(366,938)

Investing activities

Decrease (increase) in deposits

2,052

(500)

Purchase of property, plant and equipment

(46,261)

(375)

Net cash used in investing activities

(44,209)

(875)

Financing activities

Payments on short-term notes and convertible loans

(12,000)

95,700

Payments on convertible bridge loans and short-term

notes-related parties

(109,370)

51,200

Proceeds from issuance of common stock

1,740,000

211

Proceeds from long-term debt

-

145,493

Principle payments on long-term debt

(5,002)

(689)

Net cash provided by financing activities

1,613,628

291,915

Net increase (decrease) in cash

563,743

(75,898)

Cash at beginning of period

29,432

105,330

Cash at end of period

$

593,175

$

29,432

Supplemental disclosure of non-cash investing and financing activities

Detachable warrants issued with convertible loans

$

-

$

42,000

Commitment for return of capital

$

55,000

$

Issuance of debt with beneficial conversion feature

$

-

$

42,000

Interest paid in cash

$

13,913

$

5,311

F-#

 Electric Aquagenics Unlimited, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

1.

Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Business

Electric Aquagenics Unlimited, Inc., (the Company) was incorporated on March 6, 2000 under the laws of the state of Delaware and commenced operations in September, 2000.  On May 10, 2001, the Company changed its name from Primacide, Inc. to Electric Aquagenics Unlimited, Inc.  The Company markets and manufactures purification equipment using technologies that sanitize and clean surfaces using water electrolysis.  These products are for commercial and residential use, which the Company intends to market nationally.  The Company is a successor enterprise to another company, Primacide, LLC, which was founded by certain of the Company’s founders in 1998.  The Company was organized with an insignificant carrying amount of the assets of Primacide, LLC.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

Inventories

Inventories consist primarily of finished goods.  Cost is determined principally on the lower of first-in, first-out (FIFO) cost or market.

Property and Equipment

Property, plant and equipment is stated at cost.  Depreciation is computed primarily using the straight-line method based on estimated useful lives, which range from 5 to 7 years.

Revenue Recognition

The Company recognizes revenue from product sales upon receipt and acceptance by the customer, including sales to affiliates.  The Company does not have any significant remaining obligations after the customer has acknowledged receipt and acceptance.  In 2003, the company, though it had no previous commitment to do so, agreed to allow two former Zerorez franchisees (see note 3) to return products and receive their original sales price as reimbursement due to concerns regarding the franchisees’ ability to emulate the Company’s technology after having their franchise agreement with Zerorez terminated.  The machines were brought back into inventory at cost which was lower than estimated realizable value.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Electric Aquagenics Unlimited, Inc.

Notes to Financial Statements (continued)

December 31, 2003 and 2002

1.  Significant Accounting Policies (continued)

Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities, as well as footnote disclosures included in the financial statements and accompanying notes.  Actual results may differ from those estimates and such differences may be material to the financial statements.  Estimates that may change significantly in the near term include debt discount estimates and related fair value measures of warrants and underlying restricted shares, fair values of financial instruments, and contingencies.

Credit Risk and Concentrations

The Company’s customers may be affected by changing economic conditions. Management believes that its credit review procedures, and loss reserves (if any) have adequately provided for usual and customary credit-related losses.  The carrying amount of trade receivables and other receivables approximates fair value.  The Company’s policy for charging off trade receivables is to consider write-down of receivables extending beyond 120 days after significant collection efforts have been made or when the financial condition of debtors warrant charge-off.  Trade receivables are determined to be past due after 90 days regardless of whether partial payments have been received.  To date, all of the Company’s product inventory for sale is produced by one manufacturer and sales have all been to Zerorez franchisees (see note 3) scattered throughout the country.

Research and Development

The Company expenses the cost of research and development as incurred.  Research and development costs charged to operations were $206,500 and $162,251 in 2003 and 2002, respectively.

Advertising Costs

The Company generally expenses advertising costs as incurred.  Advertising expenses included in selling expenses were $600 for the period ending December 31, 2002.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS No. 128"), which is effective for annual periods ending after December 15, 1997.  Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding.  No changes in the computation of diluted earnings per share amounts are presented since warrants granted would have been anti-dilutive due to the Company’s net reported loss (see note 4).  Such warrants, totaling 295,500 shares and 150,000 shares at December 31, 2003 and 2002, respectively, if exercised, could potentially dilute basic EPS in the future.  In addition, the Company has entered into convertible debt agreements (see note 3) representing other potentially dilutive securities totaling 103,046 shares, if converted, at December 31, 2003.

Electric Aquagenics Unlimited, Inc.

Notes to Financial Statements (continued)

December 31, 2003 and 2002

1.

Significant Accounting Policies (continued)

Earnings Per Share (continued)

December 31,

December 31,

     2003

       2002

Weighted average number of common

shares used

3,142,618

2,772,618

Stock-Based Compensation

The Company will account for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services”.

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

Recent Accounting Pronouncements

In April, 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 rescinds the requirement under SFAS No. 4 to classify gains from the extinguishment of debt as an extraordinary item in most cases.  The Company has adopted the requirements of SFAS No. 145 in its 2003 financial statements.

In December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-and amendment of SFAS No. 123.”  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require disclosures in both compensation and the effect of the method used on the reported results.  SFAS No. 148 was effective for the Company’s year ended December 31, 2003 and 2002.  The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

Electric Aquagenics Unlimited, Inc.

Notes to Financial Statements (continued)

December 31, 2003 and 2002

1.

Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In April, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of this pronouncement did not have a present impact on the Company’s financial condition or results of operations.

In May, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability  (or asset in some circumstances).  SFAS No. 150 was effective for financial statements entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company in 2003.  As the Company has no such instruments, the adoption of this statement did not have a present impact on the Company’s financial condition or results of operations.

2. Commitments and Contingencies

The Company has rented its facilities from an affiliate on a month-to-month basis for $2,500 per month increasing to $5,000 per month for additional office space beginning May, 2003.  Rent expense charged to operations was $43,569 and $27,500 for the years ended December 2003 and 2002, respectively.

The Company is a defendant in a lawsuit made by a shareholder demanding return of a $50,000 investment for which he received shares.  The shareholder contended his investment was intended to be a debt instrument and is entitled to repayment plus interest, costs and fees.  Subsequent to year-end, the shareholder prevailed in his claim against the Company and was awarded the $50,000 return of investment plus $5,000 in costs and fees.  The Company paid the claim subsequent to year-end.  Included in accrued liabilities is $55,000 for the commitment which was offset against additional paid-in-capital as the payment was made from proceeds received from the sale of shares.  The shares were returned to the Company in 2004.  Accordingly, the receipt of shares was transferred to treasury stock in 2004, from paid-in-capital, since the Company plans to cancel the shares at some future date.

    Electric Aquagenics Unlimited, Inc.

Notes to Financial Statements (continued)

December 31, 2003 and 2002

2. Commitments and Contingencies (continued)

The Company has entered into a licensing and royalty agreement with a university which conducts a substantial part of the research and development for the Company.  The agreement calls for a one-time license fee payment of $10,000 upon signing (June 18, 2002) and an additional $20,000 upon the Company’s successful completion of a registered offering.  Under the agreement, the Company is also required to pay the greater of 5% of all licensed products sales or certain minimum royalty payments beginning in year two of the contract up to $10,000 per year once the Company’s shares are trading publicly on a national exchange.  During 2003, the remaining $20,000 due for the original licensing was paid.  No royalties have been paid under the agreement as of December 31, 2003.

3. Related Party Transactions

The Company pays management fees to entities owned by shareholders for services rendered to the Company in lieu of wages.  During 2003 and 2002, these payments totaled $235,074 and $104,063, respectively, of which none was still outstanding at December 31, 2003.

The Company sold products to affiliates or shareholders. Total sales to these entities and cost of sales for the periods ended December 31, 2003 and 2002 are as follows:

        2003

          2002

Sales

$

25,000

$

50,000

Cost of sales

8,400

19,862

Gross profit

16,600

30,138

Less discounts

-

9,939

$

16,600

$

20,199

Accounts receivable from related parties for product sales were $25,000 and $50,000 at December 31, 2003 and 2002, respectively.

Accounts receivable from related parties for operating expenses of those entities and expenses relating to research and development were $5,453 and $17,310, respectively, for 2003.

The Company also paid legal fees to a shareholder for legal services rendered totaling $12,407 and $14,650 in 2003 and 2002, respectively, of which $6,831 was outstanding at December 31, 2003.

The Company paid $43,569 in rent to an affiliate in 2003 (see note 2), none of which was outstanding at December 31, 2003.

The Company funded some of the operating expenses of Zeroez, Inc. (formerly H2OAqua-Care Franchising Systems), an affiliated entity whose future franchisees will be required to purchase products from the Company for use by its carpet cleaning businesses.  As of December 31, 2003, the Company had financed a total of $188,749 all of which was outstanding at December 31, 2003.  The advances bear no interest and are unsecured.

Electric Aquagenics Unlimited, Inc.

Notes to Financial Statements (continued)

December 31, 2003 and 2002

3. Related Party Transactions (continued)

On December 4, 2001, the Company obtained bridge loan funding from an affiliate of a shareholder totaling $211,000, bearing interest at 12.00% per annum, and due on June 3, 2002.  Additional debt discount related to the note for detachable stock warrants and beneficial conversion features issued under the bridge loan agreement was recorded (see note 4).  In June 2002, the affiliate provided an additional $25,000 bridge loan funding which was also convertible to common stock (see note 4).  During 2003, the Company repaid certain of these loans resulting in “Gain on Extinguishment of Debt” due to the application of portions of the payments to the beneficial conversion feature (see note 5).

Total amortization of debt discount charged to related party interest arising from the issuance of warrants and convertible debt with beneficial conversion features (see note 5) was $66,562 and $128,436 for the year ended December 31, 2003 and 2002.  Interest accrued on loans from affiliates totaled $9,623 and $34,097 at December 31, 2003 and 2002.

During 2003, the Company obtained short-term bridge loan funding from related parties totaling $100,457, bearing interest at 10% to 12% and original due dates ranging from April 2, 2003 to June 30, 2003, with no monthly payments required.  The total amount of these loans paid during 2003 was $67,250 (see note 4).

4.

Debt Financing

Short term notes and convertible bridge loans consists of the following at December 31, 2003:

Short-term promissory noted to an unrelated party of $33,700, bearing interest at 10% and due on September 3, 2002, with no monthly payments required.  The loan is in default and are due on demand.

$  33,700

Short-term promissory notes to related parties, bearing interest at 10% to 12% and original due

September 30, 2002 to June 30,2003, with no monthly payments required.  The loans are in default and are due on demand.

$  59,407

Convertible bridge loan payable to an unrelated individual bearing interest at 12% and maturing on December 17, 2002 (see note 5).  The note is now due on demand.  Substantial debt discount related to the issuance of warrants with the loan has been recorded and amortized in full as of

December 31, 2003 (see note 5).

$  50,000

Convertible bridge loan payable to a related party, bearing interest at 12% per annum and due originally on June 3, 2002.  The loan requires an additional interest charge of 5% if the loan goes into default.  Substantial discounts of debt related to the grant of warrants for the issuance and extension of the loan had been recorded and amortized in full as of December 31, 2003 (see note

5).

$  93,423

Electric Aquagenics Unlimited, Inc.

Notes to Financial Statements (continued)

December 31, 2003 and 2002

4.

Debt Financing (continued)

Long-term debt consists of two unsecured loans from unrelated entities bearing interest at 21.927% per annum, requiring payments of $1,500 per month (each) due October 2012.

$     139,802

Less current portion

         (5,846)

$    133,956

Future maturities of long-term debt for the five years succeeding December 31, 2003 are as follows:

2004

$         5,846

1

7,264

2

9,028

3

11,218

4

13,940

Thereafter

92,506

$     139,802

Management estimates the fair values of debt financing instruments are equal to or less than carrying amounts due to the terms of their repayment, and considering that related debt discounts have been recorded and fully amortized.

5. Stockholders’ Equity

Effective April, 2003, the Company commenced a registered offering of 1,000,000 shares at $2.00 per share.  The total offering of $2,000,000 was completed in November, 2003.  Offering costs made up of commissions to placement agents totaling $260,000 were netted against the proceeds resulting in net proceeds of $1,740,000.  Subsequent to completion of the offering, the Company granted 20,000 warrants to the placement agents.  The value of the warrants, estimated at $29,800 was netted against the related paid-in-capital resulting as offering costs in a net adjustment to shareholders equity of $0.

In December 2001, as consideration for making a $211,000 bridge loan, the Company issued 211,000 warrants to an affiliate of a stockholder for the purchase of common stock at $ .001 per share, exercisable through December 3, 2006. Because the warrants are detachable, the Company has recorded the fair value of the warrants as bridge loan debt discount under Accounting Principles Board (APB) #14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  The discount was amortized over the original life of the loan (six months) resulting in interest expense totaling $100,436 in 2002.  The loan payment terms were extended as described in note 4.  The affiliate exercised the warrant in 2002 resulting in the issuance of 211,000 shares for $211.  During 2003, the Company extinguished (repaid) $117,577 of the principle balance leaving a balance at year-end of $93,423 (see note 4).

Electric Aquagenics Unlimited, Inc.

Notes to Financial Statements (continued)

December 31, 2003 and 2002

5. Stockholders’ Equity (continued)

In June 2002, the Company issued a convertible bridge loan with a face amount of $25,000 and a principal amount of $29,214 (including prepaid interest and fees) to an affiliate.  The original terms of the note permitted the lender to convert the note into that number of shares of common stock determined by dividing the outstanding principal and interest on the note by $1.00.  In 2003, the note was repaid in full.  In correlation with the convertible promissory note, the Company issued detachable stock purchase warrants allowing the lender to purchase 50,000 restricted shares of common stock at an exercise price of $.50 per share.

In June 2002, the Company issued a convertible bridge loan with a face value of $50,000 and a principal amount of $53,000 (including prepaid interest and fees) to an individual (see note 4).  The note bears interest at 12% per annum and originally matured on December 17, 2002.  The loan is now in default and is due on demand.  At any time, the lender may elect to convert the note into the number of restricted shares of common stock determined by dividing the outstanding principal and interest on the note by $1.00.  In correlation with the convertible promissory note, the Company issued stock purchase warrants allowing the lender to purchase 100,000 restricted shares of common stock at an exercise price of $0.50 per share.

The warrants issued in connection with these loans are also detachable, and accordingly, the Company had recorded debt discount in 2002 equal to the value of the warrants granted of $42,000.  The discount was amortized over the original life of the loans resulting in total interest charge to operations of $42,000 for the year ended December 31, 2002.  The convertible loans are collateralized with shares of Company stock.

During December, 2003, the Company also granted warrants to related and non-related entities.  The warrants, exercisable for 5 years at $.01 per share and totaling 62,750 and 10,000, respectively, were granted as consideration for extending short-term loans issued in previous years, resulting in additional debt discount(s) totaling $66,562 to related parties and $5,984,to non-related parties respectively.  The discounts were amortized immediately to interest expense in 2003 since the loans were due on demand or already paid in full as of the date of grant.

The Company calculated the fair value of the warrants on the date of issuance using the Black-Scholes option pricing model and the following assumptions: weighted average expected option term of 5 years; risk free interest rate of 4.5% and 4.39% at December 31, 2003 and 2002, expected dividend yield of zero percent, and an expected volatility of ranging from 160 % to 170% at December 31, 2003 and 2002.

The weighted average fair value of warrants granted was $1.49 per share and $.63 per share for the periods ended December 31, 2003 and December 31, 2002, respectively.  The fair value of warrants results primarily from an extremely low exercise price and from estimated share prices resulting from recent equity placements of the Company’s common stock at $1.50 per share, in 2003 (based on an estimated discounted value of 25% from the issuance price per share of the Company’s free-trading shares of 2.00) and $1.00 per share, in 2002.

Electric Aquagenics Unlimited, Inc.

Notes to Financial Statements (continued)

December 31, 2003 and 2002

5. Stockholders’ Equity (continued)

The Black-Scholes model used by the Company to calculate option and warrant values, as well as other currently accepted option valuation models, were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which is significantly different from the Company’s stock warrants. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values.  Accordingly, management believes that this model does not necessarily provide a reliable single measure of the fair value of the Company’s stock warrants.

As mentioned above, the convertible debt instruments issued in 2002 are convertible to common stock at the rate of $1.00 per share, using the “pre-discounted” face value of the debt instruments plus accrued interest as the basis for computing the number of shares to be obtained upon conversion.  The “discounted” face value of the convertible debt instruments was substantially less than the original face value resulting in beneficial conversion rates ranging from $0.50 per share to $0.56 per share.  Accordingly, the Company has recorded additional interest of $42,000 during the year ending December 31, 2002 in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.”  Substantial interest related to the beneficial conversion features of debt instruments issued in prior years has also been recorded.

As noted above, the Company paid down certain of its convertible related-party loans for which beneficial conversion features were recorded in 2002.  In accordance with EITF 98-5, the principle payments were applied first to the intrinsic value of the beneficial conversion feature with the excess allocated to the principle reduction of the debt.  Previously recorded debt discounts have been fully amortized as of the dates of the extinguishment resulting in a “Gain on the Extinguishment of Debt” totaling $89,077.  The gain has been recorded separate from operating income or loss in accordance with FAS #145.

6. Income Taxes

Deferred tax assets and liabilities arise from differences in tax and financial statement accounting methods for depreciation and issuance of stock warrants.  Significant deferred tax assets also arise from net operating loss carryforwards.  Net operating loss carryforwards for federal income tax      purposes total $2,029,000 at December 31, 2003 and expire 2020 through 2023.  The amount of, and ultimate realization of the benefits from the Company’s operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

Electric Aquagenics Unlimited, Inc.

Notes to Financial Statements (continued)

December 31, 2003 and 2002

6. Income Taxes (continued)

The significant components of the deferred tax liability (asset) consists of the following:

2003

2002

Depreciation

$      (1,676)

$         (246)

Allowance for obsolete inventory

(8,400)

-

Debt discount amortization

(45,818)

(16,800)

Net operating loss carryforward-tax

(811,746)

(456,416)

Valuation allowance

  867,640

473,462

$              -

$              -

A reconciliation of income tax expense (benefit) to expected income taxes using statutory federal income tax rates:

2003

2002

Income tax expense (benefit) at statutory rate of 35%

$ (304,883)

(35%)

$  (235,874)

(35%)

Interest applicable to beneficial conversion feature

     (35,631)

  (4%)

      16,800

   2%

State taxes, net of federal benefit

     (43,555)

  (5%)

    (33,696)

  (5%)

Amortization of offering costs

     (10,400)

  (1%)

-

  (0%)

Redetermination of prior year tax liability

          (429)

  (0%)

-

  (0%)

Other

           720

    0%

-

  (0%)

Change in valuation allowance

    394,178

  45%

     252,770

  38%

   $          -

    0%

  $            -

   0%

All significant components of net deferred tax liabilities and assets have been classified as long-term based on the anticipated realization of the underlying assets and settlement of underlying liabilities in accordance with Financial Accounting Standard 109 “Accounting for Income Taxes.”

Electric Aquagenics Unlimited, Inc.

Notes to Financial Statements (continued)

December 31, 2003 and 2002

7. Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. The Company, until the year ended December 31, 2003, has experienced cumulative deficits in retained earnings and equity.  These factors raised substantial doubt about the ability of the Company to continue as a going concern.  However, in 2003 the Company was successful in obtaining substantial equity financing, which, together with expected revenue generation and its existing working capital, the potential for reducing overhead and payments to affiliates for consulting, and restructuring terms of payables (particularly those to affiliates) is anticipated to be sufficient to meet the Company’s projected working capital and cash requirements beyond December 31, 2004.  Unanticipated costs and expenses or lower than anticipated revenues could require additional financing, in 2004, which the Company is continuing to obtain through its placement of shares and other means.  Accordingly, management has reevaluated the Company’s ability to continue as a going concern and believes substantial doubt as to its ability to do so has been alleviated.  The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements.

8. Subsequent Events

In 2004, the Company commenced a private placement of common stock under Rule 506 for a total of 200,000 investment units consisting of 10 shares of common stock and one common stock warrant each, at $20.00 per unit.

In addition, a significant number of common shares and warrants for the purchase of common stock were issued to related and non-related parties alike.