Form 10QSB
period 2004-03-31
ELECTRIC AQUAGENICS UNLIMITED INC
filed 2004-05-17
CIK 1170816

______________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(X)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

or

 (  )

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

333-86830

(Commission File No.)

ELECTRIC AQUAGENICS UNLIMITED, INC.

 (name of small business issuer in its charter)

Delaware

87-0654478

(State or other jurisdiction

(I.R.S. Employer Identification No.)

of incorporation or organization)

1464 W. 40 S. Suite #200, Lindon, Utah                                       84042-1629

(Address of principal executive offices)                                         (Zip Code)

Issuer’s telephone number:  (801) 443-1031

As of May 12, 2004, the Registrant had 5,831,655 shares of Common Stock, $0.0001 par value outstanding.

#

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Electric Aquagenics Unlimited, Inc.

Balance Sheets

March 31,

 December 31,

       2004

      2003

  (unaudited)

ASSETS

Current assets:

Cash

$

1,789,251

$

593,175

Accounts receivable, less allowance for doubtful

accounts of $1,000 in 2004 and 2003

75,000

100,000

Accounts receivable-related parties

262,425

236,512

Inventories

33,623

48,800

Total current assets

2,160,299

978,487

Fixed assets:

Computers

18,944

18,944

Furniture & fixtures

1,390

1,390

Machinery & equipment

47,633

47,633

Total fixed assets

67,967

67,967

Less accumulated depreciation

(27,762)

(26,551)

Net fixed assets

40,205

41,416

Total assets

$

2,200,504

$

1,019,903

See notes to financial statements

March 31,

 December 31,

       2004

      2003

  (unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable and accrued expenses

$

92,322

$

140,186

Accounts payable-related parties

3,503

6,831

Accrued interest-related party loans

7,609

9,623

Short-term notes

3,800

33,700

Short-term notes-related parties

19,500

59,407

Convertible bridge loans- related parties

-

93,423

Convertible bridge loans-other

-

50,000

Current portion of long-term debt-related parties

6,061

5,846

Total current liabilities

132,795

399,016

Long-term debt:

Notes payable-less current portion-related parties

132,114

133,956

Stockholders equity (deficit):

Common stock, par value $ .0001 per share;

50,000,000 authorized shares; 5,831,655

shares issued and outstanding

583

381

Additional paid in capital

5,866,597

2,688,299

Retained earnings (deficit)

(3,931,585)

(2,201,749)

Total stockholders’ equity (deficit)

1,935,595

486,931

Total liabilities and stockholders’ equity (deficit)

$

2,200,504

$

1,019,903

See notes to financial statements

Electric Aquagenics Unlimited, Inc.

Statements of Operations

For the Three Months

   Ended March 31,

   2004

    2003

  (unaudited)

Revenues

Regular sales

$

100,000

$

100,000

Cost of goods sold

(33,600)

(31,112)

Gross Profit

66,400

68,888

Other Expenses

Other general and administrative

203,797

35,526

Advertising

-

7,028

Management, legal and consulting fees paid

to affiliates or shareholders

1,383,640

27,492

Research and development

118,361

6,913

Depreciation

1,211

2,100

Rents

15,000

4,948

Total other expenses

1,722,009

84,007

Net operating loss

(1,655,609)

(15,119)

Other income (expense)

Interest - related parties

(35,071)

(7,735)

Interest - other

(39,156)

(10,561)

Net loss before income taxes

(1,729,836)

(33,415)

Income tax (expense) benefit

-

Net loss

$

(1,729,836)

$

(33,415)

Net loss per share

$            (.41)

$

(.01)

Weighted average shares outstanding

      4,145,628

       2,810,535

See notes to financial statements

Electric Aquagenics Unlimited, Inc.

Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

Additional

Common Stock

  Paid in

Retained

Shares

Amount

Capital

Earnings (deficit)

     Total

Balance at January 1, 2003

2,810,535

281

1,019,930

(1,330,655)

(310,444)

Common stock issued for cash,

net of offering costs

1,000,000

100

1,739,900

-

1,740,000

Detachable warrants issued for

bridge loan-related parties

-

-

66,562

-

66,562

Detachable warrants issued

for bridge loan-other

-

-

5,984

-

5,984

Return of capital to shareholder

-

-

(55,000)

-

(55,000)

Extinguishment of debt with

beneficial conversion feature

-

-

(89,077)

-

(89,077)

Net loss - December 31, 2003

-

-

-

(871,094)

(871,094)

Balance at December 31, 2003

3,810,535

381

2,688,299

(2,201,749)

486,931

Common stock issued for cash,

net of offering costs

1,000,000

100

1,699,900

-

1,700,000

Common stock issued for

conversion of notes payable

128,630

13

132,698

-

132,711

Common stock issued for

conversion of notes payable-

related parties

28,214

3

49,371

-

49,374

Common stock issued for services

23,250

2

34,873

-

34,875

Common stock issued for

services-related parties

841,026

84

1,261,456

-

1,261,540

Net loss – March 31, 2004

-

-

-

(1,729,836)

(1,729,836)

Balance at March 31, 2004

5,831,655

583

5,866,597

(3,931,585)

1,935,595

See notes to financial statements

Electric Aquagenics Unlimited, Inc.

Statements of Cash Flows

For the Three Months Ended

March 31,

  2004

      2003

   (unaudited)

Operating activities

Net loss

$

(1,729,836)

$

(33,415)

Adjustments to reconcile net loss to net cash

used in operating activities:

Depreciation

1,211

2,100

Changes in operating assets and liabilities:

Accounts receivable

25,000

(57,500)

Accounts receivable-related parties

(25,913)

(320)

Inventories

15,177

31,112

Accounts payable and accrued expenses

(47,864)

44,642

Accounts payable-related parties

(3,328)

-

Accrued interest-related party loans

(2,014)

7,735

Net cash used in operating activities

(1,767,567)

(5,646)

Investing activities

Decrease in deposits

-

2,052

Purchase of property, plant and equipment

-

(4,005)

Net cash used in investing activities

-

(1,953)

Financing activities

Proceeds from short-term notes-related parties

-

25,000

Payments on short-term notes and convertible loans

(79,900)

-

Payments on short-term notes and convertible loans-

related parties

(133,330)

-

Proceeds from issuance of common stock

3,178,500

-

Principal payments on long-term debt

(1,627)

(1,082)

Net cash provided by financing activities

2,963,643

23,918

Net increase (decrease) in cash

1,196,076

16,319

Cash at beginning of period

593,175

29,432

Cash at end of period

$

1,789,251

$

45,751

Supplemental disclosures:

Interest paid in cash

$

13,911

$

7,918

#

See notes to financial statements

Electric Aquagenics Unlimited, Inc.

Notes to Condensed Financial Statements (unaudited)

March 31, 2004 and 2003

1.

Presentation

The financial statements as of March 31, 2004 and 2003 and for the three months ended March 31, 2004 and 2003 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows.  The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years.  The Company has previously filed with the SEC an annual reports on Form 10-KSB which included audited financial statements for the two years ended December 31, 2003.  It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company’s 10-KSB filing.

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

Item 2.

  Management's Discussion and Analysis or Plan of Operation

We are in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create fluids that sanitize and clean surfaces. The fluids generated by our machines are environmentally safe and are free from toxins and harmful residues associated with traditional chemical based disinfecting and cleaning agents. The electrolyzed fluids generated by our machines are intended to replace many of the traditional methods used in commercial and industrial disinfecting and cleaning.

So far, most of our sales have been to an affiliated company that uses our machines to generate electrolyzed water to be used to clean and sanitize carpets and other flooring surfaces.  However, we are continuing to make progress in our efforts to diversify into other areas, particularly in the food processing and mold remediation industries.  Our diversification efforts are still in their early stages, with negotiations underway with several potential strategic and joint venture partners.

With respect to the food processing industry, we are close to finalizing the terms of a joint venture arrangement that will place our equipment in poultry processing plants in order to provide a supply of electrolyzed fluid to be used to sanitize poultry products.  We are also finalizing the details of a joint venture with a major company involved in the manufacture, sale and installation of equipment used in the spraying of fruits and vegetables in retail grocery outlets. Tests have demonstrated that the shelf life of fruits and vegetables can be extended by application of fluids generated by our equipment.  We have also entered into a collaborative arrangement with a Louisiana oyster producer to provide equipment that will produce electrolyzed fluid to clean and sanitize oysters, and we are undertaking testing with respect to the use of our products to clean and sanitize fish and other seafood products.

With respect to mold remediation, we are in the advanced stages of discussions with a company that provides surface coating treatments to prevent or minimize mold, mildew, fungi and other microbial growth on interior and exterior building surfaces to see how our products may complement their current offering of products.  We are also involved in discussions with a company that is developing products and services aimed at reducing biofilm in residential and commercial plumbing.

We have also begun to revise our revenue model.  In the past, our revenues have been derived primarily from equipment sales.  However, we are moving more toward a model whereby we will derive most of our revenue from equipment leases, metering, piecing and entering into distributorship and joint venture with various specific industry leading companies.  Piecing is the process in which we place and maintain machines at commercial facilities, such as processing plants, and the facility is charged per unit of product processed at a designated price.

Our operations are currently funded by a combination of revenues and capital funding.

Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Selected Financial Information

Three months ended
March 31,

	2004	2003
Revenue, net	$100,000	$100,000
Gross profit (loss)	66,400	68,888
Operating loss	(1,655,609)	(15,119)
Other income (expense)	(74,227)	(18,296)
Net income (loss)	(1,729,836)	(33,415)

	March 31, 2004	December 31, 2003
Balance Sheet Data:
Cash and Cash Equivalents	$1,789,251	$593,175
Total Current Assets	2,160,299	978,487
Total Assets	2,200,504	1,019,903
Total Current Liabilities	132,795	399,016
Long Term Debt	132,114	133,956
Total stockholders’ equity (deficit)	1,935,595	486,931

Discussion

The Company’s revenue has remained fairly level over the last few quarters, with most of the Company’s revenues coming from sales of its equipment to franchisees of ZEROREZ Franchising Systems, Inc., an affiliate of the Company that is in the early stages of offering carpet cleaning franchises to the public.  At the present time, there are approximately twenty ZEROREZ outlets in operation in several cities throughout the United States.  Zerorez franchisees are required to obtain and use equipment from the Company.  Since each ZEROREZ franchisee is required to purchase or lease at least one of our fluid generators for each five carpet cleaning trucks it has in operation, the anticipated growth in ZEROREZ franchisees should translate directly into revenue growth for the Company.  We expect that revenue from the sale of our fluid generators to ZEROREZ franchisees will continue to increase as Zerorez more actively promotes the franchises.

As discussed above, the Company is actively pursuing joint ventures, cross-branding or co-branding opportunities, and other strategic relationships in which its products may be used.  The Company is in the final or late stages of negotiations with several strategic partners in the food processing and mold remediation industries, and Management anticipates that revenues from those relationships and those industries will begin in the third quarter of 2004.

The Company had total revenues of $100,000 for the three months ended March 31, 2004, representing the sale of four of the Company’s standard electrolyzed fluid generating machines.  This is double the revenues from the previous three months, but is the same as the revenues for the same period one year earlier.  Management anticipates that the Company will begin to realize revenues from the strategic partnerships it is presently negotiating during the third quarter of 2004.

The Company’s general and administrative expenses increased 474%, from $35,526 to $203,797, during the first three months of 2004 as compared to the same period one year earlier.  This increase is attributable to several factors, including a substantial increase in travel expenses incurred in connection with the negotiation of strategic partnerships, an increase in the amount of contract labor and consulting fees necessitated by the Company’s capital raising activities and efforts to have its stock traded on the OTC Bulletin Board, and an expenditure of approximately $50,000 in marketing fees for services such as investor relations, public relations and website development.

The Company’s Management, Legal and Consulting Fees Paid to Affiliates or Shareholders increased from $27,492 in the first three months of 2003 to $1,383,640 during the first three months of 2004.  This increase was almost entirely attributable to non-cash compensation expenses recognized by the Company in connection with the issuance of stock to the Company’s founders as compensation for past services and to employees of the Company in connection with pre-existing employment arrangements.  The issuances of stock include a grant by the Board of Directors, upon recommendation of the Compensation Committee, of 50,000 shares of common stock to each of the Company’s three principal founders and executive officers for each of the three years from 2001 through 2003.  The increase also reflects a compensation expense recognized by the Company as a result of the issuance of shares of stock to the founders of the Company and third parties who have made loans to the Company, all of which have been repaid. All of the issuances of stock described above are one time, non-recurring expense items.

Research and Development expenses increased from $6,913 to $118,361 from the first three months of 2003 to the same period in 2004.  This increase was attributable to extensive testing of the Company’s products during the first quarter of 2004 in connection with the strategic partnerships being negotiated, together with costs associated with the development of a higher capacity machine.

The Company’s interest expense to related parties and others increased 306%, from $18,296 to $74,227, from the first three months of 2003 to the first three months of 2004.  This increase is attributable to accounting adjustments related to the conversion of promissory notes to stock.

Liquidity And Capital Resources

At March 31, 2004, we had cash and cash equivalents of $1,789,251, compared to $593,175 at December 31, 2003.  The Company’s total accounts receivable from related parties and others remained constant from December 31, 2003 to March 31, 2004.

The large increase in the Company’s cash and cash equivalents during the first three months of 2004 is largely attributable to the completion in the first quarter of 2004 of a private offering of the Company’s common stock.  In the private offering, the Company offered a total of 100,000 Investment Units for a purchase price of $20.00 per Investment Unit.  Each Investment Unit consisted of ten shares of common stock and a warrant to purchase one additional share of common stock at any time before December 31, 2005 for a purchase price of $3.00 per share.  The offering was fully subscribed during the first quarter of 2004.

Out of gross proceeds from the private offering of $2,000,000, a total of $300,000 in cash, plus warrants to purchase up to 60,000 shares of the Company’s common stock, was paid as a placement agent fee to Nexcore Capital, Inc., resulting in net offering proceeds to the Company of $1,700,000.  Proceeds from the private offering should be sufficient to fund our continuing operations at their current level through at least the third quarter of 2004.  Management recognizes that additional funding will be required to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding.  In addition, management is expecting an increase in cash flows through anticipated increases in revenue.

If we do not raise sufficient funds in the future, we may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Financing transactions in the future may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

On May 10, 2004, the Company’s common stock commenced traded on the OTC-Bulletin Board under the trading symbol EAQU.OB.  Now that there exists a public market for our common stock, a subsequent decline in the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult for us to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

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

PART II – OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities

During the three months ended March 31, 2004, the Company sold the following unregistered securities in transactions that were not registered under the Securities Act of 1933:

1.

On March 26, 2004, the Company issued 63,395 shares of common stock to Charlie Bergh in connection with the conversion of a promissory note in the principal amount of $53,000 in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

2.

On March 26, 2004, The Company issued a total of 450,482 shares of common stock to EOWORP, LLC, a Nevada limited liability company whose members consist of Gaylord M. Karren, CEO and a director of the Company, John M. Hopkins, Vice President and a director of the Company, and James K. Stone, Vice President and a director of the Company, as compensation for the services provided to the Company by Messrs. Karren, Hopkins and Stone during the years 2001, 2002 and 2003, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

3.

On March 26, 2004, the Company issued 390,544 shares of common stock to EOWORP, LLC in consideration for EOWORP, LLC loaning money to the Company, all of which has been repaid, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

4.

On March 26, 2004, the Company issued a total of 93,449 shares of common stock to several third parties who had loaned money to the Company, all of which has been repaid, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

5.

On March 26, 2004, the Company issued a total of 23,250 shares of common stock to Centrifuge Group, Inc., a consultant of the Company, in exchange for services provided by Centrifuge Group, Inc. in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

6.

Between February 15, 2004 and March 26, 2004, the Company sold and issued a total of 1,000,000 shares of common stock to various accredited purchasers in exchange for cash in the amount of $2.00 per share, in an offering that was exempt from registration under Rule 506 promulgated under the Securities Act of 1933.  For every 10 shares of common stock purchased in the offering, Investors also received a warrant to purchase one share of common stock for a purchase price of $3.00, exercisable on or before December 31, 2005.  Nexcore Capital, Inc., a registered broker/dealer who acted as the selling agent in the offering, received, as compensation for its efforts, commissions in the cash amount of $300,000 plus warrants to purchase up to 60,000 shares of the Company’s common stock for $3.00 per share, exercisable on or before December 31, 2005.  The warrants were issued to Nexcore in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits.

31.1  Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1  Section 906 Certification of Chief Executive Officer and Chief Financial Officer

(b)

Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on May 14, 2004.

ELECTRIC AQUAGENICS UNLIMITED, INC.

By:

/s/ Gaylord M. Karren

Gaylord M. Karren

Chief Executive Officer

Principal Executive Officer and

Principal Financial Officer