Form 10QSB
period 2004-06-30
ELECTRIC AQUAGENICS UNLIMITED INC
filed 2004-08-16
CIK 1170816

______________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(X)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

or

 (  )

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

333-86830

(Commission File No.)

ELECTRIC AQUAGENICS UNLIMITED, INC.

 (name of small business issuer in its charter)

Delaware

87-0654478

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

1464 W. 40 S. Suite #200, Lindon, Utah                                       84042-1629

(Address of principal executive offices)                                          (Zip Code)

Issuer’s telephone number:  (801) 443-1031

As of August 12, 2004, the Registrant had 6,052,655 shares of Common Stock, $0.0001 par value outstanding.

See Notes to Financial Statements

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Electric Aquagenics Unlimited, Inc.

Balance Sheets

June 30,

 December 31,

2004

2003

(unaudited)

ASSETS

Current assets:

Cash

$

801,807

$

593,175

Accounts receivable, less allowance for doubtful

accounts of $1,000 in 2004 and 2003

101,409

100,000

Accounts receivable-related parties

269,677

236,512

Inventories - finished goods

11,123

48,800

Inventories - work in process

108,025

-

Total current assets

1,292,041

978,487

Fixed assets:

Computers

23,043

18,944

Furniture & fixtures

4,898

1,390

Machinery & equipment

47,633

47,633

Vehicles

181,049

-

Total fixed assets

256,623

67,967

Less accumulated depreciation

(39,282)

(26,551)

Net fixed assets

217,341

41,416

Other assets:

 Investment in non-marketable securities at cost

50,000

-

Investment in non-marketable securities of equity

method investee

222,500

-

Total other assets

272,500

-

Total assets

$

1,781,882

$

1,019,903

See Notes to Financial Statements

June 30,

December 31,

2004

2003

(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses

$

58,288

$

140,186

Accounts payable-related parties

-

6,831

Accrued interest-related party loans

7,609

9,623

Short-term notes

3,800

33,700

Short-term notes-related parties

4,500

59,407

Convertible bridge loans- related parties

-

93,423

Convertible bridge loans-other

-

50,000

Current portion of long-term debt

28,887

-

Current portion of long-term debt-related parties

6,516

5,846

Total current liabilities

109,600

399,016

Long-term debt:

Notes payable-less current portion

136,445

-

Notes payable-less current portion-related parties

130,569

133,956

Total long-term debt

267,014

133,956

Stockholders equity:

Common stock, par value $ .0001 per share;

50,000,000 authorized shares; 6,052,655 and 3,810,535

shares issued and outstanding, respectively

605

381

Additional paid in capital

6,087,575

2,688,299

Retained earnings (deficit)

(4,682,912)

(2,201,749)

Total stockholders’ equity

1,405,268

486,931

Total liabilities and stockholders’ equity

$

1,781,882

$

1,019,903

See Notes to Financial Statements

Electric Aquagenics Unlimited, Inc.

Statements of Operations

Six Months Ended

Three Months Ended

        June 30,

June 30,

     2004

     2003

     2004

     2003

       (unaudited)

(unaudited)

Revenues

Regular sales

$

175,000

$

200,000

$

75,000

$

100,000

Cost of goods sold

(56,100)

(63,461)

(22,500)

(32,349)

Gross Profit

118,900

136,539

52,500

67,651

Other Expenses

Other general and administrative

726,950

116,454

523,154

80,928

Advertising

-

7,028

-

-

Management, legal and consulting fees paid

to affiliates or shareholders

1,473,640

98,867

90,000

71,375

Research and development

272,151

32,845

153,790

25,932

Depreciation

12,731

4,700

11,519

2,600

Rents- related party

33,500

15,655

18,500

10,707

Total other expenses

2,518,972

275,549

796,963

191,542

Net operating loss

  (2,400,072)

(139,010)

(744,463)

(123,891)

Other income (expense)

Interest expense - related party

(35,071)

(15,470)

-

(7,735)

Interest expense- other

(48,552)

(19,154)

(9,396)

(8,593)

Interest income

2,532

985

2,532

985

Net loss before income taxes

 (2,481,163)

(172,649)

(751,327)

(139,234)

Income tax (expense) benefit

-

-

-

-

Net loss

$

(2,481,163)

$

(172,649)

$

(751,327)

$

(139,234)

Net loss per share

$

(.48)

$

(.06)

$

(.13)

$

(.05)

Weighted average shares outstanding

5,177,272

2,864,410

5,960,498

2,918,255

See Notes to Financial Statements

Electric Aquagenics Unlimited, Inc.

Statements of Changes in Stockholders’ Equity (unaudited)

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

244,250

24

255,851

-

255,875

Common stock issued for

services-related parties

841,026

84

1,261,456

-

1,261,540

Net loss – June 30, 2004

-

-

-

(2,481,163)

(2,481,163)

Balance at June 30, 2004

6,052,655

605

6,087,575

(4,682,912)

1,405,268

See Notes to Financial Statements

Electric Aquagenics Unlimited, Inc.

Statements of Cash Flows

      Six Months Ended

June 30,

2004

      2003

(unaudited)

Operating activities

Net loss

$

(2,481,163)

$

(172,649)

Adjustments to reconcile net loss to net cash

used in operating activities:

Depreciation

12,731

4,700

Common stock issued for interest

75,985

-

Common stock issued for services

1,517,415

-

Changes in operating assets and liabilities:

Accounts receivable

(1,409)

(135,000)

Accounts receivable-related parties

(33,165)

(11,820)

Inventories

(70,348)

63,461

Other assets

-

2,052

Accounts payable and accrued expenses

(81,898)

11,146

Accounts payable-related parties

(6,831)

(4,220)

Accrued interest-related party loans

(2,014)

15,470

Net cash used in operating activities

(1,070,697)

(226,860)

Investing activities

Purchase of property, plant and equipment

(20,083)

(34,083)

Net cash used in investing activities

(20,083)

(34,083)

Financing activities

Investment in non-marketable securities at cost

(50,000)

-

Investment in non-marketable securities of equity

method investee

(222,500)

-

Proceeds from short-term notes-related parties

-

15,000

Payments on short-term notes and convertible loans

-

(1,832)

Payments on short-term notes and convertible loans-

related parties

(122,130)

-

Proceeds from issuance of common stock

1,700,000

561,955

Principal payments on long-term debt-related parties

(2,717)

-

Principal payments on long-term debt

(3,241)

-

Net cash provided by financing activities

1,299,412

535,123

Net increase (decrease) in cash

208,632

314,180

Cash at beginning of period

593,175

29,432

Cash at end of period

$

801,807

$

343,612

Supplemental disclosures:

Interest paid in cash

$

23,307

$

13,868

Property (vehicles) acquired with long-term debt

$

168,573

$

-

Common stock issued for conversion of notes payable

$

106,100

$

-

See Notes to Financial Statements

Electric Aquagenics Unlimited, Inc.

Notes to Condensed Financial Statements (unaudited)

June 30, 2004 and 2003

1.

Presentation

The financial statements as of June 30, 2004 and 2003 and for the six months and three months ended June 30, 2004 and 2003 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows.  The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years.  The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended December 31, 2003.  It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company’s 10-KSB filing.

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

3.  Investments

The Company has signed an agreement to purchase up to a 2% interest in KesAir Technologies, LLC, a manufacturing, research and development entity, for $300,000.  As of June 30, 2004, the Company has paid $50,000.  Subsequent to June 30, 2004, the Company paid the remaining $250,000 to complete the purchase of an interest in KesAir Technologies, LLC.  Additionally, the Company has signed an agreement to purchase up to a 40% interest in ByoCoat Strategies Corporation, Inc., a research and development entity, for $400,000.  As of June 30, 2004, the Company has paid $222,500.  Subsequent to June 30, 2004, the Company paid an additional $22,000.  As of June 30, 2004, the Company has not accrued any liabilities related to these purchase agreements as the Company is given the option to complete part or all of the acquisition.

See Notes to Financial Statements

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

So far, most of our sales have been to an affiliated company, Zerorez Franchising Systems, Inc., that uses our machines to generate electrolyzed water to be used to clean and sanitize carpets and other flooring surfaces.  Carpet cleaning is one of the eight market channels being pursued by the Company. However, we are continuing to make progress in our efforts to diversify into other critical areas, particularly in the poultry processing, consumer drinking water, grocery produce spraying and mold remediation industries. Our diversification efforts have now resulted in securing six of the eight market channels.  These initial eight channels are only the beginning of the applications available to the Company.  Additional channels are still in their early stages, with negotiations underway with several potential strategic and joint venture partners.

We have now entered into the following joint venture agreements for distribution of our generators into specific markets: carpet cleaning, poultry processing, drinking water, grocery produce spraying, mold remediation and oyster depuration.  Beef and fish JV’s are in final closing stages.

To date, these joint venture arrangements have resulted in the placement of our equipment in two poultry processing plants: Murray’s Chicken, a poultry plant in South Fallsburg, New York and most recently with Amick Farms, Batesburg, South Carolina.  Although operations using electrolyzed fluid from our equipment in these plants are just beginning, reports on the efficacy of the fluid in killing common poultry pathogens has been encouraging, as we expected them to be.  We are gathering a significant amount of information and we are gaining substantial know-how with respect to each particular operation  which we intend to use to our advantage as we move into other poultry processing plants.  Covenant Water Systems has now made arrangements with several other poultry processors for the placement of our equipment in their processing plants.

We recently granted an exclusive distributorship to KES Science & Technology, Inc. of Atlanta, Georgia for the marketing of the Company’s products into the grocery produce spraying market, childcare, dental and physician offices industries.

KES provides products and services to wholesale and retail grocery stores, cold storage warehouses and florists, both nationally and internationally.  Its products and services consist of post-harvest technologies for produce, meat and the floral industry that preserve and extend the life of these products that have a limited shelf life.  An affiliate of KES known as KesAir Technologies, LLC, is currently introducing its AiroCide TM air pathogen removal technology into medical healthcare, childcare, mold remediation, and other industries. KesAir’s AiroCide TM technology complements EAU’s products for surface cleaning and disinfecting without toxicity.  The Company has agreed to invest a total of $300,000 in KESAir Technologies, LLC, in exchange for a 2% ownership interest.  The investment has been fully funded.

We have entered into a joint venture arrangement with a Louisiana shrimp and oyster producer to provide equipment that will produce electrolyzed fluid to clean and sanitize oysters, and we are continuing to conduct tests with respect to the use of our products to clean and sanitize fish and other seafood products.  Our generators have been installed at the University of Georgia, Food Science Department to conduct the preliminary tests for oyster depuration.  These tests have been very successful in killing the vibrio organism in oysters.  A second generator will soon be installed at Oregon State University with Dr. Su to complete the oyster protocols that will be used for market penetration.  These channels are expected to be on line by the 4th quarter, 2004.

The Company recently invested capital to acquire a 40% ownership interest in ByoCoat Strategies Corporation, Inc., a company involved in developing products to control or eliminate Lysteria and biofilm in cooked and ready to eat (RTE) meats in exchange for a total cash payment of $400,000.  To date, $222,500 has been paid.  The balance is being paid in installments of $22,000 per month.

Our operations are currently funded by a combination of revenues and capital funding.

Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Selected Financial Information

Three months ended	Six Months ended
June 30,	June 30,

	2004	2003	2004	2003
Revenue, net	$75,000	100,000	175,000	200,000
Gross profit (loss)	52,500	67,651	118,900	136,539
Operating expenses	796,963	191,542	2,518,972	275,549
Other income (expense)	(6,864)	(15,343)	(81,091)	(33,639)
Net loss	(744,463)	(123,891)	(2,400,072)	(139,010)

	June 30, 2004 (unaudited)	December 31, 2003
Balance Sheet Data:
Cash and Cash Equivalents	$801,807	$593,175
Total Current Assets	1,292,041	978,487
Total Assets	1,781,882	1,019,903
Total Current Liabilities	109,600	399,016
Long Term Debt	267,014	133,956
Total stockholders’ equity	1,405,268	486,931

Discussion

The Company’s revenues for the three months ended June 30, 2004 were $75,000, compared to $100,000 for the same period in 2003.  This 25% reduction in revenues was attributable to several factors, including the following.  First, most of the Company’s revenues continue to be derived from sales of equipment to franchisees of ZEROREZ Franchising Systems, Inc., and during the first half of 2004 ZEROREZ intentionally slowed down its efforts to sell new franchises in order to allow it to assure that certain critical systems are in place for what it anticipates will be a brisk franchising climate during the second half of 2004 and into 2005.  EAU has obtained lease line funds to assist in the financing and expansion of revenues from carpet cleaning franchise sales which not only creates a sale of a generator, but also a 1% royalty on gross revenues of all Zerorez franchisees.

Second, management of the Company has been actively pursuing joint venture, distributorship and other strategic relationships in which its products may be used.  Although it has been successful in attracting promising strategic relationships, the time and energies spent in that effort are non-revenue generating.  A total of six of the targeted eight market channels are now under joint venture contracts. This significant effort on the part of management is planned and required to accomplish the shortest routes to revenues in the various market channels.

Third, the Company has been very active in its efforts to raise additional capital in order to allow it to accumulate sufficient working capital to actively pursue all of its business plans and objectives.  While these financing efforts have been largely successful, they have stretched the initial management team.  Recent additions to management and staff personnel to handle the increasing work load due to channel development has been accomplished.

Fourth, the Company has continued to lay the groundwork for what it hopes will be a rapid growth phase in the near future.  This groundwork includes the continued testing and analysis of the efficacy of the Company’s products, development and refinement of the Company’s business plan, and continued development of a network of business contacts that will, presumably, lead to future revenues.

The Company’s general and administrative expenses increased 546%, from $80,928 to $523,154, during the first three months of 2004 as compared to the same period one year earlier.  A large portion of this increase is attributable to the Company’s grant of common stock during the second quarter of 2004 to several individuals and entities as compensation for consulting and other services rendered to the Company.  The increase in general and administrative expenses is also attributable to the additional costs that have been incurred in installing the Company’s generators in poultry processing, the hiring of several new employees, mold testing installation and the costs incurred in the Company’s continuing capital raising activities and the Company’s pursuit of joint ventures, distributorships and marketing efforts with Ruder Finn, New York.  This effort is expensive and intended to get the Company’s name branded and exposed and first to market.  Employees and contract consultants have increased over the last 12 months from one to thirteen.  There are now eleven full time employees.  Travel and legal expenses in accomplishing the successful closings of six joint venture agreements has been extremely heavy, but expected for a company at this stage of development.  Management continues to be very optimistic in meeting its milestone objectives as detailed in the original business plan.  The production of the final model of the commercial generator was extended by several months due to the various channel joint venture partners requiring special features, not included in the prototype units, which were necessary to provide satisfactory product and service expectations.  This resulted in design changes which have now been incorporated.  Assembly procedures are now in place and production models are being assembled in order to supply the current demand in the various channels coming on line.

The Company’s Research and Development expenses increased from $25,932 during the second quarter of 2003 to $153,790 during the same period in 2004.  This increase is attributable to a substantial increase in the Company’s testing be the areas of poultry processing, mold remediation and oyster, fish processing in the Cook Islands and seafood cleaning and processing.  Some of the increase in research and development expenditures is also attributable to increased costs associated with the development of the higher capacity EO water generator that is needed to adequately service large poultry and beef processing plants.  Beef testing facilities will receive the first generator in the third quarter of 2004 with revenues expected to come on line in this channel in the fourth quarter, 2004.

Liquidity And Capital Resources

At June 30, 2004, we had cash and cash equivalents of $801,807, compared to $593,175 at December 31, 2003, and compared to $1,789,251 at March 31, 2004.  The Company has been successful in raising needed capital from investors, and that success has continued through the first six months of 2004.  The increase in the Company’s cash and cash equivalents during the first quarter of 2004 was largely attributable to the completion in the first quarter of 2004 of a private offering of the Company’s common stock, in which the Company raised $2 million in capital.  The decrease in cash and cash equivalents during the second quarter was largely attributable to the Company’s increased expenses incurred in finding and negotiating appropriate strategic relationships, the fact that the Company raised no equity capital during the second quarter of 2004, and the lack of revenues during the second quarter of 2004.

The Company’s current cash reserves should be sufficient to fund our continuing operations at their current level through at least the third quarter of 2004.  Management recognizes that additional funding will be required to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding, and the Company is presently undertaking a private limited offering of its stock in order to raise additional working capital to be used in the future.  In addition, management is expecting an increase in cash flows through anticipated increases in revenue.

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

PART II – OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities

During the three months ended June 30, 2004, the Company issued the following unregistered securities in transactions that were not registered under the Securities Act of 1933:

1.

On May 7, 2004 the Company issued a total of 221,000 shares of common stock to the following individuals and entities in exchange for consulting services rendered to the Company.  The consulting services consisted of assistance in connection with the offering and sale of the Company’s common stock in a private offering that was completed in March 2004, ongoing investor relations services, and consulting services in connection with the sale and installation of the Company’s products in poultry processing plants.  These issuances of securities have been in transactions exempt from registration under Section 4(2) of the Securities Act of 1933 and Rules 505 and 506 promulgated thereunder.

Name	Number of Shares
Temple Securities	108,500
Colin Nesbitt	500
Joseph Stapley	10,000
Kennedy Taylor	2,500
Suzanne Hendricks	5,000
John Largen	2,000
John Steiner	7,500
Integra Management	60,000
Terry Willis	25,000

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits.

31

Certification of Chief Executive Officer and Chief Financial Officer

32

Certification of Chief Executive Officer and Chief Financial Officer

(b)

Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on August 13, 2004.

ELECTRIC AQUAGENICS UNLIMITED, INC.

By:

/s/ Gaylord M. Karren

Gaylord M. Karren

Chief Executive Officer

Principal Executive Officer and

Principal Financial Officer