Form 10-Q
period 2004-11-09
ELECTRIC AQUAGENICS UNLIMITED INC
filed 2004-11-15
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

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

As of November 9, 2004, the Registrant had 6,783,924 shares of Common Stock, $0.0001 par value outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRIC AQUAGENICS UNLIMITED, INC.

BALANCE SHEET
SEPTEMBER 30, 2004
 (UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$ 1,762,127
Accounts receivable	75,000
Accounts receivable, related parties	160,135
Inventories	252,810

Total current assets	2,250,072

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $57,782	334,785

OTHER ASSETS
Investment, at fair value	274,993
Investments, at equity	464,069
Investment, at cost	300,000
Deposits	4,021

Total other assets	1,043,083

Total assets	$3,627,940

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$43,995
Notes payable, related parties	8,300
Current portion of long-term debt	42,830

Total current liabilities	95,125

LONG TERM DEBT, net of current portion	242,749

STOCKHOLDERS' EQUITY
Common stock, $.0001 par value;
Authorized shares - 50,000,000
Issued and outstanding shares - 6,052,655	605
Additional paid-in capital	8,774,751
Accumulated deficit	(5,485,290)
Total stockholders' equity	3,290,066

Total liabilities and stockholders' equity	$3,627,940

ELECTRIC AQUAGENICS UNLIMITED, INC.
STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
NET SALES	$150,420	$ ---	$325,420	$ 200,000
COST OF SALES	26,240	13,522	82,340	76,983
GROSS PROFIT	124,180	(13,522)	243,080	123,017

OPERATING EXPENSES
Advertising	---	27,472	---	34,500
Consulting and management
fees paid to stockholders
and affiliates	141,110	70,700	1,930,930	169,567
Depreciation	18,500	2,600	31,231	7,300
Other general & administrative	756,421	163,403	1,170,963	279,857
Rents	24,634	10,248	58,134	25,903
Research and development	28,358	70,408	300,508	103,253

Total operating expenses	969,023	344,831	3,491,766	620,380

LOSS FROM OPERATIONS	(844,843)	(358,353)	(3,248,686)	(497,363)

OTHER INCOME (EXPENSE)
Other income	39,962	---	43,730	---
Interest income	2,718	---	5,347	985
Interest expense, net	(50)	(19,628)	(83,932)	(54,252)

Total other income (expense)	42,630	(19,628)	(34,855)	(53,267)

LOSS BEFORE PROVISION
FOR INCOME TAXES	(802,213)	(377,981)	(3,283,541)	(550,630)

PROVISION FOR INCOME TAXES	---	---	---	---

NET LOSS	($802,213)	$ (377,981)	($3,283,541)	$ (550,630)

NET LOSS PER COMMON SHARE
-BASIC AND DILUTED	$ (0.13)	$ (0.12)	$ (0.60)	$ (0.18)

WEIGHTED AVERAGE OF
COMMON SHARES-BASIC
AND DILUTED	6,052,655	3,227,385	5,494,909	2,985,402

ELECTRIC AQUAGENICS UNLIMITED, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2004

	Common Stock	Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	deficit	Total

Balance, January 1, 2004	3,810,535	$ 381	$ 2,688,299	$ (2,201,749)	$ 486,931

Common stock issued for
cash, net of offering costs	1,000,000	100	1,699,900	---	1,700,000

Common stock issued for
conversion of notes payable	156,844	16	182,069	---	182,085

Common stock issued for
services	1,085,276	108	1,517,307	---	1,517,415

Common stock subscribed	---	---	2,687,176	---	2,687,176

Net loss/comprehensive loss	---	---	---

Balance, September 30, 2004	6,052,655	$605	$8,774,751	$5,485,290	$3,290,066

ELECTRIC AQUAGENICS UNLIMITED, INC.
STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)
	September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$	$ (550,630)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	31,231	7,300
Common stock issued for services	1,517,415	---
Changes in operating assets and liabilities
Accounts receivable	25,000	(82,107)
Accounts receivable, related parties	76,377	(69,791)
Inventories	(204,010)	76,983
Deposits	(4,021)	(23)
Accounts payable and accrued expenses	(112,645)	51,940

Net cash used in operating activities	(1,954,194)	(566,328)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(156,027)	(43,336)
Investments	(820,449)	---

Net cash used in investing activities	(976,476)	(43,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(83,700)	71,250
Principal payments on notes payable, related parties	(181,058)	(76,250)
Principal payments on long term debt	(22,796)	(3,081)
Proceeds from issuance of common stock	1,700,000	895,748
Proceeds from common stock subscribed	2,687,176	---

Net cash provided by financing activities	4,099,622	887,667

NET INCREASE IN CASH	1,168,952	278,003

CASH, beginning of period	593,175	29,432

CASH, end of period	$ 1,762,127	$ 307,435

ELECTRIC AQUAGENICS UNLIMITED, INC.
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE 1 - BASIS OF PRESENTATION

The financial statements as of September 30, 2004 and 2003 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In management's opinion all necessary adjustments, which consist primarily of normal recurring adjustments, have been made to the financial statements to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended December 31, 2003. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.

NOTE 2 - INVESTMENTS

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance-sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading, are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders' equity.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

The equity method of accounting is used when the Company has a 20% to 50% interest in other entities. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities. Non-marketable investments in which the Company has less than a 20% interest and in which it does not have the ability to exercise significant influence over the investor are initially recorded at cost, and periodically reviewed for impairment.

ELECTRIC AQUAGENICS UNLIMITED, INC.
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE 2 - INVESTMENTS (continued)

During the three months ended September 30, 2004, the Company purchased 28,190 shares of common stock of Zerorez Franchising Systems, Inc., an associated entity, ("Zerorez") for $56,380 in cash. The common stock was purchased pursuant to Zerorez' private placement offering at $2.00 per share. In addition, the Company received 109,307 shares of Zerorez' common stock in lieu of all outstanding receivable balances due to the Company. The Company also valued these shares at $2.00 per share, which was considered fair value by the Company and Zerorez at the time.

The Company signed an agreement in April 2004 to purchase up to a 40% interest in ByoCoat Strategies Corporation, Inc., a research and development entity, for $400,000. As of September 30, 2004, the Company has paid $266,500. Subsequent to September 30, 2004, the Company paid an additional $22,000.

The Company purchased a 2% interest in KesAir Technologies, LLC. for $300,000. KesAir Technologies, LLC is a manufacturing, research and development entity that will assist the Company in its distribution efforts to the grocery and poultry industries.

NOTE 3 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the nine months ended September 30, 2004 and 2003, the Company paid $76,323 and $23,188 in cash for interest, respectively.

For the nine months ended September 30, 2004, the Company had non-cash investing activities for the purchase of property and equipment and for investments in the amounts of $168,573 and $218,613, respectively. In addition during the same period, the Company had non-cash financing activities for the conversion of certain notes payable in the amount of $182,085.

ELECTRIC AQUAGENICS UNLIMITED, INC.
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE 4 - SUBSEQUENT EVENTS

In October 2004, the Company entered into a joint venture agreement with Aquagen, LLC. Per the agreement, the Company loaned our joint venture partner, Aquagen International, Inc., $125,000 for marketing and other expenses (the "Aquagen loan"). As of September 30, 2004, the Company had not paid any monies toward the Aquagen loan. Subsequently, the Company has paid $50,000 toward the Aquagen loan.

In October 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. ("Cornell"). This agreement provides for the Company to receive up to $10,000,000 in working capital funding in exchange for equivalent shares of the Company's common stock calculated at 98% of the lowest volume weighted average market price for the five (5) days preceding the requested funding, or "advance". The Company is limited to $280,000 per advance, including certain other covenants and restrictions of both the Company and Cornell. The agreement is to be effective for two (2) years.

Item 2. Management's Discussion and Analysis or Plan of Operation

We are in the business of developing, manufacturing and marketing equipment that use water electrolysis to create fluids that clean, disinfect, remediate, and hydrate. The fluids generated by our machines are environmentally safe and free from toxins and harmful residues associated with traditional chemical based disinfecting and cleaning agents. The electrolyzed fluids generated by our machines are intended to replace many of the traditional methods used in commercial, industrial and residential disinfecting and cleaning.

So far, most of our sales have been to an affiliated company (Zerorez Franchising Systems, Inc., referred to sometimes as "Zerorez"), that uses our machines to generate electrolyzed water that is used to clean and sanitize carpets and other living surfaces. Carpet and living surface care is one of the market channels presently pursued by the Company and Zerorez has benefited from our electrolysis technology. Zerorez is expanding rapidly to meet its market goal of establishing sixty (60) franchises by December 2005. We are continuing to make progress in our efforts to diversify into other critical areas, particularly in the poultry processing, consumer drinking water and grocery produce spraying. Our diversification efforts have now resulted in securing six of the eight market channels identified in our business plan. These initial six channels are the beginning of our products' applications for marketing and sales. Our focus within these six market channels is on those that will generate revenues in the shortest amount of time. Additional sales channels are available, but are still in their early stages, with negotiations underway with several potential strategic and joint venture partners.

Most recently, we have entered into six (6) joint venture and license agreements for distribution of our products and generators into specific markets: carpet and living surface cleaning, poultry processing, drinking water and commercial products, grocery produce spraying, mold remediation and oyster depuration. Joint venture agreements with potential beef and fish processing partners are in final stages.  We are contacted weekly by companies interested in implementing our technologies and products in various industries. We choose to concentrate on those industries within our six identified market channels in order to reach our corporate and fiscal objectives as quickly as possible.

One of our joint venture arrangements, Covenant Water Systems, LLC, a Georgia limited liability company of which the Company is a member, has resulted in the placement of our equipment in two poultry processing plants: Murray's Chicken, a poultry plant in South Fallsburg, New York and most recently with Amick Farms, Batesburg, South Carolina.  Although operations using electrolyzed fluid from our equipment in these plants are just beginning, reports on the efficacy of the fluid in killing common poultry pathogens have been encouraging.

As of September 2004, we have begun to generate revenues from Murray's Chicken, and chicken currently distributed by Murray's Chicken has been treated with our Empowered Water™. From Amick Farms, we have recognized installation charges during the third quarter 2004 and we expect to be fully operational and realize revenues from Amick Farms in the fourth quarter 2004. The success of these two facilities has been beneficial to Covenant Water Systems' marketing efforts. We are in the process of identifying facilities in which we can install our generators in 2005. The primary factors in this decision making process are: size of the facility; the number of chickens processed annually; current technologies in place at the facility; and the facility's ability to modify its processing system to integrate our generators to ensure that our Empowered Water™ is used properly with the greatest impact on the end product.

We also entered into a joint venture agreement with Aquagen International, Inc. to form Aquagen, LLC, a Nevada limited liability company, of which the Company is a member. We have formulated and manufactured, on a limited basis, a commercial drinking water for testing and limited distribution. Our water is called "Perfect Empowered Drinking Water." We are in the process of setting up a bottling facility at our corporate offices to manufacture and bottle the water. This water has unique properties, in that it undergoes reverse osmosis, is infused with Aquagen, (the world's premier stabilized oxygen product); and is then blended with a proprietary Himalayan salt (salt that is actually mined in the Himalayan mountains that is over 250 million years old) and other minerals. The end result is a water that tastes refreshing, has a stabilized oxygen supplement included and is imbued with healthy minerals. We previewed our water at the Natural Products trade show in Washington D.C. in October and it was very well accepted. We believe that construction on our bottling plant will be completed by the end of fourth quarter 2004. We intend to market and sell our water in the first quarter 2005.

We entered into a license agreement with Innovative Oyster Processing Systems, LLC, to market our equipment to the oyster processing industry. We also entered into a joint venture agreement with American Mold Guard to promote, distribute and sell American Mold Guard mold remediation products to the Zerorez franchisees and to promote and market our products to American Mold Guard's customers.

We entered into a joint venture arrangement with a Louisiana shrimp and oyster producer to provide equipment that will produce electrolyzed fluid to clean and sanitize oysters, and we are continuing to conduct tests with respect to the use of our products to clean and sanitize fish and other seafood products.  Our generators have been installed at the University of Georgia, Food Science Department to conduct the preliminary tests for oyster depuration.  These tests have been very successful in killing the vibrio organism in oysters.  A second generator will soon be installed at Oregon State University to complete the oyster protocols that will be used for market penetration.  We will work on further developing this marketing channel in 2005.

We recently granted an exclusive distributorship to KES Science & Technology, Inc. of Atlanta, Georgia to market our products into the grocery produce spraying market, childcare, dental and physician offices industries.

KES provides products and services to wholesale and retail grocery stores and cold storage warehouses and florists, both nationally and internationally.  Its products and services consist of post-harvest technologies for produce, meat and the floral industry that preserve and extend the life of products that have a limited shelf life.  An affiliate of KES known as KesAir Technologies, LLC, is currently introducing its AiroCide TM air pathogen removal technology into medical healthcare, childcare, mold remediation and other industries. KesAir's AiroCide TM technology complements our products for surface cleaning and disinfecting without toxicity.  The Company has invested $300,000 in KesAir Technologies, LLC, in exchange for a 2% ownership interest.

The Company recently invested capital to acquire a 40% ownership interest in ByoCoat Strategies Corporation, Inc., a company involved in developing products to control or eliminate Lysteria and biofilm in cooked and ready to eat (RTE) meats in exchange for a total cash payment of $400,000.  To date, $266,500 has been paid. Subsequent to September 30, 2004, 22,000 has been paid on this agreement with ByoCoat Strategies. The balance is being paid in $22,000 monthly installments.

Our operations are currently funded by a combination of revenues and capital funding.

Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Selected Financial Information
Nine months ended	Three Months ended
September 30,	September 30,
	2004	2003	2004	2003
Revenue, net	$325,420	200,000	150,420	---
Gross profit (loss)	243,080	123,017	124,180	(13,522)
Operating expenses	3,491,766	620,380	969,023	344,831
Other income (expense)	(34,855)	(53,267)	42,630	(19,628)
Net loss	(3,283,541)	(550,630)	(802,213)	(377,981)

	September 30, 2004 (unaudited)	December 31, 2003
Balance Sheet Data:
Cash and Cash Equivalents	$1,762,127	$593,175
Total Current Assets	2,250,072	978,487
Total Assets	3,627,940	1,019,903
Total Current Liabilities	95,125	399,016
Long Term Debt	242,749	133,956
Total stockholders' equity	3,290,066	486,931

Discussion

The Company's revenues for the nine months ended September 30, 2004 were $325,420, compared to $200,000 for the same period in 2003. This 63% increase in revenues was attributable to several factors, including the following. First, the majority of the Company's revenues were derived from sales of equipment to Zerorez franchisees and Zerorez has been more aggressive in pursuing new franchisees in the first nine months of 2004.

Second, the Company has been very active in its efforts to raise additional capital in order to allow it to accumulate sufficient working capital to actively pursue all of its business plans and objectives. While these financing efforts have been largely successful, they have required large time commitments from our management team. With additional working capital, we have been able to enter into several joint ventures, distributorship and other strategic relationships in which our products may be used, marketed and sold. During the third quarter of 2004 we successfully installed our electrolyzed oxidative water generators in two (2) poultry processing facilities in New York State and South Carolina. These are the first systems installed, and they have required a substantial amount of management's time and energies to complete the installations and ensure that our generators and equipment are operating correctly and efficiently.

Although revenues increased from September 30, 2003 to September 30, 2004 and the Company has been successful in attracting promising strategic relationships, the time and energies spent in that effort are non-revenue generating. This significant effort on the part of management has also diverted some of management's energy and attention from activities that might result in more immediate revenue generation.

During the third quarter 2004, the Company has continued to lay the groundwork for what it hopes will be a rapid growth phase in the near future. This groundwork includes the continued testing and analysis of the efficacy of the Company's products, development and refinement of the Company's business plan, and continued development of a network of business contacts that will, presumably, lead to future revenues. The Company also intends to maximize its strategic relationships and partnerships and market its products to achieve greater and more diverse sales in the fourth quarter 2004 and into 2005.

The Company's general and administrative expenses increased 418%, from $279,857 to $1,170,963 during the first nine months of 2004 as compared to the same period one year earlier. A portion of this increase is attributable to the Company's grant of common stock during the third quarter of 2004 to several individuals and entities as compensation for consulting and other services rendered to the Company. The increase in general and administrative expenses is also attributable to the additional costs that have been incurred in installing the Company's generators in the poultry processing plant in New York State and South Carolina, the hiring of several new employees, and the costs incurred in the Company's continuing capital raising activities and the Company's pursuit of joint ventures, distributorships and potentially profitable partnerships.

The Company's Research and Development expenses decreased from $70,408 during the third quarter of 2003 to $28,358 during the same period in 2004. This increase is attributable to a substantial increase in the Company's testing be the areas of poultry processing, mold remediation and oyster and seafood cleaning and processing. Some of the increase in research and development expenditures is also attributable to increased costs associated with the development of a higher capacity EO water generator that is needed to adequately service large poultry and beef processing plants.

Liquidity and Capital Resources

As of September 30, 2004, we had cash and cash equivalents of $1,762,127, compared to $1,789,001 at March 31, 2004, and compared to $ 801,807 at June 30, 2004. The Company has been successful in raising needed capital from investors, and that success has continued through the first nine (9) months of 2004. The increase in the Company's cash and cash equivalents during the first quarter of 2004 was largely attributable to the completion in the first quarter of 2004 of a private offering of the Company's common stock, in which the Company raised $1.7 million in capital. The decrease in cash and cash equivalents during the second quarter was largely attributable to the Company's increased expenses incurred in finding and negotiating appropriate strategic relationships, and the lack of revenues during the second quarter of 2004. The increase in the Company's cash and cash equivalents during the third quarter of 2004 was largely attributable to a private offering of the Company's private stock, in which the Company raised $2,687,176 through September 30, 2004. Subsequent to September 30, 2004, the Company raised an additional $51,900 through November 8, 2004 under this private offering.

The Company's current cash reserves should be sufficient to fund our continuing operations at their current level through at least the fourth quarter of 2004. Management recognizes that additional funding will be required to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding, and on September 30, 2004 had secured relationships with Spencer Clarke, LLC and Cornell Capital, LP to provide a $10.0 million line of credit.

Subsequent to September 30, 2004, the Company entered into Standby Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of its common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay 98% of the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners will retain a fee of 5% of each advance under the Standby Equity Distribution Agreement. In addition, we engaged Spencer Clarke, a registered broker-dealer, to act as placement agent and advise us in connection with the Standby Equity Distribution Agreement. For its services, Spencer Clarke, LLC received a fee of $10,000, payable by the issuance of 2,500 shares of Registrant's common stock. We will register 2,500,000 shares of common stock for the Standby Equity Distribution Agreement pursuant to a Registration Rights Agreement. Finally, in connection with the Standby Distribution Agreement, we entered into an Escrow Agreement with Cornell Capital as the investor and David Gonzalez, Esq., as the escrow agent to facilitate Cornell Capital's purchase of our commons stock under the Standby Distribution Agreement. In addition, management is expecting an increase in cash flows through anticipated increases in revenue.

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

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the company will be achieved.

Item 3. Controls and Procedures

Within the one hundred and eighty (180) day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

During the three months ended September 30, 2004, the Company issued the following unregistered securities in transactions that were not registered under the Securities Act of 1933:

1. In September 2004 the Company issued a total of 98,000 shares of common stock to the following individuals and entities in exchange for consulting and other services rendered to the Company. The consulting services consisted of assistance in connection with the offering and sale of the Company's common stock in a private offering that was completed in September 2004, ongoing investor relations services, and other consulting services. These issuances of securities have been in transactions exempt from registration under Section 4(2) of the Securities Act of 1933 and Rules 505 and 506 promulgated there under.

Name	Number of Shares
Integra Management	75,000
Roland Bingham Debbie Nelson Paul Ferandell	10,000 3.000 10,000

Item 6. Exhibits and Reports on Form 8-K

    Exhibits.

    31 Certification of Chief Executive Officer and Chief Financial Officer

    32 Certification of Chief Executive Officer and Chief Financial Officer

    Reports on Form 8-K and amendments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on November 11, 2004.

ELECTRIC AQUAGENICS UNLIMITED, INC.

By:	/s/ Gaylord M. Karren
Gaylord M. Karren
Chief Executive Officer
Principal Executive Officer and
Principal Financial Officer

(a.) Exhibits

Exhibit 31.1

CERTIFICATION

 I, Gaylord M. Karren, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Electric Aquagenics Unlimited, Inc. (the "Registrant");

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

  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, if applicable, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

  I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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
Date:	November 11, 2004

/s/ Gaylord M. Karren
__________________________________
Name:	Gaylord M. Karren
Title:	Chief Executive Officer
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Electric Aquagenics Unlimited, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gaylord M. Karren, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
DATE: November 11, 2004
/s/ Gaylord M. Karren___________
Gaylord M. Karren
Chief Executive Officer
Chief Financial Officer
Electric Aquagenics Unlimited, Inc.

(b.) Reports on Form 8-K amendments

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

Form 8-K/A

CURRENT REPORT

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

 Date of Report (Date of earliest event reported) October 28, 2004

____________________________________

ELECTRIC AQUAGENICS UNLIMITED, INC.

(Exact name of registrant as specified in charter)

_____________________________________________

Delaware	333-86830	87-0654478
(State of other jurisdiction of	(Commission	(I.R.S. Employer
incorporation or organization)	File Number)	Identification Number)

1464 W. 40 S. Suite 200
Lindon, Utah	84042
(Address of Principal Executive Office)	(Zip Code)

(801) 443-1031
 (Registrant's Executive Office Telephone Number)

ITEM 4. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

By this Form 8K/A, the Registrant amends ITEM 4 of its prior Form 8K, filed on October 30, 2004 and Form 8K/A, filed on November 2, 2004. The Registrant has appointed Hall & Company as the Registrant's independent accountants for the year ending December 31, 2004. Following discussions with Registrant's former independent accountants, Child, Sullivan & Company, and meetings with the Registrant's Executive Management and members of the Registrant's Board of Directors, Registrant dismissed Child, Sullivan & Company on October 28, 2004.

The audit reports issued by Child, Sullivan & Company with respect to the Registrant's financial statements for fiscal years ending December 31, 2003 and December 31, 2002, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for Child, Sullivan & Company's issuance of going concern opinions on the financial statements for the fiscal years ending December 31, 2003 and December 31, 2002. During Registrant's fiscal years ending December 31, 2003 and December 31, 2002 and from January 1, 2004 through October 28, 2004, when the relationship with Child, Sullivan & Company ended, there were no disagreements between the Registrant and Child, Sullivan & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Child, Sullivan & Company, would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

The change in accountants does not result from any dissatisfaction with the quality of professional services rendered by Child, Sullivan & Company, as the independent accountants of Registrant, nor does it result from any doubts in the quality of management or accounting records of the Registrant. A copy of Child, Sullivan & Company's letter confirming information contained in this Form 8K/A is attached as Exhibit 2.

ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS

EXHIBIT

2	Letter Confirming Information in Form 8K and 8K/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Current Report on Form 8-K to be signed on its behalf by the undersigned hereunto duly authorized.

                                           ELECTRIC AQUAGENICS UNLIMITED, INC.

Date: November 9, 2004	By: /S/Gaylord M. Karren.
Name: Gaylord M. Karren
Title: Chief Executive Officer

Exhibit 2

Child, Sullivan & Company

A Professional Corporation of CERTIFIED PUBLIC ACCOUNTANTS

1284 W. Flint Meadow Dr., Suite D, Kaysville, UT 84037 PHONE: (801) 927-1337 FAX: (801) 927-1344

November 9, 2004

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

We have read Item 4 of Form 8-K A dated November 8, 2004, of Electric Aquagenics Unlimited, Inc. and are in agreement with the statements contained therein.

Child, Sullivan & Company

Child, Sullivan & Company
Kaysville, Utah

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

 Form 8-K
CURRENT REPORT

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

 Date of Report (Date of earliest event reported) October 28, 2004

____________________________________

ELECTRIC AQUAGENICS UNLIMITED, INC.
 (Exact name of registrant as specified in charter)
 _____________________________________________

Delaware	333-86830	87-0654478
(State of other jurisdiction of	(Commission	(I.R.S. Employer
incorporation or organization)	File Number)	Identification Number)

1464 W. 40 S. Suite 200
Lindon, Utah	84042
(Address of Principal Executive Office)	(Zip Code)

(801) 443-1031
 (Registrant's Executive Office Telephone Number)

ITEM 4. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

The Registrant has appointed Hall & Company as the Registrant's independent accountants for the year ending December 31, 2004. Following discussions with Registrant's former independent accountants, Child & Company, and meetings with the Registrant's Executive Management and members of the Registrant's Board of Directors, the parties agreed to end their relationship.

The audit reports issued by Child & Company. with respect to the Registrant's financial statements for December 31, 2003 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for Child's, issuance of going concern opinions on the financial statements for the fiscal year ending December 31, 2003. From December 2003 through October 2004, when the relationship with Child & Company ended, there were no disagreements between the Registrant and Child & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Child & Company, would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

The change in accountants does not result from any dissatisfaction with the quality of professional services rendered by Child & Company, as the independent accountants of Registrant, nor does it result from any doubts in the quality of management or accounting records of the Registrant.

ITEM 5. OTHER EVENTS

Contract with Cornell Capital -- Press Release

On October 28, 2004, the Registrant issued a press release announcing that it entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. A copy of the Standby Distribution Agreement is attached as Exhibit 2. Pursuant to the Standby Equity Distribution Agreement, Registrant may, at its discretion, periodically sell to Cornell Capital Partners shares of its common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay 98% of the lowest closing bid price of Registrant's common stock on the Over-the-Counter Bulletin Board or other principal market on which Registrant's common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners will retain a fee of 5% of each advance under the Standby Equity Distribution Agreement. In addition, Registrant engaged Spencer Clarke, a registered broker-dealer, to act as placement agent and advise Registrant in connection with the Standby Equity Distribution Agreement. A copy of the Placement Agent Agreement is attached as Exhibit 3. For its services, Spencer Clarke, LLC received a fee of $10,000, payable by the issuance of 2,500 shares of Registrant's common stock. Registrant is registering an additional 2,500,000 shares of common stock for the Standby Equity Distribution Agreement pursuant to a Registration Rights Agreement. A copy of the Registration Rights Agreement is attached as Exhibit 4. Finally, in connection with the Standby Distribution Agreement, registrant entered into an Escrow Agreement with Cornell Capital as the investor and David Gonzalez, Esq., as the escrow agent to facilitate Cornell Capital's purchase of Registrant's commons stock under the Standby Distribution Agreement. A copy of the Escrow Agreement is attached as Exhibit 5.

ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS

EXHIBITS
2	Standby Distribution Agreement
3	Placement Agent Agreement
4	Registration Rights Agreement
5	Escrow Agreement
99.1	Press Release dated October 28, 2004

______

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Current Report on Form 8-K to be signed on its behalf by the undersigned hereunto duly authorized.

                                            ELECTRIC AQUAGENICS UNLIMITED, INC.

Date: October 28, 2004	By: /S/Gaylord M. Karren
Name: Gaylord M. Karren
Title: Chief Executive Officer