Form 10QSB/A
period 2004-09-30
ELECTRIC AQUAGENICS UNLIMITED INC
filed 2004-11-17
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

ELECTRIC AQUAGENICS UNLIMITED, INC.
STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
NET SALES	$150,420	$ ---	$325,420	$ 200,000
COST OF SALES	26,240	13,522	82,340	76,983
GROSS PROFIT	124,180	(13,522)	243,080	123,017

OPERATING EXPENSES
Advertising	---	27,472	---	34,500
Consulting and management
fees paid to stockholders
and affiliates	141,110	70,700	1,930,930	169,567
Depreciation	18,500	2,600	31,231	7,300
Other general & administrative	756,421	163,403	1,170,963	279,857
Rents	24,634	10,248	58,134	25,903
Research and development	28,358	70,408	300,508	103,253

Total operating expenses	969,023	344,831	3,491,766	620,380

LOSS FROM OPERATIONS	(844,843)	(358,353)	(3,248,686)	(497,363)

OTHER INCOME (EXPENSE)
Other income	39,962	---	43,730	---
Interest income	2,718	---	5,347	985
Interest expense, net	(50)	(19,628)	(83,932)	(54,252)

Total other income (expense)	42,630	(19,628)	(34,855)	(53,267)

LOSS BEFORE PROVISION
FOR INCOME TAXES	(802,213)	(377,981)	(3,283,541)	(550,630)

PROVISION FOR INCOME TAXES	---	---	---	---

NET LOSS	($802,213)	$ (377,981)	($3,283,541)	$ (550,630)

NET LOSS PER COMMON SHARE
-BASIC AND DILUTED	$ (0.13)	$ (0.12)	$ (0.60)	$ (0.18)

WEIGHTED AVERAGE OF
COMMON SHARES-BASIC
AND DILUTED	6,052,655	3,227,385	5,494,909	2,985,402

ELECTRIC AQUAGENICS UNLIMITED, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2004

	Common Stock	Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	deficit	Total

Balance, January 1, 2004	3,810,535	$ 381	$ 2,688,299	$ (2,201,749)	$ 486,931

Common stock issued for
cash, net of offering costs	1,000,000	100	1,699,900	---	1,700,000

Common stock issued for
conversion of notes payable	156,844	16	182,069	---	182,085

Common stock issued for
services	1,085,276	108	1,517,307	---	1,517,415

Common stock subscribed	---	---	2,687,176	---	2,687,176

Net loss/comprehensive loss	---	---	---	(3,283,541)	(3,283,541)

Balance, September 30, 2004	6,052,655	$605	$8,774,751	$5,485,290	$3,290,066

ELECTRIC AQUAGENICS UNLIMITED, INC.
STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)
	September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,283,541)	$ (550,630)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	31,231	7,300
Common stock issued for services	1,517,415	---
Changes in operating assets and liabilities
Accounts receivable	25,000	(82,107)
Accounts receivable, related parties	76,377	(69,791)
Inventories	(204,010)	76,983
Deposits	(4,021)	(23)
Accounts payable and accrued expenses	(112,645)	51,940

Net cash used in operating activities	(1,954,194)	(566,328)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(156,027)	(43,336)
Investments	(820,449)	---

Net cash used in investing activities	(976,476)	(43,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(83,700)	71,250
Principal payments on notes payable, related parties	(181,058)	(76,250)
Principal payments on long term debt	(22,796)	(3,081)
Proceeds from issuance of common stock	1,700,000	895,748
Proceeds from common stock subscribed	2,687,176	---

Net cash provided by financing activities	4,099,622	887,667

NET INCREASE IN CASH	1,168,952	278,003

CASH, beginning of period	593,175	29,432

CASH, end of period	$ 1,762,127	$ 307,435

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