Form 10KSB
period 2004-12-31
ELECTRIC AQUAGENICS UNLIMITED INC
filed 2005-04-15
CIK 1170816

THE UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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

Common Stock, $0.0001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [  ] Yes  [ X ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

Issuer’s revenues for its most recent fiscal year: $325,000.

Since the registrant does not presently have an active trading market, a market value of the voting stock held by non-affiliates cannot be determined.

As of April 14, 2005 the registrant had 8,008,373 shares of common stock, par value $0.0001, outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one):  [ ] Yes   [X] No

TABLE OF CONTENTS

Page

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

4

ITEM 2.

DESCRIPTION OF PROPERTY.

13

ITEM 3.

LEGAL PROCEEDINGS.

13

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

13

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

13

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

13

ITEM 7.

FINANCIAL STATEMENTS

17

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

17

ITEM 8A.

CONTROLS AND PROCEDURES.

18

ITEM 8B

OTHER INFORMATIION.

18

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

19

ITEM 10.

EXECUTIVE COMPENSATION.

21

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

22

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

24

ITEM 13.

EXHIBITS.

25

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

27

SIGNATURES.

29

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

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

We are in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create fluids that clean, disinfect, remediate, and hydrate; and developing, manufacturing and marketing consumer products that support a healthy lifestyle. The fluids generated by our machines are environmentally safe and free from toxins and harmful residues associated with chemical based disinfecting and cleaning agents. The electrolyzed fluids generated by our machines will replace many of the traditional products used in commercial, industrial and residential disinfecting and cleaning.

Our business operations are evolving beyond the manufacture and sale of electrolyzed water making machines to franchised carpet cleaning companies. Today we also focus on product and equipment to discover and test new uses for electrolyzed water in commercial and residential applications and obtaining governmental approval when required or prudent.  We seek patent protection, where feasible, for our new water electrolyzing machine designs, for commercial products and for applications of our electrolyzed fluids and supplements.  Our revenues in the past have been derived primarily from equipment sales. Our current plans include a required package of services for each industrial customer from which we will derive a number of revenue streams. These include equipment installation fees, metered by-the-gallon or per item charges and an ongoing service agreement. Our expansion plans include the development of strategic relationships within key industries that will hasten the growth of our market penetration within each market segment.

We currently fund our operations primarily from investor funding and some from equipment sales.

The majority of our historic equipment sales have been to an affiliated company (Zerorez Franchising Systems, Inc., referred to as “Zerorez”). Zerorez is a national carpet cleaning company that currently has 26 franchisees. Zerorez franchisees employ our machines to make electrolyzed water that is used to clean and sanitize carpets and other living surfaces.  Zerorez is expanding rapidly to meet its market penetration goal of selling forty five (45) new franchises by December 2005.

We are continuing to progress in our efforts to diversify into other high demand areas such as poultry processing, consumer products and grocery produce spraying systems. Our diversification efforts have allowed us to secure a foothold in six of the eight market channels identified in our business plan.  We are focused on these six market channels as they appear to offer the greatest opportunity for accelerated revenue growth. We are currently generating revenues in carpet cleaning, poultry processing, consumer products, including bottled drinking water. Additional marketing and sales channel opportunities are still in their early stages of development.

Products

Electrolyzed Fluids and Generators

One of our sales and marketing directives is to convert the electrolyzed fluid flow produced by our on-site generators at commercial food processing facilities, into a consistent and predictable source of revenue. The electrolyzed sanitizing fluids can be metered and each client company will pay for our fluid on a per gallon basis, or at a rate based on the number of items, (e.g., animal carcasses) processed in a given period. In addition each customer will be required to pay for an ongoing service and maintenance contract. We have successfully placed generators at several commercial manufacturing facilities, for in-plant beta testing and have other formal arrangements to expand this process as a necessary step to achieving revenues. We expect revenue levels to increase now that successful tests in various markets have been, and are being, completed.

Currently, revenue is generated primarily from the selling or leasing of water electrolyzing machines, which we refer to as generators. We maintain an inventory of approximately one to two-dozen generators ready for resale or lease.

We have recently developed a new model water-electrolyzing generator that we assemble with components supplied by third parties.  We intend to expand the sale, lease or placement of these machines in manufacturing facilities in the coming twelve months. These new generators produce higher levels of HOCl and a stabilized acid water unavailable before. Higher volume generators are in the design stage and are expected to be available within the next 6 months. There are seven generator models currently produced, within the following categories:

•

Commercial Generators.  We generally sell our commercial generators, or place them on-site and receive payments based on the amount of fluids produced or the volume of items treated with the fluids.  Some units are sold to Zerorez Franchising Systems, Inc. and/or its franchisees.  We warrant each commercial generator for repair and parts replacement for a period of three years. The various models range in price from $12,000 to over $300,000.

•

Residential Generators.  We have the capacity to manufacture residential generators that produce both alkaline water and acidic water.  These fluids can be used, respectively, for cleaning and disinfecting in a home or office environment. The price range of the residential generators is from $600 to $2,000. To date, we have not manufactured a residential generator for resale, but intend to complete further research and development and determine the viability of entering this market.

Electrolyzed water can be made in varying strengths and with specific properties.  We have, for example, created products by testing the cleaning and sanitizing effects of electrolyzed water by varying ORP, pH levels and ppm of HOCl.  We are able to customize our generators to produce electrolyzed water that may kill a specific microorganism, for example. Our current fluid formulas and their disinfectant and cleaning applications are as follows:

•

Primacide A is a disinfecting and sanitizing fluid that kills bacteria, yeast, molds and viruses, including e-coli, salmonella, staphylococcus, streptococcus, lysteria, camphlyobacter, vibrio vulnificus, and hundreds of other organisms.  It is highly oxidative and acidic due to its pH of 2.4 and positive 1150 milivolt ORP and HOCl of 10 to 150 ppm.  Primacide A can be applied to a wide variety of surfaces.  Hands sprayed with Primacide A and then wiped with a micro fiber cloth were found to have less residual bacteria and other microbes than hands cleaned using 62% alcohol.  Tests performed by the University of Georgia, Food Science and Poultry Science Departments, indicate that Primacide A can be used to sanitize and wash meat carcasses, strawberries, lettuce, cabbage, carrots and other vegetables. Although we have not applied for governmental approvals for using Primacide A in a medial of heath care environment, Primacide A can effectively clean surfaces such as floors in hospital operating rooms, bench tops, treatment tables, cutting boards and other surfaces. We have now received a patent for using Primacide B in carpet cleaning and using Primacide A in sanitizing eggs.  Several more applications for use of our fluids in various applications have also been submitted under utility processes and applications.

•

Primacide B is an alkaline based cleaner.  Primacide B is created in the electrolysis process with a sodium hydroxide ion as the active ingredient.  It saponifies surfaces of oils, fats and other lipids, but has no surfactant base and therefore leaves no residue when used to clean surfaces.  It has a pH of 11.0 to 11.5, which is very alkaline.  Its alkaline nature and its negative 860-milivolt ORP result in a product that is effective in cutting oil and grease and as a pre-spray on beef and poultry carcasses.  Primacide B is primarily a cleaner with some bacteria killing properties, but is significantly slower and less effective as a bacteria killer than Primacide A.  We have submitted a provisional patent application to the United States Patent and Trademark Office to Primacide B for all uses. We recently applied to the U.S. Patent and Trademark Office for a utility patent relating to Primacide A and Primacide B as a cleaner and sanitizer of all hard surfaces.

•

Primacide C is a disinfecting and sanitizing fluid similar to Primacide A, but with the pH elevated to the 5.5 range  This change in pH stabilizes the fluid so that it has a longer shelf life and is not as corrosive as Primacide A.  The process to create this stabilized electrolyzed oxidative water was developed by Dr. Yen Con Hung at the University of Georgia.  This process has been submitted to the U.S. Patent and Trademark Office and the application is currently pending.  We hold an exclusive, worldwide license for this patent pending technology from the University of Georgia for the life of the patent.  This fluid can be created in a variety of strengths depending on the application requirements.  The range of concentrations of HOCl (the active ingredient) is from 10 ppm to 120 ppm.  It is currently being tested as a spray on produce in grocery stores.  Its longer shelf life will enable us to create disinfecting products for the consumer market.

We intend to develop further products for use in commercial cleaning and sanitizing by varying ORP and pH levels and HOCl content.  The products will primarily be sold via leased machines, joint ventures, distributorships or metering systems. We intend to create products that can be used in the commercial storage, processing and shipping of fruits, vegetables and meat, as well as in consumer health and beauty products such as body care, health care, day care and mold control; however, we have not commenced development of all of these products, and may never commence their development.  Substantial additional capital and some regulatory approval will be needed for us to effectively sell these products even if they are developed. Failure to secure sufficient funding and receive regulatory approval for these products will hinder our ability to bring them to market and would have a negative impact on our business.

Aquagen Products and Other Commercial Products

We currently market other products for personal use and for commercial and residential applications. We sell the Aquagen® oxygen supplement and wellness products in the health food and nutraceutical markets. We maintain a significant inventory of the Aquagen® products. We have constructed a water bottling facility at the site of our corporate offices to produce Perfect Empowered Drinking Water™, a commercial drinking water. We intend to market the Aquagen® products in new market channels and to develop other personal use products, such as skin care products, periodontal products and a hand sanitizer product. We also intend to develop and market commercial and residential cleaning products, such as a bottled surface cleaning product

•

EAU’s subsidiary, Aquagen International, manufactures and markets products that include, our oxygen supplement products: Aquagen®, Maximum Strength, Aquagen®, Revitalized and Aquagen®, Essential; OxyTime+®, a pre sports energy drink; and Oxytime®, a colon detox product.

•

Perfect Empowered Drinking Water™ - EAU has combined the technologies of Aquagen® with its own purified, remineralized, ionized and micro-structured water to create Perfect Empowered Drinking Water™ (“Perfect Water”). EAU’s research has shown that Perfect Water increases hydration, energy and alertness. These benefits enhance the immune system, reduce acidity levels (pH 9.0), and oxygenate the body like no other water available.  The high quality of the Company’s water has attracted the interest of several major fitness chains, an international MLM organization, and health and grocery stores.  EAU expects to gain significant market share in the $8.3 billion dollar retail bottled water market from the launch of Perfect Empowered Drinking Water™ early in the 2nd Quarter of 2005.

•

Germ Free 60 is an FDA approved non-toxic hand sanitizer that kills all forms of bacteria on contact. The technology is owned by Coating Systems Laboratories, of Chandler, Arizona. We expect to sign an exclusive agreement to sell and market the Germ Free 60 product by February 2005.

We intend to develop other personal care products for personal, commercial and residential uses through further research and testing into the cleaning and sanitizing characteristics of electrolyzed water and Aquagen®. These products will be marketed and sold through typical retail distribution channels. However, we have not commenced development of all of these products, and may never commence development.  Substantial additional capital and some regulatory approval will be needed for us to effectively sell these products even if they are developed. Failure to secure sufficient funding and receive regulatory approval for these products will hinder our ability to bring them to market and would have a negative impact on our business.

Marketing & Sales

We intend to produce future revenue by pursuing the sale or lease of generators within the commercial cleaning and sanitizing markets described above, namely, professional carpet cleaning, poultry industry, beef industry, home carpet and floor cleaning, food packaging and disaster cleanup and mold remediation, citrus, fish, oysters, and produce industries.  We also intend to roll out commercial products, including our Perfect Empowered Drinking Water, the Aquagen products, residential cleaning products, periodontal products and a line of skin care products in the next twenty-four (24) months.

In the foreseeable future, we expect to rely on our employees to market our products. Currently, four individuals are involved in marketing efforts, three are involved in R & D, design and assembly, three work in the accounting function.  We have two employees that manage our public relations. The majority of our public relation functions are outsourced. Manufacturing of the Generators is, and will be, out-sourced to multiple entities in the United States and abroad. We manufacture our Aquagen® products and Perfect Water at our facilities in Lindon, Utah. Our OxyTime+ product is manufactured at Wasatch Laboratories in Salt Lake City, Utah. We intend to hire others to assist these efforts in the coming months.

Markets

The cleaning and sanitation market is characterized by diverse products and multiple developing product enhancements, evolving industry standards and frequent new product introductions, and if we fail to enhance our existing products, develop new and more technologically advanced products and successfully market these products, our operations will suffer. We believe that our future success will depend, in part, on our continued ability to enhance our current products and to introduce new products and features to meet changing customer requirements and evolving industry standards.  Our present products are based on the application of electrolyzed water to kill bacteria, viruses and fungus and to clean the living environment without the use of toxic chemicals and on the efficacy of Aquagen as a stabilized oxygen supplement for use in certain products.

The use of electrolyzed water to kill bacteria, viruses and fungus in agricultural, meat in commercial applications and its cleaning and sanitizing applications in consumer products is a relatively new and evolving market.  Our future growth will depend in large part upon our ability to predict and respond to the sales and marketing cycles inherent in these markets.  Because we are still in the early stages of the development of the electrolyzed water as a sanitizer, the demand for, and market acceptance of, our products, is subject to a high degree of uncertainty.  If market growth rates do not meet our expectations, or if we are unsuccessful in identifying and penetrating those segments, our business may suffer.

Channel Markets and Joint Venture Relationships

In 2004, we retained several joint venture relationships to assist us in product development and market introduction within the six market channels previously identified. We initially intend to focus our product development and marketing on the following market areas:

•

Professional Carpet Cleaning.  The market for professional carpet care is large.  In March, 2001, we entered into a five-year exclusive agreement with Zerorez Franchising Systems, Inc. (formerly H20 AquaCare Franchising Systems, Inc.) (“AquaCare”), which provides that Zerorez franchisees will purchase our generators to produce Primacide B for use in their carpet cleaning businesses.  The franchisees are required to use only our generators during the five-year term of the agreement or any renewals of the agreement.  Zerorez is a developmental stage company and is currently selling franchises with growing success.  There are currently 26 operating franchises domestically.  Zerorez has entered into a contract to purchase a large number of generators.  In 2004 we sold 13 generators to Zerorez.

•

Poultry Industry.  In March, 2001, under the direction of Dr. Scott Russell of the Department of Poultry Science, University of Georgia, tests relative to the effectiveness of Primacide A in the cleaning and sanitizing chicken carcasses were completed.  These tests showed a 6-log pathogen reduction (1,000,000 count down to 1) in the chiller process.  In-line reprocessing tests are now being conducted for FSIS approval. In 2004 we installed generators in Murray’s Chicken to clean and sanitize its plants. In September 2004, we booked our first revenues from Murray’s Chicken. Chicken currently distributed by Murray’s has been treated with our Empowered Water28™. We have also successfully completed beta tests at Amick Farms, Batesburg South Carolina.  We are in the process of identifying facilities in which we can install our generators in 2005. The primary factors in this process are: size of the facility, the number of chickens processed annually, current technologies in place at the facility and the facility’s ability to adapt its processing system to integrate with our generators in a manner that will ensure maximum effectiveness. 32

•

Mold Remediation.  This is a large industry that consists of home and commercial cleanup and reconstruction following disasters such as floods or fires. Aquasafe  Enviro Recovery, Inc. (“AER”) is in the disaster cleanup and reconstruction business.  AER uses our generators in its Utah and Texas offices.  It has licensed the technology for use in the mold remediation industry and will sub license the technology to a national restoration services market.  We also entered into a joint venture agreement with American Mold Guard to promote, distribute and sell American Mold Guard mold remediation products to the Zerorez franchisees and to promote and market our products to American Mold Guard~~'~~s customers. Management believes that our joint venture agreement with American Mold Guard will lead to a greater use of our products in the mold remediation industry.

•

Oysters.  We intend to explore applications for Primacide A as a sanitizer in seafood processing plants.  Oyster tests are now being conducted through the University of Georgia, Oregon State University and LSU.  In addition, we are being advised by Dr. Yen-Con Hung, Professor of Food Engineering at the University of Georgia concerning a wide range of other applications, such as vegetable washing and surface sanitization, in the food packing industry.  Dr. Hung is a recognized researcher in these areas.

•

Grocery Store Meat Departments. We recently granted an exclusive distributorship to KES Science & Technology, Inc. of Atlanta, Georgia (“KES”) to add Primacide C to its current produce spraying systems now in place in over 115,000 grocery stores. KES will  market our products into the grocery produce spraying, childcare, dental and physician offices markets.  Using our electrolyzed fluids, processing machinery and floor surfaces can be cleaned and sanitized without the use of toxic chemicals. KES provides products and services to wholesale and retail grocery stores and cold storage warehouses and florists, both nationally and internationally.  Its products and services consist of post-harvest technologies for produce, meat and the floral industry to preserve and extend shelf life.

•

Air Sanitation. An affiliate of KES known as KesAir Technologies, LLC, is currently introducing its AiroCide TM air pathogen removal technology into medical healthcare, childcare, mold remediation and other industries. KesAir~~'~~s AiroCide TM technology complements our products for surface cleaning and disinfecting without toxicity.  EAU has invested $300,000 in KesAir Technologies, LLC, in exchange for a 2% ownership interest and distribution rights.

•

Fish.  Tests are being conducted by a group of scientists from New Zealand on tuna and other deep-sea fish.  Discussions are underway with a Cook Island based company to market our products into the fish processing industry to increase the rate of successful delivery of decontaminated fish to world markets. Currently, a large percentage of the TAC (Total Allowable Catch) is lost because of inadequate processes and systems to reduce seafood contamination. We entered into a joint venture arrangement with a Louisiana shrimp and oyster producer to provide equipment that will produce electrolyzed fluid to clean and sanitize oysters, and we are continuing to conduct tests with respect to the use of our products to clean and sanitize fish and other seafood products.  Our generators have been installed at the University of Georgia, Food Science Department to conduct the preliminary tests for oyster depuration.  These tests have been very successful in killing the vibrio organism in oysters.  A second generator will soon be installed at Oregon State University to complete the oyster protocols that will be used for market operations.  We will work on further developing this marketing channel in 2005.

•

Commercial Products. We intend to market and distribute our Perfect Empowered Drinking Water™ to retail locations worldwide. We expect to roll out the drinking water in 2005. We also intend to develop and formulate other commercial products, such as baby wipes, commercial cleaning products, periodontal products and an all-purpose surface cleaning product. Also, in conjunction with Aquagen, we intend to sell its oxygen supplement products domestically and internationally to its current markets and to open up new markets in 2005. Aquagen currently markets and sells its products in the United States, Mexico, Russia, Europe, Asia, Australia, Scandinavia and Africa.

In the future we intend to develop electrolyzed water products with a variety of new industrial, consumer and medical applications.  In addition, substantial additional capital and medical regulatory approval will be needed for us to effectively create, manufacture and sell such products.

Manufacturing and Sources of Supply

We intend to outsource the majority of electrolyzed water generator manufacturing and assembly to third parties.  In the past, outsourcing generator manufacturing and assembly has enabled us to benefit from the production capabilities of others without the capital cost to us.  We are in discussions with a major West Coast generator manufacturer to be our exclusive contract manufacturer here in the US. We have no assurance that we can find alternative manufacturers in the event we cannot negotiate reasonable terms with our present manufacturers. Failure to find manufacturers to build our generators would have a negative impact on our business.

We manufacture and bottle our Perfect Empowered Drinking Water in house. As demand increases we will either add to our bottling capacity or out source manufacturing and distribution.

We also manufacture and bottle other Aquagen® products in-house. We intend to out source the bottling of the Aquagen® oxygen supplement products in the future. Wasatch Laboratories currently manufactures our OxyTime+, pre sports drink product and Propac Laboratories manufactures our Oxyzone, colon detox product.

Distribution

Currently, we coordinate the distribution of goods from our corporate offices.  In the past, we have taken custody of generators after their manufacture by subcontractors and distributed them directly from our headquarters.  However, in the future, as generator sales volume increases and our electrolyzed fluid product lines are launched, we intend to use a network of resellers, consisting primarily of our employees and also third party distributors and joint venture partners with established distribution channels to assist with the marketing of our products.

Competition

There is significant well-established competition in the market for disinfecting, sanitizing, and surface cleaning products. Many of our competitors are extremely large, financially healthy companies, have substantial market share and name recognition, and easy access to marketing outlets and capital markets.  Many of these companies are able to frequently update and expand products and introduce new products, and diversify product offerings.  These competitors other companies with substantially greater financial, creative and marketing resources, and proven histories, may decide to enter and compete in our target markets, which could adversely affect our operations.

We believe our products are unique due to their effectiveness, price, and environmentally safe non-toxic character.  Because of our unique products and potential marketing outlets there is a good possibility that we will be able to initially capture a portion of this niche market for environmentally safe and non-toxic cleaning products.  However, other companies with substantially greater financial, creative, and marketing resources, and proven histories, may enter into and effectively compete in this market.

Although there are other oxygen supplement products in the market, we believe that our Aquagen® products are unique and that there is no dominant company in this space. There is, however, significant competition in the bottled drinking water market. Many of our competitors are large, financially healthy companies, with substantial market share and name recognition, and easy access to marketing outlets and capital markets.  Many of these companies are able to frequently update and expand products and introduce new products, and diversify product offerings.  These competitors may decide to enter and compete in our target markets, which could adversely affect our operations.

Governmental Regulation

Because our products have applications related to food and personal care, current governmental regulations may impact our new products.  We frequently will be required to get approval or favorable designations from governmental agencies, such as the United States Food & Drug Administration, USDA, EPA etc. in order to bring new products to market.  We believe that our current applications for electrolyzed water products are subject to sections of the United States Code of Federal Regulations that contain the regulations created by the U.S. Food & Drug Administration.  We have received approval of our products from the FDA, USDA and the EPA. Additional toxicity tests have been performed by commercial laboratories such as NAMSA.  No toxicity has been found in the products at the levels we offer.  Further approvals will be required when we introduce our products into the medical and certain health care markets.  These approvals can be costly and time consuming.  We will approach each sector based on market demand and capital availability.

The active ingredient in our electrolyzed fluids, Primacide A and C, is hypochlorus acid.  Hypochlorus acid when combined with the oxidation-reduction potential of a positive 1,160 plus millivolts makes Primacide A and C effective disinfectants.   We have established, through the FDA, that our particular method of creating HOCl by electrolysis is generally recognized as safe.

We have submitted a request to the Environmental Protection Agency to register our commercial fluid generator as a pesticide device.  The Environmental Protection Agency concluded that our generators do not require registration except when used as a direct food additive or contact substance on fruits and vegetables. We are in the process of registering with the EPA for this use.

Research and Development

The goal of our research and development activities is to continue to seek environmentally safe products for our customers that address the limitations and dangers caused by chemical sanitizers.  Our efforts are also focused on researching and testing the cleaning and sanitizing characteristics of electrolyzed water with varying electrical charges and pH levels.  Our research focuses on the ability and range of efficacy of our electrolyzed water to kill specific microorganisms.  We are attempting to develop new technologies, applications and products that will:

•

Generate electrolyzed water that has a slower oxidation rate;

•

Sanitize agricultural products;

•

Enhance current products for further use in carpet cleaning;

•

Sanitize and disinfect hard and soft surfaces;

•

Provide superior personal care;

•

Create more effective and easier to use home surface sanitation products; and

•

Develop new products that benefit from our Empowered Water® and Aquagen® technologies.

•

Provide a superior drinking and commercial-use water product.

Our research and development expenditures totaled $405,397 in 2004, $206,500 in 2003, and $162,251 in 2002.

Trademarks

The names “Primacide,” “Aquagen,” “OxyTime” and “Oxyzone” are registered with the U.S. Patent and Trademark Office.  The names “Primacide A,”  “Primacide B,” “Primacide C,”  “EAU,” and “Electric Aquagenics Unlimited” are also our trademarks. Additionally, the term “Empowered Water” and “Empowering Water” and “Perfect Empowered Drinking Water,” have also been or are in the process of being registered and trade marked.

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

Customers

Historically, a substantial portion of our revenue has come from large purchases by a small number of customers.  If we lose one or more of our key customers or experience a delay or cancellation of a significant order or a decrease in the level of purchases from any of our key customers, our net revenues could decline and our operating results and business could be harmed. During the twelve months that ended December 31, 2004, fewer than 11 customers accounted for all of our net revenues.

Employees

We currently have 30 full-time employees, 3 part-time employee and 3 consultants.  As our business grows, we anticipate that we will need to employ additional salaried clerical staff and sales personnel.

ITEM 2.

DESCRIPTION OF PROPERTY

Our corporate headquarters are located in leased office space at 1464 W. 40 S. Suite #200 Lindon, Utah 84042.  We have a satellite office for Investor Relations and Public Relations at 1 West Street, Suite #100, New York, NY 10004. Current offices are adequate for present needs. Office space is leased and will be increased, as we deem necessary.  We believe that it will not be difficult to find additional or alternative office space if necessary in the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS

We are not a party to any material legal proceeding.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is presently listed on the OTC Bulletin Board public trading market.  We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Other than those sales that have been previously reported, there were no sales of unregistered securities for the period ended December 31, 2004.  The registrant has not purchased any of its securities for the period ended December 31, 2004.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are in the business of developing, manufacturing and marketing equipment and machinery that use water electrolysis to create fluids that clean, disinfect, remediate, and hydrate. The fluids generated by our machines are environmentally safe and free from toxins and harmful residues associated with traditional chemical based disinfecting and cleaning agents. The electrolyzed fluids generated by our machines are intended to replace many of the traditional methods used in commercial, industrial and residential disinfecting and cleaning.

So far, most of our sales have been to franchisees of Zerorez, a carpet cleaning franchisor with which we are affiliated.  We are diversifying into other critical areas, particularly in the poultry processing, consumer products, consumer drinking water and grocery produce spraying. Our diversification efforts have now resulted in securing six of the eight market channels identified in our business plan. These initial six channels are the beginning of our products~~'~~64’65 applications for marketing and sales. Our focus within these six market channels is on those that will generate revenues in the shortest amount of time. Additional sales channels are available, but are still in their early stages, with negotiations underway with several potential strategic and joint venture partners.

One of our joint venture arrangements, Covenant Water Systems, LLC, a Georgia limited liability company of which the Company is a member. Our Poultry Processing efforts have resulted in the placement of our equipment in one poultry processing plants: Murray~~'~~s Chicken, a poultry plant in South Fallsburg, New York. Although operations using electrolyzed fluid from our equipment in this plant are just beginning, reports on the efficacy of the fluid in killing common poultry pathogens have been encouraging. We intend to alter our relationship with Covenant in 2005 by canceling the joint venture relationship and bringing poultry sales in house.

We also entered into a joint venture agreement with Aquagen International, Inc. to form Aquagen, LLC, a Nevada limited liability company, of which the Company is a member. On or about December 31, 2004,  the Company and Aquagen agreed to merge the two companies in a transaction that will involve the issuance of 321,049 shares of our common stock.

We entered into a license agreement with Innovative Oyster Processing Systems, LLC, to market our equipment to the oyster processing industry. We also entered into a joint venture agreement with American Mold Guard to promote, distribute and sell American Mold Guard mold remediation products to the Zerorez franchisees and to promote and market our products to American Mold Guard’s customers.

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

KES provides products and services to wholesale and retail grocery stores and cold storage warehouses and florists, both nationally and internationally.  Its products and services consist of post-harvest technologies for produce, meat and the floral industry that preserve and extend the life of products that have a limited shelf life.  An affiliate of KES known as KesAir Technologies, LLC, is currently introducing its AiroCide TM air pathogen removal technology into medical healthcare, childcare, mold remediation and other industries. KesAir~~'~~s AiroCide TM technology complements our products for surface cleaning and disinfecting without toxicity.  The Company has invested $300,000 in KesAir Technologies, LLC, in exchange for a 2% ownership interest.

The Company recently invested capital to acquire a 40% ownership interest in ByoCoat Strategies Corporation, Inc., a company involved in developing products to control or eliminate Lysteria and biofilm in cooked and ready to eat (RTE) meats in exchange for a total cash payment of $400,000.  To date, $288,500 has been paid. The balance is being paid in $22,000 monthly installments.

Our operations are currently funded by a combination of capital funding and revenues.

Results Of Operations

Net revenues for the year ended December 31, 2004 increased by $100,000, or 44%, to $325,000, compared to revenues of $225,000 for the year ended December 31, 2003.  The increase in revenues was due to an increase in sales of generators to carpet cleaning franchisees of Zerorez Franchising Systems, Inc., an affiliate of the Company.  Zerorez began selling carpet cleaning franchises in earnest toward the end of 2003.  Each Zerorez franchisee is required to purchase at least one of the Company’s generators.  It is anticipated that franchise sales will continue to increase and that our revenue from sales of generators to Zerorez franchisees will likewise continue to increase.

Our cost of sales decreased by $36,183, to $78,600, for the year ended December 31, 2004.  This is a 46% decrease over the $114,783 cost of sales during the year ended December 31, 2003.  As a percentage of revenues, the cost of sales decreased from 51% of revenue during the year 2003 to 24% of revenue during the year 2004.  The decrease in cost of sales is attributable to the re-allocation of true inventory costs related to the Primacide generators in 2004 against inventory representing older models that have been technologically superseded or models that have been used as demo’s requiring repair.  It is believed that cost of sales will decline as we develop more organized and cost effective manufacturing processes and procedures.

We continued to increase our research and development expenditures during 2004.  Our research and development expenses for the year ended December 31, 2004 were $405,397, an increase of $198,897, or 96%, over the expenses of $206,500 for the year ended December 31, 2003.  The increase in research and development expenditures reflects our continued emphasis in developing, designing and testing new products.  We expect that our research and development expenses will continue to increase for the indefinite future as we continue to develop larger and more industry specific products.

During the year ended December 31, 2004 the Company expended $1,819,165 in management, legal and consulting fees paid to affiliates or shareholders.  This was an increase of $1,572,108, or 636%, from the $247,057 spent in 2003.  This increase is primarily due to the issuance of 1,085,276 shares of common stock for services rendered to the Company’s management.  The Company recorded these issuances at fair value at the date of issuance in accordance with generally accepted accounting principles.  While these charges are required to be expensed, the Company paid no cash related to them.  Cash paid to management for services was $342,500.

Our other general and administrative costs totaled $1,289,519 during the year ended December 31, 2004, as compared to $419,372 for the year ended December 31, 2003.  This 207% increase is a result of increased travel and related expenses associated with the company’s growth strategy, increased costs associated with the development of new products in new industries, increased legal and professional fees, and added employees.

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

Although revenues increased from December 31, 2003 to December 31, 2004 and the Company has been successful in attracting promising strategic relationships, the time and energies spent in that effort are non-revenue generating. This significant effort on the part of management has also diverted some of management's energy and attention from activities that might result in more immediate revenue generation.

During 2004, the Company has continued to lay the groundwork for what it hopes will be a rapid growth phase in the near future. This groundwork includes the continued testing and analysis of the efficacy of the Company's products, development and refinement of the Company's business plan, and continued development of a network of business contacts that will, presumably, lead to future revenues. The Company also intends to maximize its strategic relationships and partnerships and market its products to achieve greater and more diverse sales in 2005.

Our net loss for the year ended December 31, 2004 was $3,961,195, which is $3,090,101 more than the $871,094 net loss for the fiscal year ended December 31, 2003.  This increase of 355% in the net loss is attributable to many factors, including the non-cash charge of $1,517,415 related to the issuance of shares of common stock for services, the Company’s continued design and development of new products, general expansion necessary to promote and market its products, and the active pursuit of joint ventures, acquisitions and other business opportunities.

Liquidity And Capital Resources

At December 31, 2004, we had cash and cash equivalents of $382,889, a decrease of $210,286 over the $593,175 cash on hand at December 31, 2003.  We have had continuing operating losses of $3,961,195 through the year ended December 31, 2004, $871,094 through the year ended December 31, 2003, in addition to a net loss of $673,925 for the year ended December 31, 2002.  During the year 2004, we successfully raised approximately $4,000,000 through registered private offerings of 2,250,000 shares of our common stock.  The increase in the Company's cash and cash equivalents during the first quarter of 2004 was largely attributable to the completion in the first quarter of 2004 of a private offering of the Company's common stock, in which the Company raised $1.7 million in capital. The decrease in cash and cash equivalents during the second quarter was largely attributable to the Company's increased expenses incurred in finding and negotiating appropriate strategic relationships, and the lack of revenues during the second quarter of 2004. The increase in the Company's cash and cash equivalents during the third quarter of 2004 was largely attributable to a private offering of the Company's private stock, in which the Company raised $2,687,176 through September 30, 2004. The Company raised an additional $250,000 through December 31, 2004 under this private offering.

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

In October, 2004, the Company entered into a Standby Equity Distribution Agreement with a third party pursuant to a Standby Equity Distribution Agreement.  Under that arrangement, the Company could, at its discretion, periodically sell to the third party shares of its common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, the third party would pay 98% of the lowest closing bid price of our common stock for the 5 days immediately following the notice date. In addition, we engaged a registered broker-dealer, to act as placement agent and advise us in connection with the Standby Equity Distribution Agreement. For its services, the broker-dealer received a fee of $10,000, payable by the issuance of 2,500 shares of our common stock.

In February, 2005, the Company determined that it would not draw down any equity on the Standby Equity Distribution Agreement and we therefore cancelled the Agreement.

ITEM 7.

FINANCIAL STATEMENTS

Our consolidated financial statements and the independent auditors' report are attached to this Report and are incorporated into this Item 7 by reference.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 28, 2004, Child Sullivan & Company was dismissed as our independent public accounting firm.

The audit reports issued by Child, Sullivan & Company with respect to the Registrant’s financial statements for fiscal years ending December 31, 2003 and December 31, 2002, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for Child, Sullivan & Company’s issuance of going concern opinions on the financial statements for the fiscal years ending December 31, 2003 and December 31, 2002. During Registrant’s fiscal years ending December 31, 2003 and December 31, 2002 and from January 1, 2004 through October 28, 2004, when the relationship with Child, Sullivan & Company ended, there were no disagreements between the Registrant and Child, Sullivan & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-B), if not resolved to the satisfaction of Child, Sullivan & Company would have caused such firm to make a reference to the subject matter of such disagreement in connection with its reports, and there occurred no events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B., if not resolved to the satisfaction of Child, Sullivan & Company, would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

The change in accountants does not result from any dissatisfaction with the quality of professional services rendered by Child, Sullivan & Company, as the independent accountants of the Registrant, nor does it result from any doubts in the quality of management or accounting records of the Registrant. A copy of Child, Sullivan & Company’s letter confirming information set forth herein is attached as Exhibit 2 to our Report on Form 8-K/A filed on November 10, 2004.

ENGAGEMENT OF NEW INDEPENDENT PUBLIC ACCOUNTING FIRM

On October 28, 2004, our audit committee approved the engagement of Hall & Company as our independent public accounting firm effective for the fiscal year ended December 31, 2004.

During the two most recent fiscal years ended December 31, 2003 and December 31, 2002, and the later interim period through the date of our engagement with Hall & Company on October 28, 2004, neither the Company nor anyone on our behalf consulted with Hall & Company regarding any of the matters or events set forth in Item 304(a)(2)(i) of Regulation S-B.

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

ITEM 8B.

OTHER INFORMATION

None

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, age, and position of each of our directors and executive officers.

Name and Address	Age	Position and Office Held
Gaylord M. Karren 1464 W. 40 South, Suite 200 Lindon, Utah 84042	57	Chairman, Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer

John Hopkins 1464 W. 40 South, Suite 200 Lindon, Utah 84042	50	Vice President, Director

James K. Stone 1464 W. 40 South, Suite 200 Lindon, Utah 84042	39	Vice President, Director

William J. Warwick 2004 Balmoral Place Wilmington, North Carolina 28405	70	Director

Peter Whitfield 500 7th Street Manhattan Beach, California 90266	57	Director

Gail V. Anderson, Jr. 501 6th Place Manhattan Beach, California 90266	56	Director

Randy K. Johnson 60 E. South Temple, Suite 1800 Salt Lake City, Utah 84111	51	Secretary

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

Gaylord M. Karren is one of the Company’s co-founders, and is currently the Company’s chairman of the board and chief executive officer. Prior to founding the Company, Mr. Karren co-founded and managed Venturi Technologies, Inc., which up until the time of his resignation in February 2000, was one of the nation~~'~~s largest independent and publicly traded carpet cleaning companies. He was chairman and chief executive officer of Venturi and its predecessors in interest from 1992 through February 2000. Mr. Karren holds a bachelor of science degree from Brigham Young University in finance and banking.

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

Gail V. Anderson, Jr. is the Medical Director of the Harbor-UCLA Medical Center and Assistant Dean of the School of Medicine at UCLA.  From 2000-2002 he also served as the Acting Chief Medical Officer for the Department of Health Services of the County of Los Angeles.  Prior to 1998 he was Senior Vice President for Medical Affairs at the Grady Health System, and was Associate Dean of the School of Medicine at Emory University in Atlanta, Georgia.  Dr. Anderson has been a director of the American College of Emergency Physicians, and has served as the college representative to the Joint Commission on the Accreditation of Healthcare Organizations.  He has been an examiner for the American Board of Emergency Medicine for 16 years.  Dr. Anderson received a bachelor’s degree from Dartmouth College, a medical degree from the University of Southern California, and an MBA from the Emory University Business School.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations of the Securities and Exchange Commission promulgated thereunder, require our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and provide us with copies of such reports. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2004 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.

ITEM 10.

EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services to our Chief Executive Officer during fiscal years  2002, 2003 and 2004.  No other executive officer of the Company has received total annual salary and bonus in excess of $100,000 during any of those fiscal years.

Summary Compensation Table

		Annual Compensation		Long Term Compensation
Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Restricted Stock Awards (Shares)	Securities Underlying Options
Gaylord Karren President, chief executive officer, chief financial officer, chief accounting officer and chairman of the board	2004 2003 2002	107,874 107,874 78,405	--- --- ---	150,160 (2) --- ---	--- --- ---

(1)

All payments to Mr. Karren were booked as consulting fees.

(2)

On April 6, 2004, a total of 450,482 shares of the Company’s restricted stock were granted to EOWORP, LLC, a Utah limited liability company of which Mr. Karren is a member and one-third owner.  John Hopkins and James Stone,Vice Presidents of the Company and members of the Company’s board of directors, are the other members of EOWORP, each owning one-third.  The shares were issued in recognition of otherwise uncompensated efforts of Messrs. Karren, Hopkins and Stone during the previous three years.

Options

We did not grant any options to our executive officers or directors during the fiscal year ended December 31, 2004.  None of our executive officers or directors held any options or warrants as of December 31, 2004.

Employment Agreements

We are not a party to any employment agreements.

Code of Ethics

The Company adopted a Code of Ethics on April 6, 2004 that applies to its principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions. A copy of our Code of Ethics is attached to this filing.

The Company undertakes to provide to any person, without charge, upon written or verbal request directed to Randy K. Johnson, the Company’s secretary, at 60 E. South Temple, Suite 1800, Salt Lake City, Utah 84111; Telephone: (801) 328-3600.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information about the beneficial ownership of our common stock as of March 31, 2005 by:

•

each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

•

each of our directors;

•

each of our named executive officers; and

•

all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. The percentage of beneficial ownership is based on 8,008,373 shares of common stock outstanding as of April 14, 2005.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
Kirby D. Cochran (1) 692 E. 1780 N. Orem, UT 84097	450,367	5.62%

Gaylord M. Karren (2) 1464 W. 40 South, Suite 200 Lindon, Utah 84042	540,000	6.74%

John Hopkins (3) 1464 W. 40 South, Suite 200 Lindon, Utah 84042	540,000	6.74%

James K. Stone (4) 1464 W. 40 South, Suite 200 Lindon, Utah 84042	540,000	6.74%

William J. Warwick 2004 Balmoral Place Wilmington, North Carolina 28405	130,000	1.62%

Peter Whitfield 500 7th Street Manhattan Beach, California 90266	100,000	1.25%

Gail V. Anderson, Jr. 501 6th Place Manhattan Beach, California 90266	50,000	0.62%

Randy K. Johnson 60 E. South Temple, Suite 1800 Salt Lake City, Utah 84111	0	0%

All current directors and executive officers as a group (7 persons) (1) Kirby Cochran is a former member of our board of directors. (2) These shares are held by EOWORP, LLC, a Nevada limited liability company, of which Mr. Karren owns 33-1/3%. (3) These shares are held by EOWORP, LLC, a Nevada limited liability company, of which Mr. Hopkins owns 33-1/3%. (4) These shares are held by EOWORP, LLC, a Nevada limited liability company, of which Mr. Stone owns 33-1/3%.	1,900,000	23.73%

We are not aware of any arrangements that at a latter date may result in a change in our control.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following are certain transactions during the year ended December 31, 2004, involving our officers, directors and shareholders owning more than 10% of our outstanding stock.  We believe that the terms of these transactions are at least as favorable to us as we would expect to negotiate with unrelated third parties.

Sale of Products to Affiliates of Shareholders

During the year ended December 31, 2004 we have sold our products to Zerorez Franchising Systems, Inc., a Nevada corporation in which Gaylord Karren, John Hopkins and James Stone are beneficial owners and officers/directors, and AquaSafe Enviro Recovery, LLC, a Utah limited liability company of which James Stone is a principal owner and managing member.  The sales prices of generators sold to affiliates of our directors/officers have been the same as the sales prices to unrelated third parties.  These sales to affiliates represented all of our revenue during the fiscal year ended December 31, 2003 and the majority of our revenue during the fiscal year ended December 31, 2004.

Funding of Affiliate Entities

During the year ended December 31, 2004, we continued to fund some of the operating expenses of Zerorez Franchising Systems, Inc., a company in which Gaylord Karren, John Hopkins, James Stone and Kirby Cochran are principal owners and in which Gaylord Karren, John Hopkins and James Stone are directors/officers.  The amounts paid by the Company to fund operating expenses of Zerorez Franchising Systems, Inc. are carried on our books as notes payable by a related party.  At December 31, 2004, Zerorez Franchising Systems, Inc. did not owe any money to the Company.

ITEM 13.

EXHIBITS

(a)(1) Financial Statements

The following financial statements are incorporated by reference in Item 7 of this Report:

Independent Auditors’ Report (Hall & Company)

 Balance Sheet, December 31, 2004

Statements of Operations for year ended December 31, 2004

Statements of Changes of Stockholder Equity for year ended December 31, 2004

Statements of Cash Flow for year ended December 31, 2004

Notes to Financial Statements

Independent Auditors’ Report (Child, Sullivan & Company)

Balance Sheets, December 31, 2003 and 2002

Statements of Operations for years ended December 31, 2003 and 2002

Statements of Changes of Stockholder Equity for years ended December, 2003 and 2002

Statements of Cash Flow for years ended December, 2003 and 2002

Notes to Financial Statements

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

14

Code of Ethics

23

Consent of Child, Sullivan & Company

31

Certification pursuant to Rule 13a-14(a)

32

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

During the fiscal year ended December 31, 2004, Hall & Company billed us in the aggregate amount of $56,523 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Form 10-KSB for the year ended December 31, 2004.  During the fiscal year ended December 31, 2003, Child, Sullivan & Company billed us in the aggregate amount of $30,240 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Form 10-KSB for the year ended December 31, 2003.

AUDIT-RELATED FEES

Hall & Company did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company’s financial statements for the fiscal year ended December 31, 2004.  Child, Sullivan & Company did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company’s financial statements for the fiscal year ended December 31, 2003.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal year ended December 31, 2004 Hall & Company did not bill us for, nor perform, any financial information systems design or implementation.  For the fiscal year ended December 31, 2003 Child, Sullivan & Company did not bill us for, nor perform, any financial information systems design or implementation.  For the fiscal years ended December 31, 2004, and December 31, 2003, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX FEES

Hall & Company did not bill us for, nor perform professional services rendered for tax related services for the fiscal year ended December 31, 2004.  Child, Sullivan & Company did not bill us for, nor perform professional services rendered for tax related services for the fiscal year ended December 31, 2003.

ALL OTHER FEES

We were not billed for any other professional services by either Hall & Company or Child, Sullivan & Company for the fiscal years ended December 31, 2004 and December 31, 2003.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2004 by Hall & Company is compatible with maintaining Hall & Company’s independence.

AUDITOR’S TIME ON TASK

All of the work expended by Hall & Company on our December 31, 2004 audit was attributed to work performed by Hall & Company’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2005.

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

  /s/ Gaylord M. Karren

__________________________________

Gaylord M. Karren

President, chief executive officer, principal financial officer, principal accounting officer, chairman of the board of directors

Date: April 15, 2005

  /s/ John M. Hopkins

____________________________________

John M. Hopkins

Director

Date: April 15, 2005

  /s/ James K. Stone

____________________________________

James K. Stone

Director

Date: April 15, 2005

   /s/ William J. Warwick

____________________________________

William J. Warwick

Director

Date: April 15, 2004

ELECTRIC AQUAGENICS UNLIMITED, INC.

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

ELECTRIC AQUAGENICS UNLIMITED, INC.

Report of Independent Registered Public Accounting Firm

April 13, 2005

To the Stockholders of

Electric Aquagenics, Inc.

Lindon, Utah

We have audited the accompanying consolidated balance sheet of  as of , and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of  as of December 31, 2003 were audited by other auditors whose report dated March 30, 2004, expressed an unqualified opinion.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of  as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has significant losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 12.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         /s/ Hall & Company

HALL & COMPANY

See accompanying notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 382,889
Accounts receivable, net	184,011
Receivables from affiliate	319,340
Inventory	503,316

Total current assets	1,389,556

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $	537,863

OTHER ASSETS
Patents, trademarks and intellectual property	1,009,155
Investments	804,368
Goodwill	160,259
Deposits	5,758

Total assets	$ 3,906,959

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 288,820
Accrued expenses	23,412
Notes payable	14,900
Current portion of long-term debt	43,660

Total current liabilities	370,792

LONG TERM DEBT, net of current portion	233,337

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value; 50,000,000 shares authorized; 6,304,761 issued and outstanding	630
Additional paid in capital	8,340,144
Stock issuance obligation	1,125,000
Accumulated deficit	(6,162,944)

Total stockholders’ equity	3,302,830

Total liabilities and stockholders’ equity	$ 3,906,959

See accompanying notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004

NET SALES, to affiliate	$ 325,000

COST OF GOODS SOLD	78,600

GROSS PROFIT	246,400

OPERATING EXPENSES
Marketing and promotion	553,220
Research and development	405,397
General and administrative	3,108,684

Total operating expenses	4,067,301

LOSS FROM OPERATIONS	(3,820,901)

OTHER INCOME (EXPENSE)
Loss from equity method investee	(107,800)
Interest expense	(87,993)
Interest income	13,105
Other income (expense)	42,394

Total other income (expense)	(140,294)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,961,195)

PROVISION FOR INCOME TAXES	---

NET LOSS	$ (3,961,195)

NET LOSS PER SHARE	$ (0.71)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	5,605,500

See accompanying notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2004

	COMMON STOCK		ADDITIONAL	STOCK
			PAID IN	ISSUANCE	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	OBLIGATION	DEFICIT	TOTAL
Balance, December 31, 2003	$ 3,810,535	$ 381	$ 2,688,299	$ ---	$ (2,201,749)	$ 486,931

Issuance of 1,000,000 shares, net of offering costs	1,000,000	100	1,699,900	---	---	1,700,000

Issuance of 128,630 shares for conversion of note payable	128,630	13	132,698	---	---	132,711

Issuance of 28,214 shares for conversion of related party note	28,214	3	49,371	---	---	49,374

Issuance of 244,250 shares for services	244,250	24	255,851	---	---	255,875

Issuance of 841,026 shares for related party services	841,026	84	1,261,456	---	---	1,261,540

Issuance of 252,106 shares, net of offering costs	252,106	25	799,975	---	---	800,000

Common stock subscribed	---	---	1,452,594	---	---	1,452,594

Obligation to issue 321,749 shares for purchase of Aquagen	---	---	---	1,125,000	---	1,125,000

Net loss/ comprehensive loss	---	---	---	---	(3,961,195)	(3,961,195)

Balance, December 31, 2004	$ 6,304,761	$ 630	$ 8,340,144	$ 1,125,000	$ (6,162,944)	$ 3,302,830

See accompanying notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,961,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	51,231
Common stock issued for services	1,517,415
Common stock issued for interest	75,985
Loss from equity method investee	107,800
Changes in operating assets and liabilities:
Increase in accounts receivable	(84,011)
Increase in receivables from affiliates	(82,828)
Increase in inventory	(454,516)
Increase in deposits	(5,758)
Increase in accounts payable	165,215
Decrease in accrued expenses	(9,623)

Net cash used in operating activities	(2,680,465)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(216,831)
Investments	(912,168)
Goodwill acquired	(160,259)

Net cash used in investing activities	(1,289,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(78,207)
Payments on long term debt	(115,130)
Proceeds from issuance of common stock	2,500,000
Proceeds from common stock subscribed	1,452,594

Net cash provided by financing activities	3,759,257

NET DECREASE IN CASH	(210,286)

CASH and cash equivalents, beginning of year	593,175

CASH and cash equivalents, end of year	$ 382,889

See accompanying notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description – Electric Aquagenics Unlimited, Inc. (the Company) was incorporated on March 6, 2000 under the laws of the state of Delaware and commenced operations in September, 2000.  On May 10, 2001, the Company changed its name from Primacide, Inc. to Electric Aquagenics Unlimited, Inc.  The Company markets and manufactures purification equipment using technologies that sanitize and clean surfaces using water electrolysis.  These products are for commercial and residential use, which the Company intends to market nationally.  The Company is a successor enterprise to another company, Primacide, LLC, which was founded by certain of the Company’s founders in 1998.  The Company was organized with an insignificant carrying amount of the assets of Primacide, LLC.  The Company’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Electric Aquagenics Unlimited, Inc. and its wholly owned subsidiaries Equilease, Inc. and Aquagen International, Inc. (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated, if any.

Cash and Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Receivables – Receivables represent valid claims against debtors for sales or other charges arising on or before the balance-sheet date and are reduced to their estimated net realizable value.

Inventory – Inventory, consisting primarily of finished goods, is stated at the lower of cost or market; cost is determined on first-in, first-out (FIFO) method.

Property and Equipment, and Depreciation – Property and equipment are recorded at historical cost.  Expenditures for additions and major improvements that extend the life of the asset are capitalized, whereas the cost of maintenance and repairs are expensed as incurred.  Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from three to five years.  Depreciation expense for the year ended December 31, 2004 was $51,231.

Long-Lived Assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset.  Long-lived assets are reported at the lower of carrying or fair value less costs to sell.

Fair Value of Financial Instruments – The carrying value of cash on hand, receivables, payables and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

See accompanying notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recognition of Sales and Costs of Goods Sold – The Company records sales of its products upon shipment; title passes to its customers; and, collectibility is reasonably assured.  The Company provides an allowance for sales returns based on current and historical experience.  Cost of goods sold consists of the purchase price of products sold including inbound shipping charges.

Advertising Costs – The Company expenses advertising costs as incurred.

Income Taxes – The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the proprietor to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Research and Development – Research and development costs are expensed as incurred.

Goodwill - Goodwill represents the excess of cost over fair value of net assets acquired through acquisitions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, acquired goodwill and other intangible assets that are determined to have an indefinite life are no longer amortized.  Instead, the carrying value of these assets is reviewed for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Patents, Trademarks and Intellectual Property – Patents, trademarks and intellectual property, consisting of trade secrets and formulas, are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142.  As such, patents and trademarks are initially measured based on their fair values.  Patents and trademarks are being amortized on a straight-line basis over a period of 10 to 17 years.  Intellectual property with indefinite lives is not amortized, but rather the carrying amounts of these assets are reviewed for impairment at least annually.

See accompanying notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments – The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance-sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.  Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale.  Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are stated at amortized cost.  Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.  Debt and marketable equity securities not classified as held-to-maturity or as trading, are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

The equity method of accounting is used when the Company has a 20% to 50% interest in other entities. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings or losses of these entities.  Nonmarketable investments in which the Company has less than a 20% interest and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost, and periodically reviewed for impairment.

Comprehensive Loss – The Company adopted Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (“SFAS No. 130").  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in the financial statements.  For the year ended December 31, 2004, the Company had no other component of comprehensive income or loss other than the net loss as reported in the statement of operations.

Earnings Per Share – The Company adopted Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS No. 128"), which is effective for annual periods ending after December 15, 1997.  Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding.  No changes in the computation of diluted earnings per share amounts are presented since warrants granted would have been anti-dilutive due to the Company’s net reported loss.  During the current year, the Company converted its debt agreements through the issuance of 156,844 shares.

See accompanying notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation – The Company will account for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation” (“SFAS 148”).  The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services”.

NOTE 2 – CONCENTRATIONS OF CREDIT RISK

The Company occasionally maintains cash balances in excess of the $100,000 federally insured limit.  To date, the Company has not incurred, and the Company’s management does not currently expect to incur, any losses associated with its cash balances.

The Company extends unsecured credit to its customer in the normal course of business.  Periodically, the Company performs credit evaluations of its customer’s financial condition for determination of doubtful accounts.

For the year ended December 31, 2004, sales to one (1) customer, an affiliate, represented approximately 100% of the Company’s total net sales.  Approximately 85% of the Company’s outstanding receivables were attributable to three (3) customers as of December 31, 2004.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 consisted of the following:

Machinery and equipment	$ 236,506
Vehicles	181,049
Furniture and fixtures	73,411
Leasehold improvements	159,958

Total property and equipment	650,924

Less: accumulated depreciation	(113,061)

Property and equipment, net	$ 537,863

See accompanying notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 4 – PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

Patents, trademarks and intellectual property at December 31, 2004 consisted of the following:

Patents	$ 23,400
Trademarks	8,255
Intellectual property	977,500

Net	$ 1,009,155

In December , the Company completed the purchase of Aquagen International, Inc.  The assets acquired included $985,755 of intangible assets, other than goodwill. Of the $985,755 of acquired intangible assets, $8,255 was assigned to registered trademarks and $977,500 was assigned to intellectual property consisting of trade secrets and formulas that are not subject to amortization.

NOTE 5 – INVESTMENTS

In April 2004, The Company signed an agreement to purchase up to a 40% interest in ByoCoat Strategies Corporation, Inc. (ByoCoat), a research and development entity, for $400,000.  As of December 31, 2004, the Company paid $333,000, representing a 33.3% interest.  The Company accounts for this investment under the equity method of accounting and accordingly, includes its allocable portion of ByoCoat’s income or loss.  For the year ended December 31, 2004, the Company recorded a loss on its investment in the amount of $107,800 as reported on its statement of operations.  The Company has also reduced its investment in ByoCoat to $225,200 at December 31, 2004.

During 2004, the Company purchased 30,278 shares of common stock of Zerorez Franchising Systems, Inc., an affiliated entity, (“Zerorez”) for $60,555 in cash.  The common stock was purchased pursuant to Zerorez’ private placement offering at $2.00 per share.  In addition, the Company received 109,307 shares of Zerorez’ common stock in lieu of all outstanding receivable balances due to the Company in the amount of $218,613.  The Company also valued these shares at $2.00 per share, which was considered fair value by the Company and Zerorez.

The Company purchased a 2% interest in KesAir Technologies, LLC for $300,000.  KesAir Technologies, LLC is a manufacturing, research and development entity that will assist the Company in its distribution efforts to the poultry industry.

See accompanying notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 6 – ACQUISITION OF BUSINESS

In December 2004, the Company acquired 100% of Aquagen International, Inc. (Aquagen), in exchange for $75,000 forgiveness of note receivable, note payable of $125,000 and 321,429 shares of the Company’s common stock valued at $3.50 per share.  Aquagen is a provider of proprietary water based oxygen supplement products.  The following table presents the assets acquired and liabilities assumed, based on their fair values:

Cash and cash equivalents	$ 11,555
Accounts receivable	6,111
Inventories	34,329
Property, plant, and equipment	89,453
Intangible assets	985,755
Total assets acquired	1,127,203

Accounts payable	72,562
Other current liabilities	14,900
Total liabilities assumed	87,462

Net assets acquired	$ 1,039,741

NOTE 7 – RELATED PARTY TRANSACTIONS

Sales to Affiliate – During 2004, the Company sold 13 of its water generators to Zerorez, an affiliated entity having similar stockholders, for $325,000.  This accounted for all of the Company’s sales for the year ended December 31, 2004.  The Company recorded costs associated with these sales in the amount of $78,600 for the year and has $319,340 in accounts receivable related to these transactions at December 31, 2004.

Management and Consulting Fees – The Company pays management and consulting fees to entities owned by officers for services rendered to the Company in lieu of wages.  For the year ended December 31, 2004, the Company paid $342,500 in cash and 841,026 shares of common stock valued at $1,261,540 for these services.

Advances – Periodically throughout the year, the Company advances officers and employees cash for certain reimbursable expenses.  As of December 31, 2004, there were no outstanding advances to employees or officers.

Office Facilities and Rents – The Company pays rent to an entity controlled by an officer.  For the year ended December 31, 2004, the Company paid $45,000 in rent expense to this entity.

See accompanying notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 8 – LONG TERM DEBT

Long-term debt as of December 31, 2004 consisted of the following:

Unsecured note payable to unrelated third party, payable in monthly installments of $1,500, including interest of approximately 22%, due October 2012	$ 62,763

Unsecured note payable to unrelated third party, payable in monthly installments of $1,500, including interest of approximately 22%, due October 2012	62,763

Notes payable to bank, secured by vehicles, payable in monthly installments of approximately $2,899, including interest of 7%, due March 2009	151,471

Total long term debt	276,997

Less: current portion	(43,660)

Long term debt	$ 233,337

Maturities of the notes payable are as follows:

Year Ending December 31,	Amount
2005	$ 43,660
2006	45,560
2007	48,704
2008	51,950
Thereafter	87,123

$ 276,997

NOTE 9 – COMMON STOCK

During the year, the Company completed a private placement offering pursuant to Rule 506 of the Securities and Exchange Commission regulations for up to 200,000 investment units consisting of 10 shares of common stock and one warrant for $20 per unit.  As a result of this offering, the Company received $1,700,000, net of offering costs of approximately $300,000 and placement agent warrants of 90,000 shares.

See accompanying notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 9 – COMMON STOCK (continued)

In addition, the Company commenced a private placement offering in July 2004 pursuant to Rule 506 for up to $5,000,000 consisting of 1,250,000 shares of common stock at $4.00 per share.  As of December 31, 2004, the Company had received proceeds of approximately $2,500,000, net of offering costs of approximately $350,000 and placement agent warrants representing approximately 66,000 shares.

In March 2004, the Company converted notes payable in the amount of $106,100 plus accrued interest into approximately 157,000 shares to related and unrelated parties.

In March 2004, the Company issued 1,085,276 shares of its common stock to related and unrelated parties for services rendered for the Company.

NOTE 10 – INCOME TAXES

At December 31, 2004, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $5,990,000 expiring at various times through 2024 that may be used to offset future taxable income.  Therefore, there is no provision for income tax.

In addition, we have deferred tax assets of approximately $2,275,000 at December 31, 2004.  We have not recorded a benefit from our net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of ($2,275,000) has been provided for the deferred tax assets.  The following table sets forth our carryforwards and the related deferred tax assets by year through December 31, 2004:

Year	NOL carryforward	Deferred tax asset
2003	$ 2,029,000	$ 770,000
2004	3,961,000	1,505,000
Less: valuation allowance	---	(2,275,000)

Totals:	$ 5,990,000	$ ---

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Facilities Lease – The Company leases its facilities from an entity controlled by an officer on a month-to-month basis.  Rents paid under the lease amounted to $45,000 for the year ended December 31, 2004.

Product Supplier Agreement – The Company maintains a licensing and product supplier agreement with Zerorez, an affiliated entity, to provide Zerorez with its Primacide water solutions and water generator for its carpet cleaning franchisees.

See accompanying notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued)

Royalty Agreement  – With its acquisition of Aquagen, the Company was assigned a royalty agreement with an unrelated third party requiring the Company to pay a royalty in the amount of 3% of the wholesale price of products sold produced by Aquagen’s intellectual property for oxygen supplements.  Under the agreement, the royalty amount is payable quarterly.  No amounts were paid for the year ended December 31, 2004, or were any amounts due as of December 31, 2004.

License Agreements – The Company maintains a licensing agreement with Covenant Water Systems LLC (Covenant), that provides Covenant the right and license to market, promote, install, service and maintain water generator systems for use in washing, cleaning and sanitizing poultry products in the United States of America.  Under the agreement, the Company is entitled to 75% of installation fees, a 10% licensing fee of Covenant’s gross revenue from units sold, and 35% of net revenues of Covenant after consideration of Covenant’s operating expenses.

The Company also maintains a license agreement with Innovative Oyster Processing Systems, LLC (OPC) for worldwide rights and license to market the Company’s products for oyster purification.  Under this agreement, the Company is entitled to a 10% license fee of total gross revenues of OPC with minimum license fees $820,000 over its five (5) year term.

NOTE 12 – GOING CONCERN

During the current period, the Company incurred significant losses and a negative cash flow from operations.  As a result, at December 31, 2004, the Company had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to increase sales and profit margins and control operating expenses.  Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

NOTE 13 – SUBSEQUENT EVENTS

In February 2005, the Company successfully completed additional private placement offering of $2,975,000 for 850,000 shares of its common stock at $3.50 per share.  Under this offering, the Company received proceeds of $2,630,600, net of offering costs of approximately $344,000 plus placement agent warrants of 73,800 shares.

Subsequent to year-end the Company is in talks to renegotiate its license agreement with Covenant Water Systems LLC.

See accompanying notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 13 – SUBSEQUENT EVENTS (continued)

In March 2005, the Company entered into a manufacturing agreement with Power & Electric Company (PECO) whereby PECO will assume certain manufacturing responsibilities for the Company’s expanding line of equipment, including large poultry processors.

NOTE 14 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the year ended December 31, 2004, the Company paid cash for the following:

Interest

$      42,622

Income taxes

$           ---

In addition, for the year ended December 31, 2004, the Company non-cash investing and financing activities related to the following:

Purchase of property and equipment

$    168,529

Common stock issued on conversion of notes payable

$     106,100

Acquisition of business in exchange for stock issuance obligation

$  1,125,000

ELECTRIC AQUAGENICS UNLIMITED, INC.

Audited Financial Statements

December 31, 2003 and 2002

See accompanying notes to consolidated financial statements.

F-19

Electric Aquagenics Unlimited, Inc.

Financial Statements

December 31, 2003

Contents

Accountant’s  Report

F-20

Financial Statements

Balance Sheet

F-21

Statements of Operations

F-22

Statements of Changes in Stockholders’ Equity (Deficit)

F-23

Statements of Cash Flows

F-24

Notes to Financial Statements

F-25

See accompanying notes to consolidated financial statements.

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

/s/ Child, Sullivan & Company

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

$

42,000

Commitment for return of capital

$

55,000

$                  -

Issuance of debt with beneficial conversion feature

$                 -

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

Earnings Per Share

The Company adopted Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS No. 128”), which is effective for annual periods ending after December 15, 1997.  Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding.  No changes in the computation of diluted earnings per share amounts are presented since warrants granted would have been anti-dilutive due to the Company’s net reported loss (see note 4).  Such warrants, totaling 295,500 shares and 150,000 shares at December 31, 2003 and 2002, respectively, if exercised, could potentially dilute basic EPS in the future.  In addition, the Company has entered into convertible debt agreements (see note 3) representing other potentially dilutive securities totaling 103,046 shares, if converted, at December 31, 2003.

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

The Company funded some of the operating expenses of Zerorez, Inc. (formerly H2OAqua-Care Franchising Systems), an affiliated entity whose future franchisees will be required to purchase products from the Company for use by its carpet cleaning businesses.  As of December 31, 2003, the Company had financed a total of $188,749 all of which was outstanding at December 31, 2003.  The advances bear no interest and are unsecured.

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

4.

Debt Financing

Short term notes and convertible bridge loans consists of the following at December 31, 2003:

Short-term promissory noted to an unrelated party of $33,700, bearing interest at 10% and due on September 3, 2002, with no monthly payments required.  The loan is in default and are due on demand.$33,700

Short-term promissory notes to related parties, bearing interest at 10% to 12% and original due September 30, 2002 to June 30,2003, with no monthly payments required.  The loans are in default and are due on demand.$59,407

Convertible bridge loan payable to an unrelated individual bearing interest at 12% and maturing on December 17, 2002 (see note 5).  The note is now due on demand.  Substantial debt discount related to the issuance of warrants with the loan has been recorded and amortized in full as of December 31, 2003 (see note 5).$50,000

Convertible bridge loan payable to a related party, bearing interest at 12% per annum and due originally on June 3, 2002.  The loan requires an additional interest charge of 5% if the loan goes into default.  Substantial discounts of debt related to the grant of warrants for the issuance and extension of the loan had been recorded and amortized in full as of December 31, 2003 (see note 5).$93,423

Electric Aquagenics Unlimited, Inc.

Notes to Financial Statements (continued)

December 31, 2003 and 2002

4.

Debt Financing (continued)

Long-term debt consists of two unsecured loans from unrelated entities bearing interest at 21.927% per annum, requiring payments of $1,500 per month (each) due October 2012.$139,802

Less current portion

(5,846)

         $133,956

Future maturities of long-term debt for the five years succeeding December 31, 2003 are as follows:

2004

$

5,846

2005

7,264

2006

9,028

2007

11,218

2008

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