Form 10QSB
period 2005-03-31
ELECTRIC AQUAGENICS UNLIMITED INC
filed 2005-05-16
CIK 1170816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

333-86830
(Commission File No.)

ELECTRIC AQUAGENICS UNLIMITED, INC.

(name of small business issuer in its charter)

Delaware	87-0654478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1464 W. 40 S. Suite #200, Lindon, Utah	84042-1629
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (801) 443-1031

As of May 10, 2005, the Registrant had 8,008,373 shares of Common Stock, $0.0001 par value outstanding.

PART I - FINANCIAL INFORMATION

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

MARCH 31, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$834,108
Accounts receivable, net	157,305
Receivables from affiliate	327,026
Inventory	1,343,172

Total current assets	2,661,611

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $145,561	868,279

OTHER ASSETS
Patents, trademarks and intellectual property	1,030,800
Investments	898,275
Goodwill	160,259
Deposits	5,758

Total assets	$5,624,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$739,734
Accrued expenses	47,748
Notes payable	14,900
Current portion of long-term debt	43,660

Total current liabilities	846,042

LONG TERM DEBT, net of current portion	222,858

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value; 50,000,000 shares authorized; 7,154,761 issued and outstanding	715
Additional paid in capital	11,348,141
Stock issuance obligation	1,125,000
Accumulated deficit	(7,917,774)

Total stockholders’ equity	4,556,082

Total liabilities and stockholders’ equity	$5,624,982

See accompanying notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004
NET SALES	$87,880	$100,000

COST OF GOODS SOLD	23,175	33,600

GROSS PROFIT	64,705	66,400

OPERATING EXPENSES
Marketing and promotion	204,964	203,797
Research and development	299,889	118,361
General and administrative	1,287,590	1,399,851

Total operating expenses	1,792,443	1,722,009

LOSS FROM OPERATIONS	(1,727,738)	(1,655,609)

OTHER INCOME (EXPENSE)
Loss from equity method investee	(27,000)	—
Interest expense	(13,389)	(74,227)
Interest income	15,699	—
Other income (expense)	998	—

Total other income (expense)	(23,692)	(74,277)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,751,430)	(1,729,836)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(1,751,430)	$(1,729,836)

NET LOSS PER SHARE	$(0.31)	$(0.41)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	5,605,500	4,145,628

See accompanying notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,751,430)	$(1,729,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,500	1,211
Loss from equity method investee	27,000	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	26,706	25,000
(Increase) in receivables from affiliates	—	(25,913)
(Increase) decrease in inventory	(839,856)	15,177
Increase (decrease) in accounts payable	450,914	(43,583)
Increase (decrease) in accrued expenses	24,336	(9,623)

Net cash used in operating activities	(2,029,830)	(1,767,567)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(362,916)	(216,831)
Investments	(120,556)	(160,259)

Net cash used in investing activities	(483,472)	(1,289,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	—	(79,900)
Payments on long term debt	(10,479)	(134,957)
Proceeds from issuance of common stock	2,975,000	3,178,500

Net cash provided by financing activities	2,964,521	2,963,643

NET DECREASE IN CASH	451,219	1,196,076

CASH and cash equivalents, beginning of period	382,889	593,175

CASH and cash equivalents, end of period	$834,108	$1,789,251

See accompanying notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements as of March 31, 2005 and 2004 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In management’s opinion that all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended December 31, 2004. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company’s 10-KSB filing.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Electric Aquagenics Unlimited, Inc. and its wholly owned subsidiaries Equilease, Inc. and Aquagen International, Inc. (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated.

NOTE 3 - COMMON STOCK

In February 2005, the Company successfully completed additional private placement offering of $2,975,000 for 850,000 shares of its common stock at $3.50 per share. Under this offering, the Company received proceeds of $2,630,600, net of offering costs of approximately $344,000 plus placement agent warrants of 73,800 shares.

NOTE 4 - STOCK OPTION PLAN

In February 2005, the Company’s board of directors approved and adopted its 2005 Omnibus Stock Option Plan. Under the plan, the Company may issue both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. The exercise price of the incentive stock options are 100% of the fair market value at grant date. The exercise price of the non-qualified options are at not less than 85% of the fair market value at grant date.

NOTE 5 - GOING CONCERN

During the current period, the Company incurred significant losses and a negative cash flow from operations. As a result, at March 31, 2005, the Company had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to increase sales and profit margins and control operating expenses. Management plans to mitigate its losses in the near term through the further development and marketing of its patents, trademarks, brand and product offerings.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the three months ended March 31, 2005, the Company paid cash for the following:

Interest	$13,389
Income taxes	$—

NOTE 7 - SUBSEQUENT EVENTS

In April 2005, the Company sold its investment in Biofilm Strategies Corporation, a privately held Delaware corporation (“Biofilm”), consisting of 359,000 shares of common stock (the “Shares”), to an unrelated third party for a total consideration of $718,000, which was paid in cash at the closing.  The Shares represented approximately thirty-six percent (36%) of the total issued and outstanding capital stock of Biofilm, and were acquired by the Company in increments between April 2004 and January 2005 for total cash consideration of $359,000.  The sale resulted in a gain to the Company of $359,000.  The reason for the sale was that the Board of Directors of the Company determined that the business of Biofilm no longer fit into the Company’s strategic plans.

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

Our consumer products currently consist of Aquagen® oxygen supplement and wellness products sold primarily through the health food and nutraceutical markets, and Perfect Empowered Drinking Water™, a drinking water that we bottle at a newly constructed bottling facility located at our corporate offices. We plan to expand the market for our Aquagen® products and to develop other personal use products, such as skin care products, periodontal products and a hand sanitizer product. We also intend to continue to develop and market commercial and residential cleaning products, such as a bottled surface cleaning product

Our revenues in the past have been derived primarily from equipment sales to franchisees of our affiliated carpet cleaning company. However, we are continuing to work on diversifying into other high demand areas such as poultry processing, consumer products and grocery produce spraying systems, and we are beginning to generate limited revenues in those areas. As we move into those areas, we hope to develop a model whereby we derive revenue from a combination of equipment leases, metering, piecing and entering into distributorships and joint ventures with various specific industry leading companies. Piecing is the process in which we place and maintain machines at commercial facilities, such as processing plants, and the facility is charged per unit of product processed at a designated price.

Our operations are currently funded by a combination of revenues and capital funding.

Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Selected Financial Information
	Three months ended
	March 31,
	2005	2004
Revenue, net	$87,880	$100,000

Gross profit (loss)	64,705	66,400

Operating loss	(1,727,738)	(1,655,609)

Other income (expense)	(23,692)	(74,227)

Net income (loss)	(1,751,430)	(1,729,836)

	March 31, 2005	December 31, 2004
Balance Sheet Data:

Cash and Cash Equivalents	$834,108	$382,889

Total Current Assets	2,661,611	1,389,556

Total Assets	5,624,982	3,906,959

Total Current Liabilities	846,042	370,792

Long Term Debt	222,858	233,337

Total stockholders’ equity	$4,556,082	$3,302,830

Discussion

The Company’s revenue from operations has remained fairly level over the last few quarters, with most of the Company’s revenues coming from sales of its equipment to franchisees of ZEROREZ Franchising Systems, Inc., an affiliate of the Company that is in the business of offering carpet cleaning franchises to the public. At the present time, there are almost thirty ZEROREZ outlets in operation in several cities throughout the United States. ZEROREZ franchisees are required to obtain and use certain equipment from the Company. Since each ZEROREZ franchisee is required to purchase or lease at least one of our fluid generators for each five carpet cleaning trucks it has in operation, the anticipated growth in ZEROREZ franchisees should translate directly into revenue growth for the Company. We expect that revenue from the sale of our fluid generators to ZEROREZ franchisees will continue to increase as ZEROREZ more actively promotes the franchises.

We have successfully installed our equipment in one poultry processing plant, and we should begin generating revenue from that plant in the near future. We are continuing to actively market our equipment to the poultry processing industry, and we anticipate that revenue generated by that industry segment will represent a significant addition to our total revenue in future years.

In February, 2005, we completed development of our new advanced P-6000 Electrolyzed Oxidative Water System that is capable of producing up to 6,000 gallons of electrolyzed oxidative water per hour, and we are currently equipment to produce even larger quantities of electrolyzed oxidative water. This increased capacity allows us to scale and customize flow volumes to support several different commercial applications, including poultry processing, beef processing and other high volume food processing facilities.

In March 2005 we entered into a manufacturing agreement with a third party to manufacture our expanding product line. Previously, all equipment was manufactured in-house in our Kennesaw, Georgia facility. However, as orders for our larger capacity equipment have begun to be received, we made the determination to outsource some of our manufacturing to assure a constant supply of our equipment.

In April 2005, we launched our new bottled drinking water product, known as “Perfect Empowered Drinking WaterTM.” So far, we have signed with one local distributor to distribute our bottled drinking water through local and regional grocery outlets. We expect to begin obtaining revenues from our bottled drinking water during the second and third quarter of 2005, and we anticipate that our drinking water revenues will eventually become a significant portion of our total revenue.

Also in April 2005, we completed a beta installation of our Empowered WaterTM pathogen intervention system at a supermarket in Georgia. The system, which was jointly developed with KES Science and Technology located in Kennesaw, Georgia, is designed to spray our specially treated electrolyzed oxidative water on produce and floral products in the store. Tests have shown that spraying fruits, vegetables and floral products with our electrolyzed oxidative water dramatically increases the freshness and shelf life of such products.

The Company had total revenues of $87,880 for the three months ended March 31, 2005, which represents a decline of 12% from the $100,000 in total revenues for the same period one year earlier. Management believes that it will begin generating significant revenues from its bottled drinking water sales and poultry processing plant operations during the next few quarters, beginning with the second quarter of 2005.

Marketing and promotion expenses remained flat in the first quarter of 2005 when compared to those expenses during the same period one year earlier.

Research and development expenses incurred in the first quarter of 2005 were 153% higher than those expenses incurred during the same period one year earlier. This increase is attributable to several factors, including the Company’s stepped up development of higher capacity electrolyzed oxidative water generators, the conducting of beta testing in the supermarket area, activities undertaken to refine the production of the Company’s bottled drinking water, and the Company’s increased activities in the poultry processing industry. It is anticipated that the Company’s research and development expenditures will continue at approximately the same level as during the first quarter of 2005.

The Company’s general and administrative expenses totaled $1,287,590 during the first quarter of 2005, compared to $1,399,851 during the first quarter of 2004. This 8% decline in general and administrative expenses is attributable to the issuance of common stock for services during the first quarter of 2004 vs. 2005, offset by increases in capital funding fees and legal and accounting expenses. The Company anticipates that its general and administrative expenses will remain fairly constant during the next several quarters, while the Company anticipates that its total revenues during such period will increase substantially.

Liquidity And Capital Resources

At March 31, 2005, we had cash and cash equivalents of $834,108, compared to $1,789,251 on the same date one year earlier, and $382,889 at December 31, 2004. At March 31, 2005, the Company’s inventory was $1,343,172, representing an increase of 167% from the $503,316 on hand at December 31, 2004 and a 3,895% increase over the $33,623 on hand at March 31, 2004. This substantial inventory buildup is primarily a result of the Company’s anticipated sales of bottled drinking water during the second and third quarter of 2005 and the anticipated increase in orders of equipment for the poultry processing industry. The Company’s total accounts receivable from related parties and others has remained fairly constant from December 31, 2004 to March 31, 2005.

The Company’s cash balance and the Company’s large increase in inventory during the first three months of 2005 is largely attributable to the offering and sale of the Company’s common stock during the first quarter of 2005 in a private offering. In the private offering, the Company offered and sold a total of 850,000 shares of common stock for a purchase price of $3.50 per share.

The Company raised gross proceeds of $2,975,000 in the private offering, of which a total of approximately $344,000 was paid to the placement agent in commissions and fees, resulting in net proceeds to the Company of approximately $2,631,000. The Company also granted to the placement agent five (5) year warrants to purchase a total of 73,800 shares of the Company’s common stock at an initial exercise price of $5.00 per share.

Proceeds from the private offering should be sufficient to fund our continuing operations at their current level through at least the third quarter of 2005. Management recognizes that additional funding will be required to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding. In addition, management is expecting an increase in cash flows through anticipated increases in revenue.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.1	2005 Omnibus Stock Option Plan adopted by the Board of Directors on February 10, 2005

10.2*	Selling Agent Agreement between the Company and Nexcore Capital, Inc. dated February 10, 2005

10.3**	Agreement and Plan of Acquisition between the Company and Aquagen International, Inc. dated March 11, 2005

31.1	Rule 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Rule 906 Certification of Chief Executive Officer and Chief Financial Officer

* Incorporated by reference to our Current Report on Form 8-K filed February 15, 2005
** Incorporated by reference to our Current Report on Form 8-K filed March 18, 2005

(b)	Reports on Form 8-K.

During the quarter ended March 31, 2005, we filed with the Securities and Exchange Commission Current Reports on Form 8-K as follows:

On January 11, 2005, we filed a Current Report on Form 8-K regarding our entry into a material definitive agreement in principle to acquire all of the assets of Aquagen International, Inc.

On February 15, 2005, we filed a Current Report on Form 8-K regarding our entry into a Selling Agreement with Nexcore Capital, Inc. for the private offering of up to 850,000 shares of our common stock, and regarding the termination of a Standby Equity Distribution Agreement and related agreements between the Company and Cornell Capital Partners, Ltd., and regarding the unregistered sale of shares of our common stock pursuant to the private offering of up to 850,000 shares of our common stock.

On March 18, 2005, we filed a Current Report on Form 8-K regarding our entry into a definitive Agreement and Plan of Acquisition with Aquagen International, Inc. pursuant to which we agreed to acquire all of the assets of Aquagen International, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on May 16, 2005.

ELECTRIC AQUAGENICS UNLIMITED, INC.

By:	/s/ Gaylord M. Karren
Gaylord M. Karren
Chief Executive Officer Principal Executive Officer and Principal Financial Officer