Form 10QSB
period 2005-06-30
ELECTRIC AQUAGENICS UNLIMITED INC
filed 2005-08-15
CIK 1170816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

333-86830
(Commission File No.)

ELECTRIC AQUAGENICS UNLIMITED, INC.
(name of small business issuer in its charter)

Delaware	87-0654478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1464 W. 40 S. Suite #200, Lindon, Utah	84042-1629
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (801) 443-1031

As of August 5, 2005, the Registrant had 8,026,359 shares of Common Stock, $0.0001 par value outstanding.

PART I - FINANCIAL INFORMATION
ELECTRIC AQUAGENICS UNLIMITED, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

JUNE 30, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$212,396
Accounts receivable, net	156,165
Receivables from affiliate	431,291
Inventory	2,263,681

Total current assets	3,063,533

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $180,811	910,473
OTHER ASSETS
Patents, trademarks and intellectual property	1,030,800
Investments	807,075
Goodwill	160,259
Deposits	5,758

Total assets	$5,977,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,681,489
Notes payable	177,900
Current portion of long-term debt	43,660

Total current liabilities	1,903,049

LONG TERM DEBT, net of current portion	215,341

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value; 50,000,000 shares authorized; 7,308,061 issued and outstanding	731
Additional paid in capital	11,436,566
Stock issuance obligation	1,125,000
Accumulated deficit	(8,702,789)

Total stockholders’ equity	3,859,508

Total liabilities and stockholders’ equity	$5,977,898

See accompanying notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
NET SALES	$128,467	$100,000	$216,347	$175,000

COST OF GOODS SOLD	29,940	33,600	53,115	56,100

GROSS PROFIT	98,527	66,400	163,232	118,900

OPERATING EXPENSES
Marketing and promotion	332,727	203,797	537,691	726,950
Research and development	56,180	118,361	356,069	272,151
General and administrative	985,642	1,399,851	2,273,232	1,519,871

Total operating expenses	1,374,549	1,722,009	3,166,992	2,518,972

LOSS FROM OPERATIONS	(1,276,022)	(1,655,609)	(3,003,760)	(2,400,072)

OTHER INCOME (EXPENSE)
Loss from equity method investee	---	---	(27,000)	---
Interest expense	(15,880)	(74,227)	(29,269)	(83,623)
Interest income	10,107	---	25,806	2,532
Other income (expense)	496,776	---	497,774	---

Total other income (expense)	491,003	(74,227)	467,311	(81,091)

LOSS BEFORE PROVISION FOR INCOME TAXES	(785,019)	(1,729,836)	(2,536,449)	(2,481,163)

PROVISION FOR INCOME TAXES	---	---	---	---

NET LOSS	$(785,019)	$(1,729,836)	$(2,536,449)	$(2,481,163)

NET LOSS PER SHARE	$(0.11)	$(0.41)	$(0.37)	$(0.48)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	7,154,761	4,145,628	6,924,650	5,177,272

See accompanying notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,536,449)	$(2,481,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67,750	12,731
Common stock issued for expenses	---	75,985
Common stock issued for services	---	1,517,415
Loss from equity method investee	27,000	---
Gain on sale of equity method investee	(466,800)	---
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	27,846	(1,409)
(Increase) in receivables from affiliates	(111,951)	(33,165)
(Increase) in inventory	(1,760,365)	(70,348)
Increase (decrease) in accounts payable	1,393,650	(81,898)
Increase (decrease) in accrued expenses	(23,412)	(8,845)

Net cash from operating activities	(3,382,731)	(1,070,697)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(440,360)	(20,083)
Investments	(253,556)	(272,500)
Proceeds from sale of equity method investee	718,000	---

Net cash from investing activities	24,084	(292,583)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	---	(122,130)
Payments on long term debt	(32,896)	(5,958)
Proceeds from issuance of common stock	3,221,050	1,700,000

Net cash from financing activities	3,188,154	1,571,912

NET INCREASE (DECREASE) IN CASH	(170,493)	208,632

CASH and cash equivalents, beginning of period	382,889	593,175

CASH and cash equivalents, end of period	$212,396	$801,807

See accompanying notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements as of June 30, 2005 and 2004 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In management’s opinion that all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended December 31, 2004. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company’s 10-KSB filing.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Electric Aquagenics Unlimited, Inc. and its wholly owned subsidiaries Equilease, Inc. and Aquagen International, Inc. (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated, if any.

NOTE 3 - GOING CONCERN
During the current period, the Company incurred significant losses and a negative cash flow from operations. As a result, at June 30, 2005, the Company had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to increase sales and profit margins and control operating expenses. Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

NOTE 4 - COMMON STOCK

In February 2005, the Company successfully completed a private placement offering of $2,975,000 for 850,000 shares of its common stock at $3.50 per share. Under this offering, the Company received proceeds of $2,630,600, net of offering costs of approximately $344,000 plus placement agent warrants of 73,800 shares.

In June 2005, the Company initiated a private placement offering of $7,000,000 for the equivalent of 2,000,000 shares of its common stock at $3.50 per share. The shares are included as part of an investment unit (the ‘unit”) consisting of two (2) shares of common stock plus one (1) warrant exercisable at $5.50. Each unit is priced at $7.00. As of June 30, 2005 under this offering, the Company had received proceeds of $536,550, net of offering costs of approximately $64,000 plus placement agent warrants of 73,800 shares.

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the six months ended June 30, 2005, the Company paid cash for the following:

Interest		$14,382
Income taxes	$	---

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In May 2005, the Company entered into a thirteen (13) week radio advertising campaign with ABC Radio Networks to advertise one of its products on a nationally syndicated show. Under the contract, the Company is required to pay $572,000, or $44,000 per week which includes agency commissions of $85,800. As of June 30, 2005, the Company had paid $88,000 on this contract.

In June 2005, the Company entered into an agreement with Tyson Foods, Inc. (“Tyson”) to install an electrolyzed oxidative water (“EOW”) system into Tyson’s poultry processing plant in Shelbyville, Tennessee. Under the memorandum of understanding, the Company’s EOW system will be used as a trial for research and development to evaluate the efficacy of EOW in pathogen management on raw poultry products and with the supervision of the USDA/FSIS personnel. The trial will be conducted at no charge to Tyson, but should results be successful, the parties will undertake to complete a definitive commercial agreement regarding the continued use of the EOW system.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

We are in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create fluids that clean, disinfect, remediate, and hydrate. We also develop, manufacture and market consumer products that support a healthy lifestyle. The fluids generated by equipment that we manufacture are environmentally safe and free from toxins and harmful residues associated with chemical based disinfecting and cleaning agents. The electrolyzed fluids (the “EO Fluids” marketed as “Empowered WaterTM” fluids) generated by our equipment will replace many of the traditional products used in commercial, industrial and residential disinfecting and cleaning.

Our consumer products currently consist of Aquagen® oxygen supplement and wellness products sold primarily through the health food and nutraceutical markets, and Perfect Empowered Drinking Water™, a drinking water that we bottle at a newly constructed bottling facility located at our corporate offices, and the Zero Plus Hand Sanitizer. In May, 2005, we entered into a thirteen week radio advertising campaign with ABC Radio to advertise our Zero Plus™ Hand Sanitizer product on the nationally syndicated Sean Hannity Show. The advertisements began running during the week of June 27th. Listeners to the radio program can purchase the Zero Plus™ Hand Sanitizer either through a call center or online via the Zero Plus™ website. We have contracted with two call centers, O’Currence (located in Salt Lake City, Utah) and Convergys (located in Ogden, Utah) to receive telephone calls from the Sean Hannity radio show and sell the Zero Plus™ Hand Sanitizer over the telephone. We intend to measure the results at the conclusion of the contract period and either continue the marketing campaign for another thirteen week period, market other of our products through the Sean Hannity radio show (or other radio shows) or elect not to pursue further radio advertising.

In May, 2005, we established an in-house sales department to sell the Aquagen products to the health care industry. We contracted with MarkEd Solutions, a private firm that consults with companies to increase sales in the health and natural food stores, to set up our in-house sales department. We hired two employees to operate the sales department. We believe that our in-house sales department will generate significant sales over the course of the next three quarters. We also plan to expand the market for our Aquagen® products and to develop other personal use products, such as skin care products, periodontal products and a fungicide product. We also intend to continue to develop and market commercial and residential cleaning products, such as a bottled surface cleaning product

In May 2005, we entered into an agreement with a regional health care company to install our generators in three of its health care facilities. The generators will manufacture EO Fluids that its hospitals will use for cleaning and disinfecting. EAU and its customer are creating a program, with specific protocols and purposes that will allow the customer to place our generators in all of its facilities throughout the intermountain regional area. When completed we believe that this program will have application in other health care facilities, hospitals, clinics, assisted living centers and retirement homes.

In April 2005, we sold one of our P-35 generators to produce EO Fluids for Esmeralda Farms, a 30-year old world-wide company based in Miami, Florida. The EO Fluids will be used to clean and disinfect flowers and floral products grown or produced by Esmeralda. Esmeralda currently owns large floral farms in Ecuador, Peru, Costa Rica and Columbia. Esmeralda is the only South American importer that sells floral products produced by its wholly owned and operated farms in Colombia, Ecuador, Costa Rica and Peru. The headquarters in Miami directs the world-wide sales and marketing of its flowers to wholesalers in the U.S. and Canada. European distribution is handled by its subsidiary company in Holland. We are assisting in integrating our fluid generator into Esmeralda’s Ecuador plant. We believe that a successful transition from Esmeralda’s traditional cleaning and disinfecting methods to our innovative use of EO Fluids to clean and disinfect Esmeralda’ flowers will result in sales to other Esmeralda facilities as well as other floral farms world wide.

In June, 2005, we entered into an agreement with Tyson Foods, Inc. to test our generator and EO Fluids in its Shelbyville, Tennessee poultry processing plant. Installation of our generator began in July 2005, and we anticipate that the test will last approximately three months. At the end of the test period, assuming that the EO Fluids and the generators that produce them achieve a successful result for Tyson, we will undertake to complete a definitive commercial agreement with Tyson regarding the installation of our generators and the use of our Empowered WaterTM Generator, EO Fluids and protectants in its poultry plants located throughout the United States and Canada.

In the past our revenues have been derived primarily from equipment sales to franchisees of our affiliated surface cleaning company and from our Aquagen® oxygen supplement products. However, we are continuing to work on diversifying into other high demand areas such as poultry processing, consumer products and grocery produce spraying systems, and we are beginning to generate limited revenues in those areas. As we move into those areas, we hope to develop a model whereby we derive revenue from a combination of equipment leases, metering, piecing and entering into distributorships and joint ventures with various specific industry leading companies. Piecing is the process in which we place and maintain machines at commercial facilities, such as processing plants, and the facility is charged per unit of product processed at a designated price.

Our operations are currently funded by a combination of revenues and capital funding.

Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Selected Financial Information

	Six months ended June 30,
	2005	2004
Revenue, net	$216,347	$175,000
Gross profit (loss)	163,232	118,900
Operating (loss)	(3,003,760)	(2,400,072)
Other income (expense)	467,311	(81,091)
Net income (loss)	(2,536,449)	(2,481,163)

	June 30, 2005	December 31, 2004
Balance Sheet Data:
Cash and Cash Equivalents	$212,396	$382,889
Total Current Assets	3,063,533	1,389,556
Total Assets	5,977,898	3,906,959
Total Current Liabilities	1,903,049	370,792
Long Term Debt	215,341	233,337
Total stockholders’ equity	$3,859,508	$3,302,830

Discussion

The Company had total revenues of $216,347 for the six months ended June 30, 2005, which represents an increase of $41,347, or 23.6%, from the $175,000 in total revenues for the same period one year earlier. A portion of the revenue generated during the period comes from the sale of bottled drinking water, known as Perfect Empowered Drinking Water™, and our Zero+™ hand sanitizer. Management believes that it will begin generating significant revenues from its bottled drinking water and hand sanitizer sales, and from its other consumer products and, possibly, from its poultry processing plant operations during the next few quarters, beginning with the third and fourth quarters of 2005.

The Company’s cost of goods declined 5.3%, from $56,100 in the first half of 2004 to $53,115 in the same period of 2005, despite the fact that the Company recognized higher revenue during the same period of 2005. This is partially attributable to the fact that the Company enjoys higher profit margins in its bottled drinking water and other consumer products, and that revenue from those products just began to be generated during the second quarter of 2005.

Research and development expenses incurred in the first six months of 2005 were 30.8% higher than those expenses incurred during the same period one year earlier. This increase is attributable to several factors, including the Company’s continued development activity of higher capacity EO generators, the conducting of beta testing in the supermarket area, activities undertaken to refine the production of the Company’s bottled drinking water, and the Company’s increased activities in the poultry processing industry. It is anticipated that the Company’s research and development expenditures will continue at approximately the same level during the third quarter of 2005.

The Company’s general and administrative expenses totaled $2,273,232 during the six months ended June 30, 2005, compared to $1,519,871 during the same period of 2004. This 49.6% increase in general and administrative expenses is attributable to several factors, including the hiring of several personnel, including some management level employees, the building and set-up costs associated with the company’s drinking water bottling plant, increased travel costs associated with increased activity in the poultry and grocery industries, and ramp-up and startup costs incurred in connection with the Company’s consumer products. The Company anticipates that its general and administrative expenses will remain fairly constant during the next several quarters, while the Company anticipates that its total revenues during such period will increase substantially.

The Company’s revenue from operations has remained fairly level over the last few quarters, with most of the Company’s revenues coming from sales of its equipment to franchisees of Zerorez Franchising Systems, Inc., an affiliate of the Company that is in the business of offering carpet cleaning franchises to the public. We expect that revenue from the sale of our fluid generators to Zerorez franchisees will continue to increase as Zerorez more actively promotes selling franchises domestically. In addition, during the quarter ended June 30, 2005, we began generating revenue from the sale of our Aquagen oxygen supplement products and our new drinking water product.

We have successfully installed our equipment in two poultry processing plants, and we should begin generating revenue from those plants in the near future. We are continuing to actively market our equipment to the poultry processing industry, and we anticipate that revenue generated by that industry segment will represent a significant addition to our total revenue in future years.

In February, 2005, we completed development of our new advanced C-Series Electrolyzed Oxidative Pathogen Reduction System that is capable of producing any multiple of 4,000 gallons of electrolyzed oxidative water per hour. This increased capacity allows us to scale and customize flow volumes to support several different commercial applications, including poultry processing, beef processing and other high volume food processing facilities.

In March 2005 we entered into a manufacturing agreement with a third party to manufacture some of our product line. Previously, all equipment was manufactured in-house in our Kennesaw, Georgia facility. However, as we have begun to receive orders for our larger capacity equipment, we have made the determination to outsource most of our manufacturing to assure a constant supply of our equipment.

In April 2005, we launched our new bottled drinking water product, known as “Perfect Empowered Drinking WaterTM.” As of June 30, 2005, our Perfect Water product is being sold in approximately 60 grocery stores, including stores owned or operated by large grocery operators such as Associated Foods and the Kroeger Company. Kroeger owns over 4,000 retail operations. Our Perfect Empowered Drinking Water™ is also sold in various other outlets, making it available for retail sale in approximately 140 outlets as of August 2005. We are aggressively expanding our market for this product, and we anticipate entering into additional distribution agreements with owners or operators of multiple outlets during the fourth quarter of 2005. We anticipate that our drinking water revenues will eventually become a significant portion of our total revenue.

In April 2005, we completed a beta installation of our Empowered WaterTM Pathogen Intervention System at a supermarket in Georgia. The system, which was jointly developed with KES Science and Technology located in Kennesaw, Georgia, is designed to spray our specially treated EO Fluid on produce and floral products in the store. Tests have shown that spraying fruits, vegetables and floral products with our EO Fluid dramatically increases the freshness and shelf life of such products.

Liquidity And Capital Resources

At June 30, 2005, we had cash and cash equivalents of $212,396, compared to $801,807 on the same date one year earlier, and $382,889 at December 31, 2004. At June 30, 2005, the Company’s inventory was $2,263,681, representing an increase of 350% from the $503,316 on hand at December 31, 2004 and an 1,800% increase over the $119,148 on hand at June 30, 2004. This substantial inventory buildup is primarily a result of the Company’s anticipated sales of bottled drinking water during the second and third quarter of 2005 and the anticipated increase in orders of equipment for the poultry processing industry.

The Company’s Other Income increased 569% from the three month period ended June 30, 2004 to the same period in 2005, from $74,277 during the second quarter of 2004 to $496,776 during the second quarter of 2005. Most of this increase is attributable to the sale in April 2005 of all of the Company’s capital stock in Biofilm Strategies Corporation to an unrelated third party for a total sales price of $718,000. The Company recognized a gain of $466,800 on that sale.

On or about June 8, 2005, the Company commenced a private placement offering to sell 1,000,000 units to accredited investors. Each unit consisted of two shares of common stock and one warrant to purchase a share of common stock, exercisable through December 31, 2006 at an exercise price of $5.50 per share. Through June 30, 2005, the Company had raised gross proceeds of $536,550 in the private offering, of which a total of approximately $64,386 was owing, but unpaid, to the placement agent in commissions and fees. The Company also granted to the placement agent five (5) year warrants to purchase a total of 73,800 shares of the Company’s common stock at an initial exercise price of $5.50 per share.

Assuming this private offering is fully subscribed, the proceeds should be sufficient to fund our continuing operations at their current level through at least the end of 2005. Management recognizes that additional funding will be required to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding. In addition, management is expecting an increase in cash flows through anticipated increases in revenue.

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

During the quarter ended June 30, 2005, we filed with the Securities and Exchange Commission Current Reports on Form 8-K as follows:

(i) On April 29, 2005, we filed a Current Report on Form 8-K regarding the sale of all of our capital stock in Biofilm Strategies Corporation for a total sales price of $718,000.

(ii) On May 6, 2005, we filed a Current Report on Form 8-K regarding the sale of 850,000 unregistered shares of the Company’s $0.0001 par value common stock in a private offering pursuant to Rule 506 promulgated under the Securities Act of 1933 for an offering price of $3.50 per share.

(iii) On June 14, 2005, we filed a Current Report on Form 8-K regarding our entry into a memorandum of understanding with Tyson Foods, Inc. relating to the installation and trial of an antimicrobial system in Tyson’s poultry processing plant in Shelbyville, Tennessee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on August 15, 2005.

ELECTRIC AQUAGENICS UNLIMITED, INC.

By:	/s/ Gaylord M. Karren

Gaylord M. Karren Chief Executive Officer Principal Executive Officer and Principal Financial Officer