Form 10QSB
period 2005-09-30
ELECTRIC AQUAGENICS UNLIMITED INC
filed 2005-11-16
CIK 1170816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

or

( )	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

333-86830

(Commission File No.)

ELECTRIC AQUAGENICS UNLIMITED, INC.
(name of small business issuer in its charter)

Delaware	87-0654478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1464 W. 40 S. Suite #200, Lindon, Utah	84042-1629
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (801) 443-1031

As of November 11, 2005, the Registrant had 8,415,774 shares of Common Stock, $0.0001 par value outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

SEPTEMBER 30, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,693,766
Accounts receivable, net	194,618
Receivables from affiliate	439,679
Inventory	2,466,798

Total current assets	5,794,861

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $217,311	898,922

OTHER ASSETS
Patents, trademarks and intellectual property	1,044,754
Investments	907,075
Goodwill	160,259
Deposits	4,258

Total assets	$8,810,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 445,476
Notes payable	84,571
Current portion of long-term debt	47,500

Total current liabilities	577,547

LONG TERM DEBT, net of current portion	214,428
SENIOR CONVERTIBLE DEBT	3,000,000

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value; 50,000,000 shares authorized; 8,050,961 issued and outstanding	805
Additional paid in capital	14,842,679
Accumulated deficit	(9,825,330)

Total stockholders’ equity	5,018,154

Total liabilities and stockholders’ equity	$8,810,129

See accompanying notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	THREE MONTHS ENDED		NINE MONTHS ENDED
	2005	2004	2005	2004
REVENUES
Product sales	$274,442	$150,420	$490,789	$325,420
Licensing fee	1,000,000	---	1,000,000	---

Net revenues	1,274,442	150,420	1,490,789	325,420

COST OF GOODS SOLD	104,059	26,240	157,174	82,340

GROSS PROFIT	1,170,383	124,180	1,333,615	243,080

OPERATING EXPENSES
Marketing and promotion	562,095	---	1,099,786	---
Research and development	140,552	28,358	496,621	300,508
General and administrative	1,567,068	940,665	3,840,300	3,191,258

Total operating expenses	2,269,715	969,023	5,436,707	3,491,766

LOSS FROM OPERATIONS	(1,099,332)	(844,843)	(4,103,092)	(3,248,686)

OTHER INCOME (EXPENSE)
Loss from equity method investee	---	---	(27,000)	---
Interest expense	(24,637)	(50)	(53,906)	(83,932)
Interest income	12,699	2,718	38,505	5,347
Other income (expense)	(11,271)	39,962	486,503	43,730

Total other income (expense)	(23,209)	42,630	444,102	(34,855)

LOSS BEFORE PROVISION FOR TAXES	(1,122,541)	(802,213)	(3,658,990)	(3,283,541)

PROVISION FOR INCOME TAXES	---	---	---	---

NET LOSS	$(1,122,541)	$(802,213)	$(3,658,990)	$(3,283,541)

NET LOSS PER SHARE	$(0.15)	$(0.13)	$(0.50)	$(0.60)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	7,679,500	6,052,655	7,299,700	5,494,909

See accompanying notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,658,990)	$(3,283,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	104,250	31,231
Common stock issued for services	---	1,517,415
Gain on sale of equity method investee	(466,800)	---
Loss from equity method investee	27,000	---
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,607)	25,000
(Increase) decrease in receivables from affiliates	(120,339)	76,377
(Increase) decrease in inventory	(1,963,482)	(204,010)
(Increase) decrease in deposits	1,500	(4,021)
Increase (decrease) in accounts payable and accrued expenses	133,244	(112,645)

Net cash used in operating activities	(5,954,224)	(1,954,194)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(325,460)	(156,027)
Investments	(353,907)	(820,449)
Proceeds from sale of equity method investee	718,000	---

Net cash used in investing activities	(38,633)	(976,476)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(58,907)	(264,758)
Payments on long term debt	(15,069)	(22,796)
Proceeds from issuance of senior convertible debt	3,000,000	1,700,000
Proceeds from issuance of common stock	5,377,710	2,687,176

Net cash provided by financing activities	8,303,734	4,099,622

NET INCREASE IN CASH	2,310,877	1,168,952

CASH and CASH EQUIVALENTS, beginning of period	382,889	593,175

CASH and CASH EQUIVALENTS, end of period	$2,693,766	$1,762,127

See accompanying notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements as of September 30, 2005 and 2004 were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In management’s opinion that all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements for the two years ended December 31, 2004. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company’s 10-KSB filing.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Electric Aquagenics Unlimited, Inc. and its wholly owned subsidiaries Equilease, Inc. and Aquagen International, Inc. (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated, if any.

NOTE 3 - GOING CONCERN
During the current period, the Company incurred significant losses and a negative cash flow from operations. As a result, at September 30, 2005, the Company had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to increase sales and profit margins and control operating expenses. Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the nine months ended September 30, 2005, the Company paid cash for the following:

Interest	$ 30,019
Income taxes	$ ---

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE 5 - COMMON STOCK

In February 2005, the Company successfully completed additional private placement offering of $2,975,000 for 850,000 shares of its common stock at $3.50 per share. Under this offering, the Company received proceeds of $2,630,600, net of offering costs of approximately $344,000 plus placement agent warrants of 73,800 shares.

In June 2005, the Company initiated a private placement offering of $7,000,000 for the equivalent of 2,000,000 shares of its common stock at $3.50 per share. The shares were included as part of an investment unit (the “Unit”) consisting of two (2) share of common stock plus one (1) warrant exercisable at $5.50. Each unit is priced at $7.00. As of September 30, 2005, the Company had received proceeds of approximately $2,300,000, net of offering cost of approximately $300,000.

NOTE 6 - SENIOR CONVERTIBLE DEBT

In September 2005, the Company entered into a Senior Convertible Note with a third party in exchange for $3,000,000. Pursuant to the debt agreement, the note accrues interest at the rate of 3% per annum and is due, principal and interest together, on September 16, 2008. This note may be converted prior to the maturity date, and at any time, by the holder at a price per share equal to $3.00 per share, subject to certain other conversion adjustments.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

In May 2005, the Company entered into a thirteen (13) week radio advertising campaign with ABC Radio Networks to advertise one of its products on a nationally syndicated show. Under the contract, the Company is required to pay $572,000, or $44,000 per week which includes agency commissions of $85,800. As of September 30, 2005, the Company had paid $440,000 on this contract.

In June 2005, the Company entered into an agreement with Tyson Foods, Inc. (“Tyson”) to install an electrolyzed oxidative water (“EOW”) system into Tyson’s poultry processing plant in Tennessee. Under the memorandum of understanding, the Company’s EOW system will be used as a trial for research and development to evaluate the efficacy of EOW in pathogen management on raw poultry products and with the supervision of the USDA/FSIS personnel. The trial will be conducted at no charge to Tyson, but should results be successful, the parties will then undertake to complete a definitive commercial agreement regarding the continued use of the EOW system.

In September 2005, the Company granted an exclusive license and distribution agreement with a third party in exchange for $1,000,000 and future royalty payments. Per the agreement, the licensee was granted the exclusive right to commercialize and exploit the Company’s low-cost, non-toxic electrolyzed oxidative fluids used for cleaning, disinfection, remediation and hydration and to manufacture, distribute and sell the products to certain territories within Central and South America. Royalty payments under the agreement range from 2% - 5% depending on the annual sales volume of the licensee. This agreement automatically renews and shall remain in effect unless sooner terminated by the Company or licensee.

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

We are in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create fluids that clean, disinfect, remediate, and hydrate. We also develop, manufacture and market consumer products that support a healthy lifestyle. The fluids generated by equipment that we manufacture are environmentally safe and non toxic and free from harmful residues associated with chemical based disinfecting and cleaning agents. The electrolyzed fluids created by the EOW system (referred to herein sometimes as the “EO Fluids” or “Empowered WaterTM” fluids”) generated by our equipment will replace many of the traditional products used in commercial, industrial and residential disinfecting and cleaning.

Consumer Products

Our consumer products currently consist of Aquagen® oxygen supplement and wellness products sold primarily through the health food and nutraceutical markets, and Perfect Empowered Drinking Water™, a drinking water that we bottle at a newly constructed bottling facility located at our corporate offices, and the Zero Plus Hand Sanitizer. In May 2005, we entered into a thirteen week radio advertising campaign with ABC Radio to advertise our Zero Plus™ Hand Sanitizer product on the nationally syndicated Sean Hannity Show. The advertisements began running at the end of May 2005, and continued through the beginning of September 2005. In connection with the radio advertising, we entered into an arrangement with a local call center to handle radio orders. The Company did not receive enough orders from the radio advertising to merit a renewal of the advertising campaign.

In May 2005, we established an in-house sales department to sell the Aquagen® products to the health and natural food products industries. We contracted with a private company that consults with companies to increase sales in the health and natural food stores, to set up our in-house sales department. We recently hired two employees to operate the sales department, and this in-house sales department is in full operation as of September 30, 2005.

During the third quarter 2005, the Company began to implement a branding change involving our Aquagen® products. Those products will now be branded under the name “Perfect Oxygenated Therapy™ Products.” The proprietary name Aquagen® will remain on the labels and will be described as the “science” behind the “Perfect” brand of oxygenated products. Our other current Aquagen® products will bear similar “Perfect” brand names. The Company determined that it would be more cost effective and efficient to brand all of its consumer products under the same name.

We also plan to expand the market for our “Perfect Oxygenated Therapy” products and to develop other oxygen based personal use products, such as skin care products, periodontal products and a fungicide product.

April 2005, we launched our new bottled drinking water product, known as “Perfect Empowered Drinking WaterTM.” As of September 30, 2005, our Perfect Water product is being sold in approximately 140 grocery stores, including stores owned or operated by large national or regional grocery operators. Our Perfect Empowered Drinking Water™ is also sold in various other outlets, and will be available for retail sale in approximately 200 outlets, including grocery stores, by November 2005. We will continue to expand our market for this product aggressively, and we anticipate entering into additional distribution agreements with owners or operators of multiple outlets during the fourth quarter of 2005. We are pleased with the growing revenues from Perfect Water and anticipate that our drinking water revenues will be a significant portion of our total revenue in the future.

In addition to our existing consumer product line, we intend to continue to develop and market commercial and residential cleaning products, such as a bottled surface cleaning products that clean, protect and disinfect.

EO Products

On September 16, 2005, we entered into an Exclusive License and Distribution Agreement (the “Agreement”) with Water Science, LLC, a Florida limited liability company. Pursuant to the Agreement, Water Science paid to us a license fee of $1 million in exchange for (a) an exclusive license to commercialize and exploit our EO systems and EO Fluids in the Latin America countries of Mexico, Guatemala, Bolivia, Paraguay, Chile, Honduras, El Salvador, Nicaragua, Brazil, Costa Rica, Suriname, Panama, Colombia, Venezuela, Guyana, French Guyana, Ecuador, Peru, Uruguay, Argentina and Belize (the “Territory”), (b) the exclusive right and license to use our trademarks in connection with the promotion, marketing and sale of our EO technology and products within the Territory, and (c) the appointment of Water Science as our exclusive distributor of our EO systems and attendant technology and products within the Territory.

On September 16, 2005, Water Science also invested $3,000,000 in the Company as convertible senior secured debt. Pursuant to that investment, the Company issued to Water Science a senior secured convertible promissory note in the principal amount of $3 million (the “Note”). The maturity date of the Note is September 16, 2008, and the Note is secured by a senior lien upon all of our assets. The Note is convertible into one million shares of our $0.0001 par value common stock at an initial conversion price of $3.00 per share.

In connection with the issuance of the Note, we granted to Water Science a three year warrant to purchase up to 2 million shares of our $0.0001 par value common stock for a purchase price of $2.76 per share. We also entered into a Registration Rights agreement, whereby we agreed to register shares that underlie the Note and the warrant.

In June 2005, we entered into an agreement with Tyson Foods, Inc. to test our EOW system and EO Fluids in its Shelbyville, Tennessee poultry processing plant. Installation of our EOW system began in July 2005, and as of September 30, 2005, our EOW system equipment was completely installed in Tyson’s Shelbyville processing plant. Initial testing has been favorable, particularly with respect to the use of EO Fluids to kill salmonella on the processed poultry. Testing at the Shelbyville plant is continuing, and we expect testing to be completed by mid December 2005. Once the testing is completed, we will begin the required USDA testing and plant application approval phase for “Online Reprocessing,” a term used in the poultry processing industry relative to governmental processing approvals.

Selected Financial Information

	Nine months ended
	September 30,
	2005	2004
Revenue, net	$1,490,789	$325,420
Gross profit (loss)	1,333,615	243,080
Total Operating Expense	5,436,707	3,491,766
Operating (loss)	(4,103,092)	(3,248,686)
Other income (expense)	444,102	(34,855)
Net income (loss)	(3,658,990)	(3,283,541)

	September 30, 2005	December 31, 2004
Balance Sheet Data:
Cash and Cash Equivalents	$2,693,766	$382,889
Total Current Assets	5,794,86	1,389,556
Total Assets	8,810,129	3,906,959
Total Current Liabilities	577,547	370,792
Long Term Debt	214,428	233,337
Senior Convertible Debt	3,000,000	0
Total stockholders’ equity	$5,018,154	$3,302,830

Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

The Company’s total revenues for the quarter ended September 30, 2005 totaled $1,274,442, an increase of 747.3% over the $150,420 in total revenues for the same period in 2004. For the first nine months of 2005, the Company’s total revenues increased to $1,490,789, representing an increase of $1,165,369, or 358.1%, from the $325,420 in total revenues for the same period one year earlier. The increase in revenues in the third quarter of 2005 is attributable primarily to the Company’s receipt of a one time $1,000,000 license fee payment by Water Sciences in exchange for a license of some of the Company’s technology for use and exploitation in certain Latin America countries.

Revenues from product sales increased 82.5% in the third quarter of 2005 when compared to the same period one year earlier, from $150,420 in third quarter of 2004 to $274.442 in the third quarter of 2005. Likewise, revenues from product sales during the first nine months of 2005 increased 50.8% over the revenues from product sales during the same period in 2004, from $325,420 in the first nine months of 2004 to $490,789 in the first nine months of 2005. The increase in revenues from product sales is due primarily to increased sales of the Company’s line of consumer products, particularly drinking water and hand sanitizer. Some of the increase in sales of consumer products can be attributable to the nationally syndicated radio advertising by the Company with respect to its hand sanitizer product. Management has determined that the sales generated by the radio advertising campaign were below anticipated revenues, and the advertising program will not be renewed.

With respect to its product sales, the Company’s cost of goods increased as a percentage of sales from 17.4% in the first quarter of 2004 to 37.9% in the first quarter of 2005. This increase is more a function of the cost of goods being lower than anticipated during the first quarter of 2004 than the cost of goods increasing during 2005.

Research and development expenses incurred in the first three months of 2005 were 395.6% higher than those expenses incurred during the same period one year earlier, having increased from $28,358 in the first quarter of 2004 to $140,552 in the first quarter of 2005. This increase is primarily attributable to the increased research and development that has gone into the design, installation and testing of EOW equipment in Tyson’s Shelbyville poultry processing plant, and in the continued development of new consumer products. It is anticipated that, as the testing is completed at the Shelbyville plant, the research and development expenses will decrease from their level in the third quarter of 2005.

The Company’s general and administrative expenses totaled $1,567,068 during the three months ended September 30, 2005, compared to $940,665 during the same period of 2004. This 66.6% increase in general and administrative expenses is attributable to several factors, primary of which has been the hiring of several management personnel, including senior marketing and technical individuals, as well as the expenses associated with the negotiation and closing of the license and investment transaction with Water Science in September 2005.

Liquidity And Capital Resources

At September 30, 2005, we had cash and cash equivalents of $2,693,766, compared to $382,889 at December 31, 2004. The increase in cash is attributable to the Company’s receipt during the third quarter of 2005 of a $1,000,000 license fee and $3,000,000 in subordinated debt proceeds. In addition, in June 2005, the Company commenced a private placement offering to sell 1,000,000 units to accredited investors. Each unit consisted of two shares of common stock and one warrant to purchase a share of common stock, exercisable through December 31, 2006 at an exercise price of $5.50 per share. Through September 30, 2005, the Company raised proceeds $2,247,012, net of offering costs of approximately $279,138. The Company also granted to the placement agent five (5) year warrants to purchase a total of 78,885 shares of the Company’s common stock at an initial exercise price of $5.50 per share. On September 14, 2005, the Company lowered the exercise price of all warrants under the offering to $3.17.

Management recognizes that additional funding will be required to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of equity and/or funding. In addition, management is expecting an increase in cash flows through continued increases in revenue.

If we do not raise sufficient funds in the future, we may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Financing transactions in the future may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The Company may also consider additional grants of licensing arrangements to allow third parties to develop and sell the Company’s technologies in other parts of the world.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 1, 2005, the Company issued 321,429 shares of its restricted $0.0001 par value common stock to Aquagen International, Inc. in exchange for all of the assets of Aquagen International, Inc., pursuant to the terms of Amendment No. 1 to the Agreement and Plan of Acquisition between Aquagen International, Inc. and Electric Aquagenics Unlimited, Inc. in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

On July 21, 2005, the Company issued 17,986 shares of its restricted $0.0001 par value common stock to Mel Gulbranson in exchange for cash in the amount of $1.85 per share pursuant to the exercise of a warrant in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933. The proceeds from the sale of the securities were used by the Company for general working capital.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on September 30, 2005. The holders of 4,154,011 (51.7%) of the Company’s 8,026,359 outstanding shares as of the record date were present at the meeting in person or by proxy. The only matters submitted to a vote of shareholders were (i) the election of five (5) directors, (ii) the adoption of a 2005 Stock Incentive Plan and the allocation of 1,000,000 shares of the Company’s common stock to the Plan, and (iii) ratification of the appointment of Hall & Company as the Company’s independent registered public accountants for the year ending December 31, 2005. The stockholders elected the following individuals to serve on the Company’s Board of Directors until the next annual meeting of stockholders or until their successors are duly elected and qualified:

Name of Nominee	Votes For	Votes Withheld or Against
Gaylord M. Karren	4,126,111	27,900
John Hopkins	4,118,969	35,042
Jay S. Potter	4,125,969	28,042
William J. Warwick	4,125,969	28,042
Robert L. Rowley	4,125,969	28,042

With respect to the proposal to adopt the 2005 Stock Incentive Plan and the allocation of 1,000,000 shares of the Company’s common stock to the Plan, 3,163,635 shares voted for the proposal, 66,589 shares voted against the proposal, and 145,918 shares abstained from voting on the proposal.

With respect to the proposal to ratify the appointment of Hall & Company as the Company’s independent registered public accountants for the year ending December 31, 2005, a total of 4,079,855 shares voted for the proposal, 14,814 shares voted against the proposal, and 59,342 shares abstained from voting on the proposal.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.1	Amendment No. 1 to the Agreement and Plan of Acquisition Between Aquagen International, Inc. and Electric Aquagenics Unlimited, Inc., dated September 1, 2005

31.1	Rule 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Rule 906 Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K.

During the quarter ended September 30, 2005, we filed with the Securities and Exchange Commission Current Reports on Form 8-K as follows:

(i)     On July 5, 2005, we filed a Current Report on Form 8-K regarding an agreement with Schneider Foods, one of Canada’s largest producers of premium quality food products, to install the Company’s Empowered Water™ Pathogen Intervention System in one of Schneider Foods poultry processing facilities located in St. Mary’s, Ontario, Canada.

(ii)     On August 11, 2005, we filed a Current Report on Form 8-K announcing that the beta installation of our Empowered Water™ pathogen intervention system at a supermarket operated by Whole Foods Market, Inc. in Atlanta, Georgia in April 2005 resulted in our first receipt of a first purchase order from a customer in the grocery industry to purchase our Empowered Water™ pathogen intervention system.

(iii)     On September 22, 2005, we filed a Current Report on Form 8-K, reporting our entry into an Exclusive License and Distribution Agreement with, and our sale of convertible senior secured debt securities to, Water Science, LLC, a Florida limited liability company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on November 14, 2005.

ELECTRIC AQUAGENICS UNLIMITED, INC.

By:	/s/ Gaylord M. Karren
Gaylord M. Karren
Principal Executive Officer and Principal Financial Officer