Form 10KSB
period 2005-12-31
ELECTRIC AQUAGENICS UNLIMITED INC
filed 2006-04-17
CIK 1170816

THE UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, $0.0001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for its most recent fiscal year: $676,502

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of April 14, 2006 the registrant had 9,417,580 shares of common stock, par value $0.0001, outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of April 14, 2006, was $ 18,370,940.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-KSB. However, this list is not intended to be exhaustive; many other factors could impact our business, and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although we believe that the forward-looking statements contained in this Form 10-KSB are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements contained in this section, and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-KSB. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ELECTRIC AQUAGENICS UNLIMITED, INC., a/k/a EAU Technologies, Inc. (referred to herein sometimes as “EAU,” “we,’ “us,” or the “Company”), is in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create fluids. These fluids have various commercial applications and may be used in commercial food processing organic or non-organic agricultural and consumer products that clean, disinfect, remediate, hydrate and moisturize. The processes for which these fluids may be used are referred to in this Report (this “Report”) as the “EOW Technology.” For example, our food and agricultural treatment products systemically treat all facets and phases of the food chain, from soil to animal feed to meat processing, by eliminating dangerous and unhealthy pathogens and augmenting the food chain with organically based and highly effective supplements. We also develop, manufacture and market consumer products that support a healthy lifestyle, such as our Perfect Empowered Drinking Water™, Perfect Oxygenated Therapy™ products and our Perfect Hand Sanitizer and Protectant™. The fluids and products are environmentally safe and non-toxic and do not contain or leave harmful residues associated with chemical-based supplements, disinfecting and cleaning agents. The electrolyzed fluids created by the EOW Technology (referred to herein sometimes as the “EO Fluids” or “Empowered WaterTM”) generated by our patented and specialized equipment currently replace many of the traditional products used in commercial, industrial and residential disinfecting and cleaning.

We have identified the following industries for early stage sales and marketing focus: 1) poultry processing, 2) bottled drinking water and consumer products, and 3) agricultural products the (“Primary Markets”). As of the date of this Report, the Company was focused on these markets because it believes that it has a competitive advantage, a leading strategic industry partner, and/or can provide an attractive value-added proposition. To penetrate these markets, EAU has entered into or is negotiating joint venture agreements with industry-leading partners that have significant existing market share or have found high-level industry professionals to join the Company to manage the particular market.

We have obtained patent protection on three separate facets of electrolyzed fluids as well as the water generating technology. Additionally, we have patents pending on poultry processing, and we have numerous provisional patent pending applications filed to protect new processes and products, as described herein. Past revenues have been primarily generated from equipment sales to the carpet and living surfaces industries, and some consumer product sales, but we will seek to derive future EOW Technology revenues from recurring fees charged to customers based on per-unit or per-gallon of fluid used after equipment is installed. Additionally, we will seek to drive our consumer and agriculture products to greater revenues in the future.

Products and Related Markets

EOW Technology

We intend to sell electrolyzed fluid that is produced by our generators, which are placed on-site at commercial processing facilities, particularly in the food products sectors that require high volumes of non-toxic sanitizing fluids. This market niche should allow us to exploit the fact that our non-toxic products are less expensive and more effective than toxic chemical treatments, which are currently used worldwide. The quantity of electrolyzed sanitizing fluids can be metered, and the user of the generator will either pay a set price per unit of fluid drawn from the generator, or will pay a fee based on the number of units, such as animal carcasses, that are treated with our electrolyzed water products. As of the date of this Report, generators are being demonstrated and tested in multiple commercial applications.

In June 2005, we entered into an agreement with Tyson Foods, Inc., to test our EOW Technology and EO Fluids (the “EOW System”) in its Shelbyville, Tennessee, poultry processing plant. Installation of our EOW System began in July 2005. As of September 30, 2005, our EOW System was completely installed in Tyson’s Shelbyville processing plant. The initial phase of the testing, conducted by Tyson, yielded sufficient efficacy results in killing salmonella on the processed poultry to continue the testing. Independent testing analysis conducted by ABC Research, Inc., in Gainesville, Florida, revealed post-chill salmonella reduction by our EO Fluids in the Shelbyville plant that was well below control samples and substantially below USDA required compliance standards. The testing was delayed in order to allow us to enhance our EOW System operations and conduct additional research and development. Testing resumed in late February 2006 and continues to date.

As of the date of this Report, the Company maintained an inventory of several EOW generators sufficient to meet demand. We have established relationships with independent manufacturing facilities to assure that we are able to meet any dramatic increase in demand for our products. Using components supplied by reliable third parties, we believe that our generator technology is not exposed to any problems related to using a single source supplier. Generators that will be capable of generating greater volumes have been developed, primarily for installation in poultry, beef and produce processing and poultry facilities and in other high use areas.

Our current product line consists of several different commercial generators varying in volume capacity and active ingredient concentrations. The volume and concentration levels vary widely by industry and application. Commercial generators have an expected lifespan of approximately three years, at which time the cells must be recoated. This may lead to recurring sales, creating additional and ongoing revenues. Our current models range in price from $25,000 to $1,600,000.

EOW Fluids can have varying strength and properties. We have created products by researching and testing the cleaning and sanitizing characteristics of EOW Fluids with varying electrical charges, pH levels and ppm (parts per million) of hypochlorous acid. We are able to create new applications for electrolyzed water by producing various models of our electrolyzing machines, which can create electrolyzed water to meet the needs of specific markets and their application requirements.

The versatility of our EOW Technology is unique in the marketplace. Beyond our initial focus in our three Primary Markets, our EO Fluids can be used in the following areas dairy: beef, oyster, and fish processing; produce cleansing; flower preservation; and mold remediation. The Company produces its electrolyzed fluids through an advanced continuous-flow electrolysis process using the basic raw materials of water, electricity, and sodium chloride (salt). EAU’s generators produce the following EOW Fluids:

•
Primacide A is a disinfecting and sanitizing fluid that kills bacteria; yeast; molds; viruses, including e-coli, salmonella, staphylococcus, streptococcus, lysteria, camphlyobacter, vibrio vulnificus; and hundreds of other organisms. It is highly oxidative and acidic due to its pH of 2.4 and positive 1150 millivolt (one thousandth of a volt) ORP (oxidative reduction potential) and hypochlorous acid concentration of 10 to 150 ppm. Primacide A can be applied to a wide variety of surfaces. Hands sprayed with Primacide A and then wiped with a micro fiber cloth were found to have less residual bacteria and other microbes than hands cleaned using 62% alcohol. Tests performed by the University of Georgia Food Science Department indicated that Primacide A can be used to sanitize and wash meat carcasses, strawberries, lettuce, cabbage, carrots and other vegetables. Surfaces such as floors in hospital operating rooms, bench tops, treatment tables, cutting boards and other surfaces can be effectively sanitized by cleaning with Primacide A. Further tests performed at the University of Georgia Poultry Science Department have established successful and dramatic log reductions of organisms in chicken chillers and also in in-line spraying. We have filed and received patent protection for the washing and sanitizing of eggs and expect to receive additional patent protection for other uses of Primacide A.

•	Primacide B is an alkaline based cleaner. Primacide B is created in the electrolysis process with a sodium hydroxide ion attached to the oxygen and hydrogen molecules. It emulsifies oils, fats and other lipids, but has no surfactant base and therefore leaves no residue when used to clean surfaces. It has a pH of 11.0 to 11.5, and is therefore very alkaline. Its alkaline nature and its negative (960) millivolt ORP result in a product that is effective in emulsifying oil and grease. Primacide B is primarily a cleaner with some bacteria killing properties, but is significantly slower and less effective as an anti-bacterial agent than Primacide A. We have submitted provisional patent applications to the United States Patent and Trademark Office to approve Primacide B for many uses. We have now received a patent for using Primacide B in carpet cleaning. We recently applied to the U.S. Patent and Trademark Office for a utility patent relating to Primacide A and Primacide B as cleaners and sanitizers of all hard surfaces.

•
Primacide C is a product that was developed by the University of Georgia by Dr. Yen Con Hung and company executives to stabilize acid water (Primacide A). This process has been submitted for patent protection and is currently pending. The Company has recently filed an enhancement patent application to further secure the stabilized acid water technology under its own name. We hold an exclusive, worldwide license for this patent pending technology from the University of Georgia for the life of the patent. This product is useful in applications ranging from spraying on produce in grocery stores to consumer products requiring a longer shelf life

Zerorez Franchising Systems (“Zerorez”) is a national carpet and surface cleaning company and a related party to the Company. In March 2001, we entered into an exclusive agreement with Zerorez and renewed the exclusive nature of the arrangement with Zerorez in February 2006, which provides that Zerorez franchisees will purchase our EOW Technology generators to produce Primacide B for use in their carpet and surface cleaning businesses. Zerorez has thirty-eight national franchisees.

Consumer Products

Our consumer products currently consist of the following: Perfect Oxygenated Therapy supplement and wellness products, formerly marketed under the brand name Aquagen® (as discussed below), and sold primarily through the health food and nutraceutical markets; Perfect Empowered Drinking Water™, a drinking water that we bottle at our bottling facility located at our corporate offices; and the Perfect Hand Protectant and Sanitizer™ products. We also are working on a foot spray, Sanitizer and Perfect Foot Defense™, to be marketed in the future.

In May 2005, we established an in-house sales department to sell the Perfect products to the health and natural food products industries. We contracted with MarkEd Solutions, a private company that consults with companies to increase sales in the health and natural food stores, to set up our in-house sales department. We hired two employees to operate the sales department. Our in-house sales department was fully operational as of September 30, 2005.

During the fourth quarter of 2005, we changed our brand of Aquagen® products to a new brand name designated “Perfect Oxygenated Essentials™.” Thus, our Aquagen® oxygen supplement products are marketed as “Perfect Oxygenated Essential, Oxygen Supplements.” Because Aquagen® is a proprietary name with a twelve-year history, we will retain the name Aquagen® on our labels, but describe it as the “science” behind the Perfect brand of oxygenated products. Our other current Aquagen® products will bear similar “Perfect” brand names. We believe that it will be more cost-effective to brand all of our consumer products under the same name. This will assist our marketing efforts in creating a consistent and recognized line of products. As our Perfect Empowered Drinking Water’s distribution expands, we will be able to add our other oxygen-based products to the distribution channels. We believe that having similar labels will better help brand all of our oxygen based consumer products. All of the Aquagen® product labels will be changed to conform to the Perfect Empowered Drinking Water™ label.

Our current Perfect Products are as follows:

•
Perfect Oxygenated Essentials™ Products. These include Perfect Oxygen Essentials™, the regular-strength stabilized oxygen supplement, Perfect Oxygen Maximum™, the maximum-strength stabilized oxygen supplement; Perfect Sports Drink™, a unique pre-sport drink; and the Perfect Colon Cleanse™, a tablet that helps colon wellness and detoxifies the intestinal tract. Although these products are now sold primarily in the heath food markets, we intend to move these products into mainstream retail and grocery store locations for sale. The Company also plans to expand the market for our “Perfect Oxygenated Essentials™” products and to develop other oxygen-based, personal use products, such as skin care products and periodontal products.

•
Perfect Empowered Drinking WaterTM. In April 2005, we launched our new bottled drinking water product known as “Perfect Empowered Drinking WaterTM” As of April 13, 2006, our Perfect Water product has been sold in approximately 200 grocery stores, including stores owned or operated by large grocery operators such as Associated Foods and the Kroeger Company. Our Perfect Empowered Drinking WaterTM is also sold in various other outlets, and will be available for retail sale in approximately 350 outlets by June 1, 2006. The Company has signed agreements to distribute the product in Smith’s Food stores (a Kroeger company), Sedano’s Supermarkets, located generally within the greater Miami, Florida area, Albertson’s Food Stores and Associated Food Stores. In total, approximately another 500 Stores will begin selling our products by July 2006. We plan to expand our market for this product aggressively, and we anticipate entering into additional distribution agreements with owners or operators of multiple outlets during 2006 and 2007.

•
Perfect Hand Protectant and Sanitizer™. Our patented hand sanitizer product is a unique antimicrobial cleaning product (with less than 20% alcohol content) that helps eliminate bacteria, viruses and other dangerous pathogens on the hands and provides a protective shield that helps eliminate the pathogens for up to sixty hours. We initiated an aggressive radio campaign on the ABC Sean Hannity radio program in 2005 and realized some Internet sales. We recently received our first order from Smith’s Foods to place the hand sanitizer in many of its grocery stores for sale. We anticipate placing the hand sanitizer product in retail grocery stores along with our Perfect Empowered Drinking Water™.

•
Perfect Foot Defense™. The Perfect Foot Defense™ product employs a technology similar to that of the Perfect Hand Protectant and Sanitizer™. It has proven highly effective in killing bacteria and microbes on feet, and we believe it is far more effective than any other antimicrobial foot products on the market today. We intend to commence marketing this product in 2006.

•
Perfect Formula 116™. This product consists of 116 vitamins, enzymes and minerals in a dietary supplement. Perfect Formula 116™ is manufactured by Dr. William Jackson as part of his Human Wellness program pursuant to a join venture relationship with Dr. Jackson, described below, and will be marketed in the health food and nutraceutical industries.

Agriculture

In April 2005, we sold one of our P-35 EO generators to Esmeralda Farms, a 30-year old world-wide floral company based in Miami, Florida. The EO Fluids were used to clean and disinfect flowers and floral products grown or produced by Esmeralda. Esmeralda currently owns large floral farms in Ecuador, Peru, Costa Rica and Columbia. Esmeralda is the only South American importer that sells floral products produced by its wholly owned and operated farms in Colombia, Ecuador, Costa Rica and Peru. Esmeralda’s headquarters in Miami directs the world-wide sales and marketing of its flowers to wholesalers in the U.S. and Canada. European distribution is handled by a subsidiary company in Holland. Esmeralda’s tests have proven successful, and it has elected to proceed with integrating our EOW Systems and EO Fluids into its South American operations. Our EOW System will be distributed by Water Science, LLC, a Florida limited liability company (“Water Science”) principally owned by Esmeralda’s CEO and Chairman of the board of directors, pursuant to an “Exclusive License and Distribution Agreement,” entered into with Water Science, LLC, and described in more detail in this Report.

In November 2005, we entered into a Joint Venture Agreement with Dr. William Jackson to market and sell his numerous agricultural products worldwide (the “Agricultural Products”). The Agricultural Products are generally organic with highly effective soil restorative and rejuvenative properties. The Agricultural Products and Dr. Jackson’s horticulture product line work with nature to improve soil and plant quality and productivity for increased beauty, yield, and profitability. These products are not considered “plant food” as they do not “directly feed” plants. The Agricultural Products:

•	promote beneficial microorganism replication and activity;
•	aid in humification to accelerate the formation of “live” topsoil - nature's perfectly balanced plant food;
•	balance soil’s pH levels; and
•	provide optimum growth and productive environments for plants.

The Agricultural and horticultural Products are segregated as follows:

•	Agricultural/Horticulture—Bio-N-Liven, The Carbon Answer, and The Mineral Electorlyte Answer;
•	Commercial and Industrial--The Cleaner Answer and The Disinfectant Answer;
•	Livestock/Animal—The Horse Power Answer, The Sweet-E-Answer, The Swine Answer, the Livestock Answer, The Poultry Answer, and The Cattle Answer; and
•	Environmental—The Bio-N-Liven Answer, The Cleaner Answer, and The Carbon Answer.

The Agricultural Products’ initial testing by Water Sciences has proven them to be efficacious in numerous commercial applications.

Initial Agricultural Markets

Our initial agricultural markets will be soybeans, bananas and tomatoes.

Soybeans - In 2004, 3.107 billion bushels of soybeans were produced in the United States, comprised of 75.2 million acres (or 30.4 million hectares). The average price paid to U.S. farmers was $5.65 per bushel, with the total crop value in 2004 over $17 billion. A major problem affecting the domestic soybean crop is the soybean aphid, an Asian soybean pest that invaded the United States in 2000 and transfers soybean rust, which can be deadly to the soybean crop. Some pesticides have proven effective against soybean rust; however, soybean losses with pesticides in the soybean market in 2004 were over $120 million. It is well documented that pesticides, although often effective against agricultural pests, have deleterious effects to soils, other plant life, animal life and the environment.

Testing has proven that our EOW Technology is an efficacious killer of soybean rust. Our Agricultural Products can restore and revitalize soil damaged by pesticides used against the soybean aphid. We intend to aggressively market our products to this segment in 2006.

Bananas - Approximately 70% of the world banana industry is comprised of three U.S. based trans-national companies: Chiquita, Dole and Del Monte. World banana production averages 85 million tons per year. The ten major banana producing countries accounted for 80% of total banana production in 2004. India, Ecuador, Brazil and China alone produced half of total bananas. Hawaii is the only significant banana producing state in the United States with 1,360 total acres that produce about $8.1 million worth of bananas annually.

Banana “bunchy top virus” is one of the main problems affecting the banana industry. It is transmitted by banana aphids, and there is currently no cure for it. The only solution is to uproot the entire plant and those around it. Plants infected at a young stage simply do not produce fruit and their leaves shrivel. Plants that do produce fruit rot and then shrivel. Another significant disease that plagues the banana plant is “black cancer.” The black cancer is treated by spraying dangerous pesticides that damage fish and plants indigenous to the banana plantations and the ecosystem. There are instances of severe birth defects manifested in habitats in and around the banana fields (as per current litigation described below) as well as sterility, impotence, depression and stomach cancer. The black cancer also kills approximately 25% of the worldwide banana crop annually. Aerial spraying and pesticide runoff contaminate water used by workers, their families and nearby communities.

Approximately 1,400 pesticides are being used worldwide to combat these viruses, including:

•	Herbicides- destroy unwanted weeds and plants;
•	Insecticides- kill insects and other arthropods;
•	Rodenticides- control mice and rodents; and
•	Fungicides- kill fungi.

In testing in the United States and Latin America, our EOW Technology has proven effective in killing black cancer as well as other fungi and bacteria that infest and damage banana crops. Because our technology and products are non toxic, there is no negative impact to the environment and to communities situated in and around banana plantations.

The Company believes that its technology is a solution to black cancer and other bacteria, and that it is more effective than current pesticides, without the residual dangerous and unacceptable environmental, social and medical side effects.

Tomatoes -- Florida is the largest fresh market tomato producing state in the United States. In the 2004-2005 seasons, Florida harvested approximately 42,000 acres of tomatoes, worth roughly $662,000,000. The total cost to produce and harvest tomatoes in Florida is an average of $11,600.00 per acre.

“Late blight” is a new problem in the United States that infests tomatoes. It is a fungus that is not harmful to humans but can destroy entire tomato fields in one week. The fungus rots the tomato first and then the plant dies. Our EO Fluids and EOW Technology are effective in containing and eliminating this fungus.

Other Markets, Products and Industries

Some of the other markets and industries that are attractive channels for our EOW Technology and other products and services are listed below. We intend to focus on these markets after we attain targeted revenues in our current market channels.

Mold Remediation - Mold remediation is a multi-billion dollar industry that consists of home and commercial cleanup and reconstruction, generally following disasters such as floods or fires. One of the biggest opportunities for EAU’s technology is its application to mold remediation. The Company’s electrolyzed fluids can be employed to “physically” kill mold spores and break down associated mycotoxins.

Medical - The medical industry is in dire need of new and more effective sanitizing and disinfecting solutions. We believe that our EOW Technology will work well in many facets of the medical industry. However, the regulatory, environmental and governmental restrictions and requirements to operate in the market will require significant capital and personnel expenditures. We intend to look for appropriate joint venture partners to assist in this market.

Fish Processing -- We believe that our EOW Fluids are an excellent sanitizer in seafood processing houses. Initial tests were conducted recently on fish in the Cook Islands and were effective. We proceed into this market when we are solidly placed in the poultry and beef processing industries.

Grocery Store Produce and Meat Departments -- We have entered into a distributorship agreement with KES Science and Technology of Kennesaw, Georgia, an international leader in the produce spraying industry, to add Primacide A and C to their current produce spraying systems. This application may also be used by grocery store meat departments as a cleaning agent and disinfectant on cutting surfaces where multiple products, such as beef, poultry and seafood are cut and packaged, and where cross contamination commonly occurs. Using our electrolyzed fluids, a store’s processing machinery and floor surfaces can be cleaned and sanitized without the use of toxic chemicals. We intend to watch this market carefully during this next year and if further entry is fiscally sound, we plan to dedicate some resources to further exploration of this market.

Dairy - The Company commenced hydration and production test on dairy cattle in November of 2005. Initial results have produced a significant increase in milk production and milk fat while maintaining the protein content. Feed supplement tests utilizing our organic agricultural products are currently underway. Due to these significant test results, the Company is considering expanding its investment into the application of its technology in both the dairy and the beef feedlot market channels.

Markets and Distribution

We presently market our existing products in our identified market channels (poultry processing, agriculture and consumer products). Future plans include enhancing our current products, and introducing new products and features to meet changing customer requirements and evolving industry standards, as opportunities arise and are fiscally reasonable. Our present products are based on the use of EOW Technology, to kill bacteria, viruses and fungus and to clean the living environment without the use of toxic chemicals. Our oxygen therapy products enhance a customer’s personal wellness. Our agricultural products stimulate plant growth and animal productivity.

Our products meet the growing demand for safe foods and environmentally friendly, non-toxic disinfectants and cleaning fluids. Consumers are becoming more aware of the detrimental effects of toxic products, chemicals, and biocides (as evidenced by the preponderance of anti-microbial agents). As a result, we have an opportunity to penetrate and sell our products in these markets because our products are more cost-effective and completely non-toxic. Our Agricultural Products also provide an organic alternative at a reasonable price. Not only do we provide an ecologically safe alternative to toxic cleaning chemicals and pesticides, but we also provide products that help sustain a safe home environment. We have identified a large number of potential markets for our products within specific industry channels, but will focus initially on developing and marketing in the protein processing, agricultural and consumer product industries.

The safe food, sanitizing, disinfecting, agricultural and cleaning industries are currently using products and methodologies that have increasingly expensive environmental consequences as compared to our Fluids and our other products. We believe that our products provide an attractive alternative to the chemicals and other toxic substances currently being used.

Manufacturing and Sources of Supply

We presently assemble the equipment being used for testing. Eventually we will outsource to third parties the majority of manufacturing and assembly of electrolyzed water generator components that comprise our EOW Technology. In the future, outsourcing generator manufacture and assembly will enable us to benefit from the manufacturing capabilities of those who can accommodate significant increases in production volume as necessary. We are in discussions with several potential manufacturing partners. However, as of the date of this Report, we do not intend to enter into any single long-term contract related to generator manufacture.

We manufacture our Prefect Empowered Drinking Water™, as well as our Perfect Oxygenated Essential™ products in our Lindon, Utah, plant. We purchase the Perfect Hand Protectant and Sanitizer™ and Perfect Foot Defense™ from the manufacturer under an exclusive worldwide license. We also purchase our Agricultural Products from Dr. William Jackson under our exclusive Joint Venture Agreement, discussed above.

Distribution

Currently, we coordinate the distribution and shipping of our consumer products from our headquarters in Lindon, Utah. In the past, we have taken custody of generators after their manufacture by subcontractors and have distributed them directly from our headquarters. However, in the future, as generator sales volume increases and our electrolyzed fluid product lines are launched, we intend to use a network of resellers, possibly consisting primarily of our employees and also third party distributors with established distribution channels to assist with the marketing of our consumer products.

We assemble and distribute our oxidative water generators from company facility plant in Kennesaw, Georgia.

Competition

There is broad competition in the market for disinfecting, sanitizing, and surface cleaning products as well as agricultural products that employ dangerous pesticides. Many of our competitors are extremely large, financially healthy companies, which have substantial market share and name recognition, and easy access to marketing outlets and capital markets. Many of these companies are able to frequently update and expand their products, introduce new products, and diversify product offerings. These other companies with substantially greater financial, creative and marketing resources, and proven histories, may decide to enter and effectively compete in some or all of our markets, which could adversely affect our operations. Nonetheless, we believe that the consumer markets for our Oxygenated Essential products and our Agricultural Products are vast.

We believe our products are unique because of their effectiveness and price, and because they are environmentally safe and non-toxic. Based on these reasons, we believe that we will be able to capture a portion of the market for environmentally safe and non-toxic cleaning products, for the specific consumer products we market and for our Agricultural Products, although there can be no guarantee that we will be successful in these plans.

Governmental Regulation

Because many of our products are sanitizing products and have applications related to food industries, existing governmental regulation have a large potential effect on our new products. We frequently will be required to obtain approval or favorable designations from governmental agencies, such as the FDA, USDA, EPA, NOP, and others, in order to bring new products to market. We believe that our current applications for electrolyzed water products are subject to sections of the United States Code of Federal Regulations that contain the regulations created by the FDA. Commercial laboratories such as National American Medical Science Association (NAMSA) have performed additional toxicity tests. At the levels and concentrations produced by our generators, the electrolyzed water tested so far has shown no toxicity. Further approvals will be required when we advance our products into the medical and certain health care industries. These approvals can be costly and time consuming. We intend to approach each sector based on market demand and capital availability.

The active ingredient in our electrolyzed fluid Primacide A and C is hypochlorus acid. When combined with the oxidation-reduction potential of a positive 1,150 plus millivolts, hypochlorus acid and low pH makes Primacide A and C effective disinfectants. We have established that our particular method of creating hypochlorus acid through the electrolysis process is generally recognized as safe for indirect food contact and food surfaces substance. Our Hand Protectant and Sanitizer™ and Perfect Foot Defense™ are listed with the FDA.

We have submitted a request to the EPA to register our commercial fluid generator as a pesticide device. The EPA concluded that even though our products are exempt from tolerances, we are required to register our products. We intend to obtain required EPA and FDA approvals for our consumer products. We have a small but effective staff of three (3) regulatory scientists and specialists to ensure this process is completed properly, completely and competently.

Trademarks & Proprietary Rights

The name Primacide is registered with the U.S. Patent and Trademark Office. The names “Primacide A,” “Primacide B,” “Primacide C,” “EAU,” “Empowered Water,” “Empowering Water,” “Empowered Ice,” EAU Technologies, Inc.,“Electric Aquagenics Unlimited,” “Aquagen,” “Perfect Empowered Drinking Water,” “Perfect Oxygenated Essentials,” “Perfect Hand Protectant and Sanitizer,” “Perfect Sports Drink,” “Perfect Pre-Sports Drink,” “Perfect Colon Cleanse,” “Perfect Formula 116,” “Perfect Foot Defense,” and “Perfect Oxygenated Supplements” are some of our trademarks.

We have filed several provisional utility patent applications with the U.S. Patent and Trademark Office. Two patents have been issued (for carpet cleaning and egg sanitization) while others are in pending or application status. We have entered into an exclusive license for certain stabilized acid water (Primacide C) technology developed by the University of Georgia. Two other patent applications that have been filed by us involve stabilizing our Primacide C product and a process application for poultry processing. We also have a worldwide license to market and sell the Perfect Hand Protectant and Sanitizer™ and the Perfect Foot Defense™, and a worldwide license to market and sell the Agricultural Products.

We retain patent counsel, Bracewell and Giuliani, LLP located in Houston, Texas, to prepare other patent applications related to the use of Primacide A, B and C in various cleaning and disinfecting applications. In addition to several utility applications, a process patent application has been filed for the water generator and stabilization processes, including Primacide A, B and C.

Research and Development

The goal of our research and development activities is to continue to seek environmentally safe products for our customers that address the limitations and dangers caused by chemical sanitizers. Our efforts are also focused on researching and testing the cleaning and sanitizing characteristics of electrolyzed water with varying electrical charges and pH levels. Our research focuses on the ability and range of efficacy of our electrolyzed water to kill specific microorganisms. We are attempting to develop new technologies, applications and products that will:

•	generate electrolyzed water that has a slower oxidation rate;

•	sanitize agricultural products;
•	enhance current products for further use in carpet cleaning;
•	sanitize and disinfect hard and soft surfaces;
•	provide superior personal care;
•	create more effective and easier to use home surface sanitation products;
•	develop new products that benefit from our Empowered Water® and Aquagen® technologies; and
•	provide a superior drinking and commercial-use water product.

Our research and development expenditures totaled $1,172,027 in 2005, $405,397 in 2004, and $206,500 in 2003.

RISK FACTORS RELATING
TO OUR BUSINESS

We cannot guarantee that we will continue as a going concern because we have not yet been successful in establishing profitable operations.

We have received a report from our independent auditors on our financial statements for fiscal years ended December 31, 2005 and 2004. The footnote to our financial statements list factors, including recurring losses since incorporation, that raise some doubt about our ability to continue as a going concern.

It is difficult for third parties to evaluate our likely future performance because we are an early stage company without long operating history.

Since our incorporation in March 2000, we have been engaged in start-up and development activities. We have operated at a loss, and losses are expected to continue. We have little operating history upon which a third party may base an evaluation of our likely future performance.

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

As of the date of this Report, we have generated limited revenues and incurred significant losses. We have never been profitable and continue to incur losses from operations. We may never generate sufficient revenue, income and cash flows to support our operations. We expect to incur losses because we anticipate incurring significant expenses in connection with developing our generators and products, expanding markets, and building brand awareness. Our future revenues could decline by reason of factors beyond our control such as technological changes and developments, downturns in the economy and decreases in demand for sanitizing electrolyzed fluid related products. If we continue to incur losses, if our revenues decline or grow at a slower rate, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the value of common stock may decline.

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

We believe that period-to-period comparisons of our operating results are not a good indication of our future performance because of variables, which include:

-	Growth rate of the market for environmentally friendly sanitizing products;

-	Our ability to attract and retain customers;

-	Our ability to upgrade, develop and maintain our systems and infrastructure;

-	Amount and timing of operating costs and capital expenditures relating to business expansion and infrastructure;

-	Delays in developing and introducing new products;

-	Announcement, introduction and market acceptance of new or enhanced sanitizing products by competitors;

-	Governmental regulation of our products by agencies such as the FDA, EPA, or others.

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

Convertible promissory notes totaling approximately $82,214 along with warrants issued to Castle Arch Bridge Fund, L.L.C. and Charles and Donna Bergh, following the filing of the original registration statement for this offering may not be deemed exempt transactions under Section 4(2) of the Securities Act of 1933 and, therefore, would expose us to potential liability under Sections 5 and 12 of the Securities Act of 1933 and state blue sky laws. Actions disputing the legality of the issuance could be brought in state or federal courts by the SEC, state agencies or the security holders. Damages in the event the sale of the convertible promissory notes are held not to be exempt transactions could include court ordered disgorgement of the $82,214 note proceeds, payment of interest to the holders of the securities for the period we held the $82,214, and court fees and costs awarded to the holders of those securities.

GENERAL RISKS RELATING TO THE SANITATION AND CLEANING INDUSTRIES.

Competition from major companies may decrease our market share, net revenues and gross margins.

Competition in the chemical based disinfecting and surface cleaning products market is intense, and we expect competition to increase. Companies such as SC Johnson, The Clorox Company, Dow, and Procter & Gamble dominate the market. It is possible that large companies that sell chemical based disinfecting and surface cleaning products could develop sanitizers composed of electrolyzed fluids as the key ingredient. Due to these potential competitors' extreme size and financially health, they could use their substantial market share and name recognition, and easy access to marketing outlets and capital markets to compete with us. These companies have substantially greater financial, creative and marketing resources, and proven histories, and may decide to enter and effectively compete in the electrolyzed fluid market, which could adversely affect our business.

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

There may be additional unknown risks, which could have a negative effect on our business.

The risks and uncertainties described in this section are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the foregoing risks actually occur, our business, financial condition, or results of operations could be materially adversely affected.

Employees

As of December 31, 2005 we had 43 full-time employees, 1 part-time employee and 3 consultants. As our business grows, we anticipate that we will need to employ additional salaried clerical staff and sales personnel. We believe that our relationships with our employees are good.

 ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located in leased office space at 1464 W. 40 S. Suite #200 Lindon, Utah 84042. We also lease office and a manufacturing and assembly facility at 1890 Cobb International Blvd, Suite A, Kennesaw, GA 30152. We believe that our current offices and other properties are adequate for present needs. Office space is leased and will be increased, as we deem necessary. We believe that it will not be difficult to find additional or alternative office space if necessary in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are a party to one lawsuit, Kirby D. Cochran vs. Electric Aquagenics Unlimited, Inc., currently pending in the Third Judicial District Court, Salt Lake County, as action number 050920678. This matter relates to an alleged breach of contract by the Company. By this action, the plaintiff, Kirby Cochran, seeks to enforce a “Settlement Agreement” (the “Settlement Agreement”) that he entered into with the Company, whereby the Company agreed to pay him 24 monthly payments of $4,175, for a total payment of $100,200 in settlement for loans tendered to the Company and other matters. Mr. Cochran alleges that the Company breached the Settlement Agreement in that it did not make timely payments under the Settlement Agreement. We have entered into a “Stipulation for Entry of Judgment,” (the “Stipulation”) whereby we agreed to pay to Mr. Cochran $83,500 as follows: $25,000 upon the execution of the Stipulation (which has been paid), $58,500 on or before September 16, 2006. Upon timely tender of all payments under the Stipulation, Mr. Cochran will dismiss this action, with prejudice. If the Company fails to make the payments due hereunder, Mr. Cochran is entitled to file the Stipulation with the court. We intend to make timely payments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a special meeting of shareholders on March 15, 2006, to vote on three proposals, listed below. At the meeting, 7,929,792 shares were represented in person or by proxy, constituting a quorum. The results of the voting were as follows:

Proposal 1 - to change the domicile of the Company from Delaware to Nevada:

Shares in favor	6,964,896
Shares against	16,217
Shares abstaining	18,675

Proposal 2 - to change the name of the Company to EAU Technologies, Inc.:

Shares in favor	7,833,419
Shares against	82,156
Shares abstaining	14,217

Proposal 3 - to revise the Articles of Incorporation and Bylaws of the Company to provide for a variable number of members of the Board of Directors as fixed from time to time by the Board of Directors; to eliminate super-majority voting requirements to change the size of the Board of Directors or to amend the Articles of Incorporation or Bylaws of the Company; and to make other non-substantive changes that are incident to the change of the Company’s domicile from Delaware to Nevada:

Shares in favor	6,614,122
Shares against	89,262
Shares abstaining	35,426

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is presently listed on the OTC Bulletin Board public trading market under the symbol EAQU.OB. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

In February 2005, the Company successfully completed a private placement offering to accredited investors of $2,975,000 for 850,000 shares of its common stock at $3.50 per share. Under this offering, the Company received proceeds of $2,630,600, net of offering costs of approximately $344,000 plus placement agent warrants of 73,800 shares, exercisable at any time within five (5) years at the exercise price of $5.00 The securities were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

In June 2005, the Company initiated a private placement offering to accredited investors of $7,000,000 for the equivalent of 2,000,000 shares of its common stock at $3.50 per share. The shares were included as part of an investment unit (the “Unit”) consisting of two (2) shares of common stock plus one (1) warrant exercisable on or before December 31, 2010, at $5.50 per share (the “June Warrants”). Each Unit was priced at $7.00. As of September 30, 2005, the Company had received proceeds of approximately $2,300,000, net of offering cost of approximately $300,000. On or about September 17, 2005, the Company reduced the exercise price of the June Warrants from $5.50 per share to $3.17 per share. The securities were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated there under.

On September 19, 2005, the Company issued to Water Science, LLC, a Florida limited liability company (“Water Science”), a senior secured convertible promissory note in the principal amount of $3 million (the “Note”). The Note’s maturity date is September 19, 2008, and the Note is secured by a senior lien upon all of the Company’s assets, pursuant to a “Security Agreement,” executed by us in favor of Water Science on September 19, 2005. The Note is convertible into shares of the Company’s $0.0001 par value common stock at an initial conversion price of $3.00 per share. As part of this transaction; Water Science paid a $1,000,000 License fee for exclusive rights to South & Central America for EOW Technology.

In connection with the issuance of the Note, we granted to Water Science a three year warrant to purchase up to 2 million shares of our $0.0001 par value common stock for a purchase price of $2.76 per share. We also entered into a Registration Rights Agreement, whereby we agreed to register shares that underlie the Note and the Warrant. The securities were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Our shares are thinly traded, with low average daily volume. This, coupled with a limited number of market makers, impairs the liquidity of our common stock, not only in the number of shares of common stock that can be bought and sold, but also through possible delays in the timing of transactions, and lower prices for our common stock that might otherwise prevail. This could make it difficult for an investor to sell shares of our common stock or to obtain a desired price.

Our common stock may be subject to the low-price security, or so called “penny stock,” rules that impose additional sales practice requirements on broker-dealers who sell such securities. The securities Enforcement and Penny Stock Reform Act of 1990 require additional disclosure in connection with any trades involving a stock defined as a “penny stock” (generally defined as, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the deliver, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The regulations governing low-priced or penny stocks sometimes may limit the ability of broker-dealers to sell the Company’s common stocks and thus, ultimately, the ability of the investors to sell their securities in the secondary market. Prices for the Company’s shares will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for the shares, the Company’s results of operations, what investors think of the Company and general economic and market conditions. Market fluctuations could have a material adverse impact on the trading of our shares.

The table below sets forth the range of high and low closing prices of our common stock as reported on the Nasdaq Capital Market, as applicable, for the last two years. Common stock began trading publicly during May 2004.

	Electric Aquagenics Unlimited, Inc. Common Stock
	High	Low
Year Ended December 31, 2005
Quarter Ended March 31, 2005	$5.75	$3.65
Quarter Ended June 30, 2005	4.70	3.25
Quarter Ended September 30, 2005	4.45	2.95
Quarter Ended December 31, 2005	3.38	2.52

	Electric Aquagenics Unlimited, Inc. Common Stock
	High		Low
Year Ended December 31, 2004
Quarter Ended March 31, 2004	$	Not traded	$	Not traded
Quarter Ended June 30, 2004		5.75		4.00
Quarter Ended September 30, 2004		4.90		4.10
Quarter Ended December 31, 2004		4.50		3.50

As the foregoing are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

As of December 31, 2005, the Company had approximately 390 record holders of common stock and as of April 12, 2006, the Company had approximately 400 record holders of common stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We develop and market equipment and technology that changes the molecular composition of tap water to produce low-cost, non-toxic electrolyzed oxidative fluids (marketed under the name “Empowered Water™”) used to clean, disinfect, remediate, hydrate and moisturize. The processes for which these fluids may be used are referred to in this report as the “EOW Technology.” The Company is a leader in EOW Technology. Our fluids have demonstrated sharp pathogen reduction and cleaning effectiveness and are intended to be a lower-cost replacement for many of the traditional methods used in commercial, industrial, and household disinfecting and cleaning today. This newly commercialized EOW Technology provides a wide range of non-toxic solutions for safe living, food safety and will soon offer medical alternatives.

We anticipate that our water-based and completely non-toxic products and services will replace many of the traditional methods and products now being used to clean, disinfect, remediate, hydrate and moisturize. We have solutions for the existing bacteria, virus and mold proliferation threat facing our nation, using what is known as “Green Chemistry.” Green chemistry is an environmental science that aims to reduce the amount of hazardous substances used to produce chemical materials and to reduce the chemical materials proliferated in our environment. The notion is to create materials to replace toxic chemicals with equal or better efficacy. We have years of documented test results in the food processing, mold remediation and carpet cleaning industries demonstrating unprecedented cleaning and pathogen killing effectiveness. We have identified numerous industries that we believe need and could accept our technology; however, we have narrowed our focus to concentrate on three markets which have been receptive to our products and services and which offer the most expedient revenue return: protein processing, i.e. poultry, etc.; consumer products, including our line of Perfect products; and agriculture processing, from soil rejuvenation to increased plant productivity.

In September 2005, we entered into a joint venture agreement with Aquagen International, Inc., (“Aquagen”), a Nevada Corporation to develop and market a bottled drinking water that included Aquagen’s unique proprietary stabilized oxygen product as a principle ingredient; to develop other consumer products jointly; and to cross market each companies products. Aquagen’s primary markets for its products at that time were health food and neutracuetical stores. On December 31, 2004, we purchased the rights to the Aquagen technology and substantially all of the assets of Aquagen for a combination of stock, forgiveness of debt, and a promissory note, with an aggregate fair market value of $1,412,464. See the Acquisition of Aquagen note in the Company’s financial statements. This acquisition launched the Company into consumer products. Prior to this year, the majority of our sales have been to franchisees of Zerorez, a carpet cleaning franchisor. In 2005, sales of our consumer products both in the domestic and international markets were $423,183 or 63% of our total sales compared to no sales in 2004. The Company intends to continue to grow the consumer products based on its success in market penetration.

In April 2005, we launched our new bottled drinking water product known as “Perfect Empowered Drinking WaterTM.” As of April 13, 2006, our Perfect Water product has been sold in approximately 200 grocery stores, including stores owned or operated by large grocery operators. Our Perfect Empowered Drinking WaterTM is also sold in various other outlets, and we intend to continue to aggressively distribute this product through grocery and other channels.

We plan to continue to develop into other critical areas, particularly in the poultry processing and we intend to expand our agricultural markets due to significant success in testing our non-toxic products to solve issues in the agriculture industry. We have also had very promising results in the dairy industry and intend to pursue opportunities in that area.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  Note 1 of the notes to consolidated financial statements in Part II, Item 7 of this Form 10-KSB, describes the significant accounting policies and methods used in preparation of our consolidated financial statements.  We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates.  We believe the following to be our critical accounting estimates because they are both important to the portrayal of our financial condition and results and they require us to make judgments and estimates about matters that are inherently uncertain.

Our critical accounting policies and estimates include the following:

•	Revenue recognition;

•	Impairment of long-lived assets; and

•	Allowances for doubtful accounts.

Revenue Recognition. We recognize revenue when goods are shipped and title passes to the customer or when services are performed in accordance with contract terms. The Company provides an allowance for sales returns based on current and historical experience.

Impairment of long-lived assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets are reported at the lower of carrying or fair value less costs to sell.

Allowance for doubtful accounts. The Company sells its products to large grocery and commercial customers. It regularly reviews its aging and reserves for amounts that may be at risk in collection. The Company has historically had very few uncollectible amounts.

Commitments and Contingencies

On January 31, 2005, we terminated a Standby Equity Distribution Agreement, a Registration Rights Agreement, an Escrow Agreement and a Placement Agent Agreement with Cornell Capital Partners, Ltd. that had been entered into in October 2004 (collectively the "Cornell Agreements"). We terminated the Cornell Agreements because we determined that we had no intention of making any draw-down requests for funding under the Cornell Agreements, and that continuing the Cornell Agreements in effect under such circumstances might adversely affect our ability to obtain future financing on favorable terms. There was no cancellation fee for the termination. However, Cornell Capital Partners, Ltd. retained the 86,075 shares of common stock that were issued to it as a partial fee for the Cornell Agreements.

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

On February 16, 2005, we entered into a one-year Exclusive License Agreement with Coating Systems Laboratories (“CSL”), renewable for six consecutive one (1)-year terms, to market and sell its patented and proprietary hand sanitizer product worldwide (the “Hand Sanitizer Product”). By the terms of this exclusive license agreement, we agreed to purchase 200 drums of the product during the one year license term.

On March 11, 2005, we completed the asset acquisition agreement with Aquagen International, Inc. (“Aquagen”), whereby we acquired all of Aquagen’s assets in exchange for 321,429 shares of our common stock, the payment of $125,000 to VIP International (an Aquagen note holder), forgiveness of a $75,000 promissory note executed in our favor by Aquagen and our assumption of certain of Aquagen’s liabilities.

In March 2005, we entered into a manufacturing agreement with a third party to manufacture some of our oxidative water equipment. Previously, all equipment was manufactured and assembled in-house in our Kennesaw, Georgia, facility. However, as we have begun to receive orders for our larger capacity equipment, we have made the determination to outsource most of our manufacturing to assure a constant supply of our equipment.

In April 2005, we completed a beta installation of our Empowered Water™ Pathogen Intervention System at a supermarket in Georgia. The system, which was jointly developed with KES Science and Technology located in Kennesaw, Georgia, is designed to spray our specially treated EO Fluid on produce and floral products in the store. Tests have shown that spraying fruits, vegetables and floral products with our EO Fluid increases the freshness and shelf life of such products.

In April 2005, we sold one of our P-35 EO generators to Esmeralda Farms, a 30-year old, world-wide company based in Miami, Florida. The EO Fluids were used to clean and disinfect flowers and floral products grown or produced by Esmeralda. Esmeralda currently owns large floral farms in Ecuador, Peru, Costa Rica and Columbia. Esmeralda is the only South American importer that sells floral products produced by its wholly owned and operated farms in Colombia, Ecuador, Costa Rica and Peru. Esmerelda’s headquarters in Miami directs the world-wide sales and marketing of its flowers to wholesalers in the U.S. and Canada. European distribution is handled by its subsidiary company in Holland. Esmeralda’s tests have proven successful, and it has elected to proceed with integrating our EOW systems and EO Fluids into its South American operations. Our EOW System will be distributed by Water Science, LLC, a Florida limited liability company principally owned by Esmeralda’s CEO and Chairman of the board of directors.

In May, 2005, we entered into a thirteen-week radio advertising campaign with ABC Radio to advertise our Hand Sanitizer Product on the nationally syndicated Sean Hannity Show. The advertisements began running during the week of June 27, 2005. Listeners to the radio program were able to purchase the Hand Sanitizer Product either through a call center or online via our website. We contracted with two call centers, OCurrence (located in Salt Lake City, Utah) and Convergys (located in Ogden, Utah) to receive telephone calls from the Sean Hannity radio show and sell the Hand Sanitizer Product over the telephone. We measured the results at the conclusion of the contract period and elected not to pursue further radio advertising. Under the contract, the Company was required to pay $572,000, or $44,000 per week, which includes agency commissions of $85,800. As of December 31, 2005, the Company had paid $573,693 on this contract.

In May, 2005, we established an in-house sales department to sell our Aquagen® products to the health care industry. We contracted with MarkEd Solutions, a private firm that consults with companies to increase sales in the health and natural food stores, to set up our in-house sales department. We hired two employees to operate the sales department. We believe that our in-house sales department will generate significant sales over the course of the next three quarters of 2006. We also plan to expand the market for our Aquagen® products and to develop other personal use products, such as skin care products, periodontal products and a fungicide product. We also intend to continue to develop and market commercial and residential cleaning products, such as a bottled surface cleaning product.

In July of 2005, the Company sold its interest in BioFilm Strategies Corporation (“BioFilm”) consisting of 359,000 shares of common stock of for $718,000. BioFilm is a company that was performing research and development on a new sanitizing agent known as BioFilm for Tasker Capital Corp. We sold the BioFilm shares to Tasker Capital. Our original investment in the BioFilm Stock was $359,000.

In June 2005, we entered into an agreement with Tyson Foods, Inc., to test our EOW system and EO Fluids in Tyson’s Shelbyville, Tennessee, poultry processing plant. Installation of our EOW system began in July 2005. By September 30, 2005, our EOW System and equipment were completely installed in the plant. The initial phase of the testing, conducted by Tyson, yielded sufficient efficacy results in killing salmonella on the processed poultry to continue the testing. Independent testing analysis conducted by ABC Research, Inc., in Gainesville, Florida, revealed pre-chill salmonella reduction by our EO Fluids in the Shelbyville plant that was well below USDA required compliance standards. The testing was delayed in order to allow us to enhance our EOW System operations and conduct additional research and development. The company resumed testing in February 2006 and we expect testing to be completed by May 2006. Once this is completed, we will then begin the required USDA testing plus approvals for plant application for “Online Reprocessing,” a term used in the poultry processing industry relative to plant re-processing procedures.

In August 2005, we entered into a Joint Venture Agreement (the “CSL JV Agreement”) with CSL to develop, manufacture and market certain other products developed by CSL. These products include products that incorporate the technology that comprises our Perfect Hand Protectant and Sanitizer, but have different and varied applications. By the terms of the CSL JV Agreement, we agreed to pay to CSL $10,000 per month during the term of the CSL JV Agreement and bear the development, manufacturing and marketing costs of any products developed under the CSL JV Agreement.

On September 19, 2005, we entered into an Exclusive License and Distribution Agreement (the “Agreement”) with Water Science. Pursuant to the Agreement, Water Sciences paid to us a license fee of $1 million in exchange for an exclusive license to market and sell the our technology in the Latin America countries of Mexico, Guatemala, Bolivia, Paraguay, Chile, Honduras, El Salvador, Nicaragua, Brazil, Costa Rica, Suriname, Panama, Colombia, Venezuela, Guyana, French Guyana, Ecuador, Peru, Uruguay, Argentina and Belize (the “Territory”). Under the Agreement, Water Science obtained the exclusive right and license to use our trademarks in connection with the promotion, marketing and sale of certain of the our products within the Territory, and Water Science received the appointment as the Company’s exclusive distributor of its products that use its EOW Technology within the Territory.

In November 2005, we entered into a joint venture agreement with Dr. William Jackson to market certain of the products he owns and controls that are used in the agriculture industry (the “Dr. Jackson JV Agreement”). By the terms of the Dr. Jackson JV Agreement, we agreed to market and sell certain of his currently marketed products, and he agreed to market and sell our EOW Technology and EOW Systems into the agriculture industry. We also agreed with Dr. Jackson, pursuant to the Dr. Jackson JV Agreement, to develop new products for the agriculture industry that arise out of technologies employed in Dr. Jackson’s current products. Under the Dr. Jackson JV Agreement, we agreed to pay him $10,000 per month and bear the costs of the development, manufacturing and marketing of any new products developed by Dr. Jackson and us.

In December 2005, we entered into an agreement to purchase from American Mold Guard, our joint venture partner, its interest in Zero Plus, LLC, a Nevada limited liability corporation, of which we were a fifty percent (50%) owner. We agreed to purchase American Mold Guard’s remaining fifty percent (50%) interest in Zero Plus, LLC for $80,000 and our assumption of approximately $140,000 of Zero Plus, LLC’s liabilities. We paid $20,000 upon execution of the agreement with American Mold Guard and executed a promissory note in favor of American Mold Guard, agreeing to pay the balance of $60,000 upon the Company’s closing $4,000,000 in funding or sixty (60) days. We have paid an additional $30,000 on the note and have a remaining balance of $30,000 due on the above described note.

Our operations are currently funded by a combination of capital funding and revenues.

Results of Operations

Net revenues for the year ended December 31, 2005, increased by $376,502, or 126%, to $676,502, of which $121,964 are related party sales, compared to revenues of $300,000 for the year ended December 31, 2004. The major increase in revenues was due to the addition of consumer products. Consumer product sales were 63% of total sales or $423,183 for 2005 compared to no sales in 2004. Sales of oxidative water generators decreased from $300,000 in 2004 to $253,319 in 2005, a 16% decrease. This was primarily due to a decrease in sales to the carpet cleaning franchisor, Zerorez, a related party with whom the Company has an exclusive agreement to provide machines for its unique cleaning abilities. Zerorez slowed its growth in 2005 in order to improve its operational and support abilities for its franchises. Zerorez is focused and is positioned to grow rapidly in 2006 which we anticipate will benefit the Company through the sale of our Primacide machines.

Our cost of sales increased by $564,435, to $651,812, for the year ended December 31, 2005. This is a 646% increase over the $87,377 cost of sales during the year ended December 31, 2004. As a percentage of revenues, the cost of sales increased from 29% of revenue during the year 2004 to 96% of revenue during the year 2005. This increase is unusual and attributable to the expensing of both obsolete finished goods and parts inventory related to the Primacide generators built in 2004. Some of these generators were used as demonstration machines and for required repairs. We believe that cost of sales will decline as we develop better technology and cost-effective manufacturing processes and procedures.

Depreciation increased from $50,233 in 2004 to $181,912 in 2005. This increase is due to internal growth and adding a processing site in Utah for the manufacturing of the Company’s consumer products. We continued to increase our research and development expenditures during 2005. Our research and development expenses for the year ended December 31, 2005, were $1,172,027, an increase of $895,962, or 325%, over the expenses of $276,065 for the year ended December 31, 2004. The Company purchased parts for a lower cost in volume purchasing, anticipating orders from customers that have been delayed due to poor performance of a machine. The Company has determined that coatings on certain parts were not performing as represented by the manufacturer. This has resulted in having to strip and recoat the surfaces and change the design in these larger, high-volume machines which the Company is pioneering. This stripping and recoating required expensing these costs to research and development which makes up approximately 80% of the increase between the years 2004 and 2005. The Company is still in the research and development phase with respect to the larger high-volume machines. We expect that our research and development expenses will decrease, as we believe we have identified the effective components to accomplish the goal of a high-volume machine.

The Company incurred total general and administrative expenses of $9,600,091 in 2005, a 40% increase over the $6,828,746 incurred in 2004. This increase was attributable to several factors. Between 2004 and 2005, the Company grew from 30 employees to 43, a 43% increase. Employee-related compensation and benefits grew from $637,137 in 2004 to $3,042,299. The Company issued stock options to employees to attract them to the Company and to reward existing employees for performance. The addition of the Aquagen business accounted for a majority of this increase. In addition, the Company hired three additional industry-leading executives with higher salaries to lead the Company’s entry into specific market channels in which the Company had determined to focus its efforts. Additional personnel were required to implement, administer and manage the test at Tyson and to prepare to test our EOW Technology with other poultry processing plants domestically and in Canada.

During the year ended December 31, 2005, we expended $3,013,643 in legal and consulting fees. This was a decrease of $1,627,159 or 35%, from the $4,640,802 spent in 2004. This decrease is primarily due to the issuance in 2004 of 1,085,276 shares of common stock to the Company’s management for services rendered. We recorded these issuances at fair value at the date of issuance in accordance with generally accepted accounting principles. While these charges are required to be expensed, these are non-cash transactions to the Company.

Our other general and administrative costs totaled $3,652,138 during the year ended December 31, 2005, as compared to $1,544,969 for the year ended December 31, 2004. This 136% increase is a result of marketing and promotion expense increasing from $403,684 in 2004 to $1,162,073 in 2005 most of which related to the company’s entry into the consumer products arena. Insurance expense increased from $85,442 in 2004 to $219,767 in 2005 due the additional operations added with Aquagen and the Company obtaining a policy for officer and director liability insurance. The Company also experienced increased travel and related expenses associated with the company’s growth strategy and increased costs associated with the development of new products in new industries.

The Company’s interest expense increased from $87,995 in 2004 to $385,055 in 2005, the majority of which related to a $3,000,000 loan to the Company from Water Sciences. This loan has a full discount of $3,000,000 which is being amortized to interest expense over the life of the loan. See Note 10 to the Company’s audited financial statements. This required accounting treatment resulted in the Company’s recognizing a $2,353,716 loss on the transaction due the anti-dilutive provision under the Agreement.

Our net loss for the year ended December 31, 2005, was $13,248,250, which is $6,122,314 greater than the $7,125,936 net loss for the fiscal year ended December 31, 2004. This increase of 87% in the net loss is attributable to many factors as noted above, including the non-cash loss on derivative liability charge of $2,353,716 relating to the Water Sciences Note and an additional non-cash charge of $1,517,415 related to the issuance of shares of common stock for services. The combination of these two non-cash items accounts for $3,871,131 or nearly 30% of the total loss.

Liquidity And Capital Resources

At December 31, 2005, we had cash of $681,348, an increase of $292,126 over the $389,222 cash on hand at December 31, 2004. We have had continuing operating losses of $13,248,250 through the year ended December 31, 2005, of $7,125,936 through the year ended December 31, 2004. During the year 2005, we successfully raised approximately $5,444,282 through private offerings of 1,726,500 shares of our common stock. The increase in our cash and cash equivalents during the second quarter of 2005 was largely attributable to the completion in the second quarter of 2005 of a private offering of our common stock, in which we raised $1 million in capital. The decrease in cash and cash equivalents during the second quarter was largely attributable to our increased expenses incurred in finding and negotiating appropriate strategic relationships, and the lack of revenues during the second quarter of 2005. The increase in our cash and cash equivalents during the third quarter of 2005 was largely attributable to a private offering of our private stock, in which we raised $2,126,000 and a Convertible Loan Debenture in the amount of $3,000,000 from Water Sciences, LLC plus $1,000,000 from a License Fee in September 2005.

Net cash used in operating activities in 2005 increased $4,955,398 over 2004. The primary uses of cash contributing to this increase were an increase in inventory of $1,509,655, an increase of in accounts receivable of $101,633 and a decrease in accrued expenses of $195,547. The Company had $2,003,092 in inventory in 2005 compared to $637,963 in 2004. As previously discussed, this increase in inventory resulted from taking advantage of volume pricing and in the Company’s anticipating orders of the Company’s large generators. The Company is in the process of building machines for Water Sciences during the early part of 2006 and anticipates converting this inventory to sales and cash during the year. We believe that these large generators will be utilized both in the live processing and in agriculture and the dairy markets and that these sales will be realized during 2006 and that inventory will be reduced significantly.

We have been very active in efforts to raise additional capital in order to allow the Company to accumulate sufficient working capital to actively pursue all of its business plans and objectives. While these financing efforts have been largely successful, they have required large time commitments from our management team. With additional working capital, we have been able to enter into several joint ventures, distributorship and other strategic relationships in which our products may be used, marketed and sold.

During 2005, we have continued to lay the groundwork for what we hope will be a rapid growth phase in the near future. This groundwork includes the continued testing and analysis of the efficacy of our products, development and refinement of our business plan, and continued development of a network of business contacts that will, presumably, lead to future revenues. We also intend to maximize our strategic relationships and partnerships and market our products to achieve greater and more diverse sales in 2006.

The Company’s current annual budget projects a positive cash flow in the second to third quarter of 2006. This is dependent on the Company’s achieving target sales forecasts which may or may not materialize. Management recognizes that we will likely need to raise additional capital during 2006 in order to continue operations and is currently attempting to do so. If we are unable to raise such additional capital, we may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations, or respond to competitive pressures or unanticipated requirements, which could have a material adverse impact on our business.

Future financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, inability to establish a public market for our common stock, or once we have a market for our common stock, a subsequent decline in the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult for us to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements and the independent auditors' report are attached to this Report and are incorporated into this Item 7 by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 9, 2006, Hall & Company was dismissed as our independent public accounting firm.

The audit reports issued by Hall & Company with respect to our financial statements for fiscal years ending December 31, 2004, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for Hall & Company’s issuance of going concern opinions on the financial statements for the fiscal year ending December 31, 2004. During our fiscal year ending December 31, 2004, and from January 1, 2005 through March 2006, when the relationship with Hall & Company ended, there were no disagreements with Hall & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-B), if not resolved to the satisfaction of Hall & Company would have caused such firm to make a reference to the subject matter of such disagreement in connection with its reports, and there occurred no events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B., if not resolved to the satisfaction of Hall & Company, would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

ENGAGEMENT OF NEW INDEPENDENT PUBLIC ACCOUNTING FIRM

On March 9, 2006, our audit committee approved the engagement of HJ & Associates (“HJ”) as our independent public accounting firm effective for the fiscal year ended December 31, 2005. The Company later engaged HJ to re-audit fiscal year 2004.

During the two most recent fiscal years ended December 31, 2004 and December 31, 2003, and the later interim period through the date of our engagement with HJ on March 9, 2006, neither the Company nor anyone on our behalf consulted with HJ regarding any of the matter or events set forth in Item 304 (a)(2)(i) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Gaylord Karren, our principal executive officer and principal financial and accounting officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, and consulting with management and our board of directors, concluded that our disclosure controls and procedures were not effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control Over Financial Reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005.

A material weakness, as defined under standards established by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected.

As part of its year-end reporting and the preparation of this Annual Report on Form 10-KSB for the year ended December 31, 2005, management determined that our previous filings with the SEC had failed to follow generally accepted accounting principles and to employ proper accounting disclosures. These determinations indicate that we have a material weakness in our internal controls over financial reporting. Additionally, management concluded it was necessary to restate our consolidated financial statements for the year ended December 31, 2004, and for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

Management also determined that another inherent internal control weakness exists due to the size of our accounting staff, comprised of two accountants, and due to the general ledger system which allows for entries to be changed with no tracking of such changes available.

Remediation of Material Weaknesses

Management is required to ensure that its personnel throughout all areas of the company have the required competence, resources, training, and supervision; that policies and procedures necessary for their assigned levels of responsibility are in place; and that sufficient staff is present to effectively perform all processes necessary to maintaining a proper internal control environment. Management is also responsible for maintaining effective internal control processes over its financial and reporting process.

In order to remediate the aforementioned material weaknesses, management is taking the following actions:

-	Management has engaged a new independent public accounting firm;
-	Management has hired a new Chief Financial Officer; and
-	Management plans to employ a different general ledger system allowing for better internal accounting controls.

The Company engaged the new independent public accounting firm in March 2006. The Company hired H. Warren Jaynes as its new Chief Financial Officer on February 15, 2006. The Company expects to implement the change to a new ledger system by the end of the second quarter of 2006.

ITEM 8B. OTHER INFORMATION

Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review

The Company’s Audit Committee, in consultation with Company management, concluded on April 13, 2006, that it was necessary to restate the Company’s previously filed financial statements as of and for the year ended December 31, 2004, and the Company’s previously filed quarterly financial statements for the quarters ended March 31, June 30, and September 30, 2005 (the “Affected Reports”). The Company, in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on March 15, 2006, disclosed the dismissal of Hall & Company (“Hall”) as the Company’s independent public accounting firm, and the appointment of HJ & Associates (“HJ”) as the Company’s new independent public accounting firm.

In March 2006, following the appointment of HJ, as the Company began working with HJ on auditing the Company’s financial statements and records for the year ended December 31, 2005, the Company’s Chief Financial Officer became aware that certain material expenses had not been included in the financial disclosures in the Affected Reports.

Management of the Company has discussed the above matter with HJ, the Company’s current independent registered accountants.

These restatements result from identifying errors relating to the Company's accounting for common stock transactions, issued warrants accounting, accounting for loss on extinguishment of debt from issuance of stock, impairment of long-lived assets, accounting for warranties on machines sold, accounting for the issuance of convertible debt, accounting cut-off and timing issues between accounting periods, and revenue recognition on a five-year licensing agreement. The Company has re-audited 2004 with its new auditor and has restated the financial statements related to 2004 in this filing. The Company intends to restate its quarterly financial statements for the first three quarters of 2005 prior to May 30, 2006.

As a result of these errors and the pending restatements, the financial statements and related report of independent registered public accounting firm contained in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 2004 and the unaudited financial statements contained in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005 should no longer be relied upon.

DESCRIPTION OF RESTATEMENT:

2004 Financial Statements

While the restatement is significant, all of the issues were non-cash items. All of the areas of concern have been addressed by the Company and its new auditors as well as with current and additional outside legal counsel.

While the Company was in the establishment phase, it used warrants and options to pay consulting firms, and to attract Directors and employees to the Company. Management has concluded that certain accounting treatment approved by the company’s previous auditor for warrants and options was either incomplete or incorrect and has taken steps to properly account for the transactions. The proper accounting for these services resulted in $2,676,192 of additional consulting and compensation expense compared to what was previously reported.

Management also entered into certain market-specific licensing agreements and joint ventures which were intended to test and prove the Company’s new and unproven technology in various markets. One of the markets related to these licensing assets was placed on hold. Due to required impairment by technical accounting standards, as the asset is not generating revenues, the investment in the licensing agreement was expensed increasing research and development expense $300,000. The Company intends to revisit this market under this license and may realize value from the license in the future.

The Company issued common stock for the repayment of debt. The shares were recorded at the face amount of the debt. When proper accounting principles were applied using the fair market value of shares, the Company realized a loss on extinguishment on debt of $151,246 which is additional expense compared to the previously reported amounts.

The Company sells oxidative generators, and warrants those generators for one to three years depending on the size and technology of the machine. No reserve for warranty expense had been recorded for these machines through 2004. Accounting principles require the recording an estimated reserve for such expense. The Company recorded a reserve to account for this reserve which resulted in an additional $95,160 of expense compared to previously reported amounts.

When proper auditing and accounting principles and guidelines were followed, various smaller adjustments relating primarily to cutoff or timing issues resulted in the Company decreasing other general and administrative expenses $57,857.

Quarter ended March 31, 2005:

In the first quarter of 2005, proper accounting for common stock issued and warrants granted resulted in an additional $391,460 of consulting and compensation expense from the amounts reported previously.

The Company established an additional $9,000 in warranty reserves not provided for in the previous financial statements.

Quarter ended June 30, 2005:

In the second quarter of 2005, proper accounting for common stock issued and warrants granted resulted in an additional $1,149,135 of consulting and compensation expense from the amounts reported previously.

The Company established an additional $9,000 in warranty reserves not provided for in the previous financial statements.

September 30, 2005:

During the quarter, the Company received and recognized as revenue $1,000,000 in exchange for providing Water Sciences, L.L.C., exclusive licensing and distribution rights for a five-year term for a specified market area. The agreement provides termination rights by Water Sciences and a pro rata refund of the fee. Under generally accepted accounting principles, the Company may only recognize the fee on a pro rata basis. This accounting treatment reduced revenues in the third quarter by $991,667.

On September 16, 2005, Water Sciences also invested $3,000,000 in the Company as convertible senior debt. Pursuant to that investment, the Company issued to Water Sciences a senior secured convertible promissory note in the principal amount of $3,000,000 (the “Note”). The Note is convertible into one million shares of the Company’s $.0001 par value common stock at an initial conversion price of $3.00 per share. Water Sciences also received warrants to purchase up to an additional 2,000,000 shares, exercisable at $2.76 per share. The Company recorded the Note at the face amount of $3,000,000. The agreement also provides for anti-dilution rights for Water Sciences, which results under generally accepted accounting principles in the Note’s being a derivative and as such being valued at fair value quarterly based on the value of the Company’s stock. The proper accounting for the transaction increased liabilities and expense recognized by $2,385,193 from the previously reported amounts.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, age, and position of each of our directors and executive officers.

Name and Address	Age	Position and Office Held
Gaylord M. Karren 1464 W. 40 South, Suite 200 Lindon, Utah 84042	58	Chairman, Chief Executive Officer, Principal Accounting Officer

John Hopkins 1464 W. 40 South, Suite 200 Lindon, Utah 84042	51	President, Director

William J. Warwick 2004 Balmoral Place Wilmington, North Carolina 28405	71	Director

Jay S. Potter 10509 Vista Sorrento Pkwy. #300 San Diego, CA 92121		Director

Randy K. Johnson 60 E. South Temple, Suite 1800 Salt Lake City, Utah 84111	52	Secretary

H. Warren Jaynes 1114 Birch Lane Provo, UT 84604	54	Chief Financial Officer

Gaylord Karren became the President and CEO in March, 2002. In May 2005, John Hopkins was appointed President. Other officers and directors were elected and appointed at the annual shareholders meeting and board of directors meeting held in September, 2005. The term of office of each officer and director is one year or until his successor is elected and qualified.

William J. Warwick, an independent board member who is also a member of the Company’s audit committee, is an audit committee financial expert as defined in Item 401(e)(2) of Regulation S-B promulgated by the U.S. Securities and Exchange Commission.

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

H. Warren Jaynes was engaged as the Company’s Chief Financial Officer on February 28, 2006. From 2000 to the date of his appointment as the Company’s CFO, Mr. Jaynes, a Certified Public Accountant, was engaged in a private consulting practice focusing on accounting and financial issues and corporate governance. From 1989 to 2000, Mr. Jaynes was Director of Corporate Accounting for Cordant Technologies, Inc., an international manufacturing company whose stock was traded on the New York Stock Exchange and for the year prior to that he was Executive Director of Select Health Plan, a division of Blue Cross and Blue Shield of Colorado. From 1985 to 1988 Mr. Jaynes was Controller of FHP Inc. of Utah and from 1983 through 1985 he was Chief Financial Officer of Centennial Gold Corporation (private) and Marathon Gold Corporation (NASDAQ). Mr. Jaynes spent over eight years practicing public accounting in the Salt Lake City office of Ernst & Young from 1975 to 1983 where he served as an audit manager before joining the mining companies. Mr. Jaynes is a licensed CPA in the State of Utah and a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants. He holds a Bachelors of Science degree in accounting from Brigham Young University.

William J. Warwick recently retired from AT&T after 39 years of service with responsibilities including President of AT&T Consumer Products and Senior Vice President AT&T. In 1993 he was elected Chairman and CEO, AT&T China. His business activities are numerous and worldwide, having served on many high profile boards of directors and industry associations. He is currently a member of the International Cabinet at the University of North Carolina at Wilmington, North Carolina. Mr. Warwick obtained his BSBA from the University of North Carolina, Chapel Hill, and his MBA from Northwestern University, Chicago.

Jay S. Potter is Chairman, President and Chief Executive Officer of Nexcore Capital, Inc., a venture capital broker dealer firm with early stage structural expertise. Nexcore Capital has funded Electric Aquagenics Unlimited’s growth through February 2005. Mr. Potter operates, directs and counsels numerous private and public entities ranging from healthcare, energy and technology as well as a residential mortgage lending business.  He currently serves as a director of Sterling Energy Resources, Inc., Ficore Funding, Inc., Integra Management, Inc. and other entities. Mr. Potter continues to focus his energies on projects whose business dynamics are capable of benefiting the world beyond their businesses.  Mr. Potter attended San Diego State University as an engineering and business student.  He has been associated with the finance securities industries since 1986

Randy K. Johnson is a shareholder with the Salt Lake City law firm Kirton & McConkie. Prior to joining Kirton & McConkie, he was Vice President, Secretary and General Counsel of Daw Technologies, an international company specializing in the design, fabrication and construction of clean rooms for the electronics and pharmaceutical industries. From May 1999 to November 2000, Mr. Johnson was Executive Vice President, Secretary and General Counsel of Venturi Technologies, Inc., a publicly held national carpet cleaning roll-up company. Prior to joining Venturi Technologies, Mr. Johnson was engaged in the private practice of law as “Of Counsel” with the Salt Lake City law firm of Mackey, Price & Williams from 1997 to May 1999, and as a partner in the Salt Lake City law firm of Fabian & Clendenin from 1988 to 1997. During the period 1987 to 1988 he was associated with the San Jose, California, law firm Rosenblum, Parish and Bacagalupi; from 1985 to 1987 he was Securities Counsel for the Fox Group of Companies in San Mateo, California; and from 1983 to 1985 he was an associate with the San Francisco law firm Sedgwick, Detert Moran & Arnold. From 1980 to 1983 Mr. Johnson was an associate with Snow, Christensen and Martineau in Salt Lake City. Mr. Johnson is a member of the State Bar of California and the Utah State Bar. He received an A.B. from the University of California at Berkeley and a J.D. from the Boalt Hall School of Law at the University of California at Berkeley.

Committees

We have two (2) committees; a Compensation Committee and Audit Committee. The Compensation Committee is comprised of William Warwick and Jay Potter. The Audit Committee is comprised Jay Potter and Bill Warwick. Bill Warwick is our designated financial expert.

Meetings

The Company’s board of directors held two meetings during the year ended December 31, 2005. All of the directors attended and participated in each of the meetings.

Compensation of Directors

Directors of the Company are not paid a salary. They are reimbursed for their costs incurred in attending board meetings. In addition, non-employee members of the board receive a grant of 10,000 shares of the Company’s common stock for each year of service on the board, which shares are restricted for a period of three years form the date of grant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations of the Securities and Exchange Commission promulgated thereunder, require our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and provide us with copies of such reports. A report on Form 3 has not yet been filed by Jay S. Potter, who was elected a director of the Company on September 30, 2005. Mr. Potter has indicated to the Company that the Form 3 will be filed shortly.

Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, except as set forth above, we believe that during the fiscal year ended December 31, 2005 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were completed.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services to our Chief Executive Officer during fiscal years 2003, 2004 and 2005. No other executive officer of the Company has received total annual salary and bonus in excess of $100,000 during any of those fiscal years.

Summary Compensation Table
		Annual Compensation		Long Term Compensation
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Restricted Stock Awards (Shares)	Securities Underlying Options
Gaylord Karren Chief executive officer, chief financial officer, chief accounting officer and chairman of the board	2005 2004 2003	130,500 107,875	--- --- ---	--- 150,160 (2) ---	--- --- ---

John Hopkins (3) President	2005	130,500	---	150,160 (2)	---
__________________

(1)	All payments to Mr. Karren were booked as consulting fees.

(2)
On April 6, 2004, a total of 450,482 shares of the Company’s restricted stock were granted to EOWORP, LLC, a Utah Limited Liability Company of which Mr. Karren is a member and one-third owner. John Hopkins, President and member of the Board of Directors of the Company and James Stone (a former Vice President of the Company) are the other members of EOWORP, each owning one-third. The shares were issued in recognition of otherwise uncompensated efforts of Messrs. Karren, Hopkins and Stone during the previous three years.

(3)	Mr. Hopkins was appointed President in May 2005.

Options

On or about May 26, 2005, we issued three-year options to our employees to purchase 500,000 shares of our common stock at the exercise price of $3.50 under our Employee Stock Option Plan.

We also issued the following options as of December 31, 2006:

Employee	No. Shares	Date of Grant	Term	Exercise Price
Brad Barnes	25,000	June 10, 2005	5 years	$.01
Jim Thatcher	25,000	June 10, 2005	5 years	$.01
Doug Smith	25,000	June 10, 2005	5 years	$.01
Larry Earle	75,000	June 10, 2005	5 years	$.01
Phil Adams	25,000	June 10, 2005	5 years	$.01
Earl Boyce	25,000	June 10,	5 years	$.01
Riggs Limited Partnership	100,000	June 10, 2005	5 years	$.01

 Employment Agreements

As of December 31, 2005, 13 executives and employees had current employment agreements (the “Agreements”). The agreements, with the exception of Phil Adams (entered into in August 2005) and H. Warren Jaynes (entered into in February 2006), all were entered into on June 1, 2005. The Agreements are each for a two (2)-year term and allow for the employees to share in bonus and profit sharing plans if any are established in the future. The Agreements also provide for severance payments upon termination for any reason other than “cause,” as defined in the Agreements. The amount of severance and term thereof varies based upon the employee’s position with the company. The employees that have employment contracts are identified as follows:

Gaylord Karren	James Thatcher	Earl Boyce
John Hopkins	Larry Earl	Joanne Clinger
H. Warren Jaynes	William Shupe	Brett Clinger
Douglas Kindred	Phillip Adams	Chris Anderson
Joseph Stapley

Code of Ethics

The Company adopted a Code of Ethics on April 6, 2004, that applies to its principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions. A copy of our Code of Ethics was filed as an exhibit to our Annual Report for the year ended December 31, 2004. The Company undertakes to provide to any person, without charge, upon written or verbal request directed to Randy K. Johnson, the Company’s secretary, at 60 E. South Temple, Suite 1800, Salt Lake City, Utah 84111; Telephone: (801) 328-3600.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information about the beneficial ownership of our common stock as of April 14, 2006 by:

•	each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. The percentage of beneficial ownership is based on 9,417,580 shares of common stock outstanding as of April 14, 2006.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Gaylord M. Karren (1) 1464 W. 40 South, Suite 200 Lindon, Utah 84042	540,000	5.73%
John Hopkins (2) 1464 W. 40 South, Suite 200 Lindon, Utah 84042	540,000	5.73%
William J. Warwick 2004 Balmoral Place Wilmington, North Carolina 28405	130,000	1.38%
Jay S. Potter (3) 10509 Vista Sorrento Pkwy. #300 San Diego, CA 92121	221,579	2.32%
H. Warren Jaynes 1114 Birch Lane Provo, Utah 84604	0	0%
Randy K. Johnson 60 E. South Temple, Suite 1800 Salt Lake City, Utah 84111	0	0%
All current directors and executive officers as a group (4 persons)	1,431,579	14.96%

(1)	These shares are held by EOWORP, LLC, a Nevada limited liability company, of which Mr. Karren owns 33-1/3%.
(2)	These shares are held by EOWORP, LLC, a Nevada limited liability company, of which Mr. Hopkins owns 33-1/3%.
(3)	Mr. Potter beneficially owns 61,489 shares and holds warrants to purchase a total of 151,090 shares at exercise prices ranging from $2.50 to $5.00 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION AS AT DECEMBER 31, 2005
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,250,000	$2.70	None
Equity compensation plans not approved by security holders(1)	3,355,106	$2.70	None
Total	4,605,106	$2.70	None

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2004
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	N/A	N/A
Equity compensation plans not approved by security holders(1)	671,941	$3.50	None
Total	671,941	$3.50	None

(1) Equity compensation plans not approved by security holders consist of individually negotiated grants of options or warrants to consultants, directors, suppliers, vendors and others who provide goods or services to the Company, and grants of warrants to investors in connection with limited offerings of the Company’s common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following are certain transactions during the year ended December 31, 2005, involving our officers, directors and shareholders owning more than 10% of our outstanding stock. We believe that the terms of these transactions are at least as favorable to us as we would expect to negotiate with unrelated third parties.

Sale of Products to Affiliates of Shareholders

During the year ended December 31, 2005, we sold our products to Zerorez Franchising Systems, Inc., a Nevada Corporation in which Gaylord Karren and John Hopkins are beneficial owners. The sales prices of generators sold to affiliates of our directors/officers have been the same as the sales prices to unrelated third parties. These sales to affiliates represented all of our revenue during the fiscal year ended December 31, 2004, and the minority of our revenue during the fiscal year ended December 31, 2005.

Funding of Affiliate Entities

During the year the Company contributed approximately $107,000 in relation to a joint marketing agreement with Coatings Services Laboratory. The companies are collaborating to market high technology hand and foot sanitizer. The Company is also in the early stages of funding a joint venture with Dr. Jackson’s organic horticulture products as previous described.

ITEM 13. EXHIBITS

(a)(1) Financial Statements

The following financial statements are incorporated by reference in Item 7 of this Report:

Independent Auditors’ Report
Balance Sheet, December 31, 2005 and 2004
Statements of Operations for years ended December 31, 2005 and 2004
Statements of Changes of Stockholder Equity for years ended December, 2005 and 2004
Statements of Cash Flow for year ended December, 2005 and 2004
Notes to Financial Statements

(a)(2) Exhibits
Exhibit No.	Identification of Exhibit
3.1	Articles of Incorporation (incorporated by reference from registration statement on Form SB-2 filed with the SEC on July 29, 2002)

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference from registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 29, 2002)

3.3	Bylaws (incorporated by reference from registration statement on Form SB-2 filed with the Securities and Exchange Commission on April 24, 2002).

10.1	Stock purchase Agreement between the Company and Tasker Capital Corp. dated as of April 22, 2005.

10.2	Limited Liability Corporation Dissolution and Settlement Agreement between the Company, American Mold Guard, and Zero Plus, LLC, dated as of December 8, 2005.

10.3	Employment Agreement with Gaylord Karren, dated as of June 11, 2005.

10.4	Employment Agreement with John Hopkins, dated as of June 11, 2005.

10.5	Employment Agreement with Warren Jaynes, dated as of February 15, 2006.

10.6	Joint Venture Agreement between the Company and William R. Jackson, PhD, dated as of October 11, 2005.

14	Code of Ethics (incorporated by reference from our Annual Report for the year ende3d December 31, 2004, filed with the Securities and Exchange Commission on April 15, 2005).

23	Consents

31	Certification pursuant to Rule 13a-14(a)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The following table shows the audit fees schedule for the fiscal years ending December 31, 2005 and 2004, for professional services rendered for both audit firms engaged to audit our annual financial statements and their reviews of the financial statements included in our Form 10-KSB.

Hall & Company
	2005	2004
Audit Fees	$38,898.00	$81,413.00

HJ & Associates
	2005	2004
Audit Fees	$25,000.00	$25,000.00

AUDIT-RELATED FEES

Hall & Company billed us for audit-related fees in connection with its audit of our financial statements for fiscal year ended December 31, 2005 in the amount of $13,213. Hall & Company did not bill us for any audit-related fees in connection with its audit of our financial statements for fiscal year ended December 31, 2004. HJ did not bill us for any audit-related fees in connection with its audit of our financial statements for the fiscal years ended December 31, 2004 and 2005.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2004 and December 31, 2004, Neither HJ & Associates nor Hall & Company billed us for, nor performed, any financial information systems design or implementation. For the fiscal years ended December 31, 2004 and December 31, 2005, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX FEES

For the fiscal year ended December 31, 2004, Hall & Company billed us $2,180 for professional services rendered for tax related services. HJ & Associates did not bill us for any professional services rendered for tax related services for the fiscal years ended December 31, 2004 or 2005.

ALL OTHER FEES

We were not billed for any other professional services by either Hall & Company or HJ & Associates for the fiscal years ended December 31, 2004 and December 31, 2005.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2005 by HJ Associates, LLC is compatible with maintaining HJ Associates, LLC independence.

AUDITOR’S TIME ON TASK

All of the work expended by HJ & Associates on our December 31, 2005 audit was attributed to work performed by HJ & Associates’ full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2005.

Electric Aquagenics Unlimited, Inc.:

By: /s/ Gaylord M. Karren
_________________________________
Gaylord M. Karren
President, chief executive officer, principal financial officer, principal accounting officer, chairman of the board of directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date stated.

/s/ Gaylord M. Karren
________________________________
Gaylord M. Karren
President, chief executive officer, principal financial officer, principal accounting officer, chairman of the board of directors
Date: April 15, 2005

/s/ John M. Hopkins
_________________________________
John M. Hopkins
Director
Date: April 15, 2005

/s/ Jay S. Potter
_________________________________
Jay Potter
Director
Date: April 15, 2005

/s/ William J. Warwick
_________________________________
William J. Warwick
Director
Date: April 15, 2004

ELECTRIC AQUAGENICS UNLIMITED, INC.

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Financial Statements

Consolidated Balance Sheets	F-4 - 5

Consolidated Statements of Operation	F-6

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	F-7 - 8

Consolidated Statements of Cash Flows	F-9 - 10

Notes to Consolidated Financial Statements	F-11 - 25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Electric Aquagenics Unlimited, Inc
Lindon, Utah

We have audited the accompanying consolidated balance sheets of Electric Aquagenics Unlimited, Inc., as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electric Aquagenics Unlimited, Inc., as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company’s recurring losses and cash used by operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
April 13, 2006

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2005	2004
CURRENT ASSETS		(Restated)
Cash and cash equivalents	$681,348	$389,222
Accounts receivable, net	122,771	59,011
Accounts receivable - related party, net	1,061	100,000
Current portion of notes receivable	18,834	16,387
Current potion of notes receivable - related party	63,823	34,337
Inventory, net	2,003,902	637,963
Total current assets	2,891,739	1,236,920
PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $245,211 and $118,081	946,702	548,370
OTHER ASSETS
Note Receivable Note Receivable - related party Patents and trademarks	72,555 306,829 22,352	90,182 178,433 14,273
Investments	374,075	612,168
Intellectual property	1,185,107	1,170,173
Deposits	10,568	5,758

Total other assets	1,971,486	2,070,987

Total assets	$5,809,927	$3,856,277

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2005	2004
CURRENT LIABILITIES		(Restated)
Accounts payable	$1,320,313	$473,949
Accounts payable - related party	-	4,500
Accrued expenses	346,759	151,212
Warranty reserve	96,800	95,160
Current portion of long-term debt	38,675	54,060
Total current liabilities	1,802,547	778,881
LONG TERM LIABILITIES
Long Term Debt, net of current portion	157,001	233,337
Senior Convertible Note Payable, net of discounts of $2,708,333	291,667	-
Derivative liability	5,353,716	-
Deferred licensing revenue	941,667	-
Total Long Term Liabilities	6,744,051	233,337

Total Liabilities	8,546,598	1,012,218

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 9,322,825 and 7,446,197 issued and outstanding	933	745
Additional paid in capital	19,838,331	12,173,124
Less: stock subscription receivable	-	(2,125)
Accumulated deficit	(22,575,935)	(9,327,685)

Total stockholders’ equity (deficit)	(2,736,671)	2,844,059

Total liabilities and stockholders’ equity (deficit)	$5,809,927	$3,856,277

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2005	2004
		(Restated)
NET SALES	$554,538	$-

NET SALES, related party	121,964	300,000

COST OF GOODS SOLD	651,812	87,377

GROSS PROFIT	24,690	212,623

OPERATING EXPENSES
Depreciation and amortization	181,912	50,233
Research and development	1,172,027	276,065
General and administrative	9,600,091	6,828,746

Total operating expenses	10,954,030	7,155,044

LOSS FROM OPERATIONS	(10,929,340)	(6,942,421)

OTHER INCOME (EXPENSE)
Interest expense	(385,057)	(87,995)
Interest income	54,358	13,158
Loss on extinguishment of debt	-	(151,246)
Gain on sale of assets	2,530	-
Loss on derivative liability	(2,353,716)	-
Other income (expense)	362,975	42,568

Total other income (expense)	(2,318,910)	(183,515)

LOSS BEFORE PROVISION FOR INCOME TAXES	(13,248,250)	(7,125,936)

PROVISION FOR INCOME TAXES	---	---

NET LOSS	$(13,248,250)	$(7,125,936)

NET LOSS PER SHARE	$(1.54)	$(1.52)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	8,602,812	4,682,064

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

FROM DECEMBER 31, 2003 THROUGH DECEMBER 31, 2005

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID IN CAPITAL		STOCK SUBSCRIPTION RECEIVABLE	ACCUMULATED DEFICIT	TOTAL
Balance, December 31, 2003	3,810,535	$381	$2,688,299	$	---	$(2,201,749)	$486,931

Issuance of 1,000,000 shares and 100,000 warrants, net of offering costs of $182,660	1,000,000	100	1,817,240		---	---	1,817,340

Issuance of 128,630 shares for payment of debt obligations	128,630	13	257,247		---	---	257,260

Warrants issued for services	---	---	1,026,195		---	---	1,026,195

Issuance of 1,062,026 shares for services	1,062,026	106	2,123,946		---	---	2,124,052

Issuance of 28,000 shares for services	28,000	3	97,997		---	---	98,000

Issuance of 88,606 shares for services	88,606	9	310,112		---	---	310,121

Issuance of 185,500 shares for subscription receivable	185,500	19	2,106		(2,125)	---	---

Issuance of 321,429 shares for purchase of Aquagen	321,429	32	1,124,968		---	---	1,125,000

Issuance of 821,471 shares, net of offering costs of $150,051	821,471	82	2,725,014		---	---	2,725,014

Net loss for the year ended Dec. 31, 2004	---	---	---		---	(7,125,936)	(7,125,936)

Balance, December 31, 2004	7,446,197	$745	$12,173,124		$(2,125)	$(9,327,685)	$2,844,059

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

FROM DECEMBER 31, 2003 THROUGH DECEMBER 31, 2005

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID IN CAPITAL	STOCK SUBSCRIPTION RECEIVABLE		ACCUMULATED DEFICIT	TOTAL
Balance, December 31, 2004	7,446,197	$745	$12,173,124		$(2,125)	$(9,327,685)	$2,844,059

Issuance of 17,141 shares for cash	17,141	2	59,992		---	---	59,994

Issuance of 10,000 shares for services	10,000	1	47,499		---	---	47,500

Issuance of 5,000 shares for termination of investment	5,000	1	24,999		---	---	25,000

Issuance of 850,000 shares for cash, net of offering costs of $355,793	850,000	85	2,721,307		---	---	2,721,392

Issuance of 17,986 shares for conversion of warrants	17,986	2	33,272		---	---	33,274

Issuance of 50,000 shares for services	50,000	5	144,995		---	---	145,000

Receipt of subscription receivable	---	---	---		2,125	---	2,125

Issuance of 50,000 shares for conversion of warrants	50,000	5	24,995		---	---	25,000

Obligation to issue 876,500 shares for cash, net of offering costs of $366,885	876,501	87	2,704,535		---	---	2,704,622

Warrants issued for services	---	---	1,903,613		---	---	1,903,613

Net loss for the year ended Dec. 31, 2005	---	---	---		---	(13,248,250)	(13,248,250)

Balance, December 31, 2005	9,322,825	$933	$19,838,331	$	---	$(22,575,935)	$(2,736,671)

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net loss	$(13,248,250)	$(7,125,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	181,912	50,233
Bad debt expense	30,000	-
Common stock issued for services	217,500	2,532,173
Warrants issued in lieu of cash	1,903,613	1,026,195
Discount of note payable	291,667	-
Gain on sale of assets	(2,530)	-
Gain on sale of investments	(362,974)
Loss on extinguishment of debt	-	151,246
Changes in operating assets and liabilities:
Increase in accounts receivable	(101,633)	40,989
Increase in accounts receivable - related party	100,000	136,512
Increase in inventory	(1,509,655)	(589,163)
Increase in deposits	(4,810)	(5,758)
Increase in accounts payable	846,364	333,763
Increase (Decrease) in accounts payable - related party	(4,500)	(2,331)
Increase in warranty reserve	1,640	95,160
Increase in deferred revenue	941,667	-
Increase in derivative liability	2,353,716	-
Decrease in accrued expenses	195,547	141,589
Net cash used in operating activities	(8,170,726)	(3,215,328)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(433,998)	(557,187)
Proceeds from sale of investments	718,000	-
Investments	(116,933)	(612,168)
Proceeds from notes receivable	20,140	(106,569)
Proceeds from notes receivable - related party	(156,030)	(212,770)
Acquired patents	(8,079)	(14,273)
Intellectual property acquisition	(14,934)	(45,173)
Net cash provided (used) in investing activities	8,166	(1,548,140)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(91,721)	(151,494)
Proceeds from notes payable	3,000,000	168,573
Proceeds from issuance of common stock	5,544,282	4,542,436
Proceeds from common stock subscribed	2,125	-
Net cash provided by financing activities	8,454,686	4,559,515
NET INCREASE (DECREASE) IN CASH	292,126	(203,953)
CASH BEGINNING OF YEAR	389,222	593,175

CASH END OF YEAR	$681,348	$389,222

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year ended December 31,
	2005	2004
Supplemental Disclosures of Cash Flow Information		(Restated)

Cash paid during the period for:
Interest	$381,555	$87,995
Income Taxes	$-	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities:

Common stock issued on conversion of notes payable	$-	$257,260
Common stock issued for services	$217,500	$2,532,173
Acquisition of business in exchange for stock issuance obligation	$-	$1,125,000
Warrants issued for servers	$1,903,613	$1,013,940

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description - Electric Aquagenics Unlimited, Inc. (the Company), was incorporated on March 6, 2000, under the laws of the state of Delaware and commenced operations in September, 2000 as Primacide, Inc,. On May 10, 2001, the Company changed its name from Primacide, Inc., to Electric Aquagenics Unlimited, Inc. The Company markets and manufactures purification equipment using technologies that sanitize and clean surfaces using water electrolysis. These products which the Company intends to market nationally are for commercial and residential use. The Company is a successor enterprise to another company, Primacide, LLC, which was founded by certain of the Company’s founders in 1998. The Company was organized with an insignificant carrying amount of the assets of Primacide, LLC. The Company’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of its wholly owned subsidiary Equilease, Inc. (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated, if any.

Cash and Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Receivables - Receivables represent valid claims against debtors for sales or other charges arising on or before the balance-sheet date and are reduced to their estimated net realizable value.

Inventory - Inventory, consisting primarily of finished goods, is stated at the lower of cost or market; cost is determined on first-in, first-out (FIFO) method.

Property and Equipment, and Depreciation - Property and equipment are recorded at historical cost. Expenditures for additions and major improvements that extend the life of the asset are capitalized, whereas the cost of maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from three to five years. Depreciation expense for the years ended December 31, 2005 and 2004, was $139,388 and $51,231, repectively.

Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets are reported at the lower of carrying or fair value less costs to sell.

Fair Value of Financial Instruments - The carrying values of cash on hand, receivables, payables and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recognition of Sales and Costs of Goods Sold - The Company records sales of its products upon shipment; when title passes to its customers; and, when collectibility is reasonably assured. The Company provides an allowance for sales returns based on current and historical experience. Cost of goods sold consists of the purchase price of products sold including inbound shipping charges.

Warranties - The Company warrants its products against defects in materials and workmanship for a period of three years. The Company has accrued a reserve for these anticipated future warranty costs.

Advertising Costs - The Company expenses advertising costs as incurred.

Income Taxes - The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development - Research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2005 and 2004 were $1,172,027 and $276,065, respectively.

Patents, Trademarks and Intellectual Property - Patents, trademarks and intellectual property, consisting of trade secrets and formulas, are recorded in accordance with SFAS No. 142. As such, patents and trademarks are initially measured based on their fair values. Patents and trademarks are being amortized on a straight-line basis over a period of 10 to 17 years. Intellectual property with indefinite lives is not amortized, but the carrying amounts of these assets are reviewed for impairment at least annually.

Investments - The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance-sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of being sold in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities which are not classified as held-to-maturity or as trading are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Comprehensive Loss - The Company adopted SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in the financial statements. For the year ended December 31, 2004 and 2005, the Company had no other component of comprehensive income or loss other than the net loss as reported in the statement of operations.

Earnings Per Share - The Company adopted SFAS No. 128, “Earnings per Share” (“SFAS 128"), which is effective for annual periods ending after December 15, 1997.  Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding.  No changes in the computation of diluted earnings per share amounts are presented because warrants granted would have been anti-dilutive due to the Company’s net reported loss.

Stock Based Compensation - The Company will account for employee stock option plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS 148”).  The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services.”

Recently Enacted Accounting Standards:  In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair value-based method and the recording of such expense in the consolidated statements of operations and comprehensive loss.  The accounting provisions of SFAS No. 123R are effective for our first fiscal year beginning after July 1, 2005, which will require us to adopt SFAS No. 123R for the three months ending March 31, 2006.  We believe that the adoption of SFAS No. 123R will have a material impact on our results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 3,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material. This statement is effective for inventory cost incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 is not currently applicable to the company, and we believe that the adoption of SFAS No. 151 will not have a a material impact on our results of operations.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which replaces the exception from fair value measurement in APB Opinion No. 29 with a general exception for exchanges of non-monetary assets that do not have commercial substance. This statement is effective for non-monetary asset exchanges occurring in fiscal periods periods beginning after June 15, 2005. SFAS No. 153 is not currently applicable to the company, and we believe that the adoption of SFAS No. 153 will not have a material impact on our results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections, an amendment of APB Opinion 20 and FASB Statement No. 3,” which changes the requirements for accounting for and reporting on a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material impact on our results of operations.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets, an amendment of FASB No. 140,” which modifies the accounting for and reporting of servicing asset and servicing liabilities. This statement is effective as of the beginning of our first fiscal year that begins after September 15, 2006. SFAS No. 156 is not currently applicable to the company and, we believe that the adoption of SFAS No. 156 will not have a material impact on our results of operations.

Reclassification - The financial statements for periods prior to December 31, 2005, have been reclassified to conform to the headings and classifications used in the December 31, 2005, financial statements.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK

The Company occasionally maintains cash balances in excess of the $100,000 federally insured limit. To date, the Company has not incurred, and the Company’s management does not currently expect to incur, any losses associated with its cash balances.

The Company extends unsecured credit to its customers in the normal course of business. Periodically, the Company performs credit evaluations of its customers’ financial condition for determination of doubtful accounts.

For the year ended December 31, 2005, sales to three customers, two affiliates and one nonaffilate, represented approximately 23% of the Company’s total net sales. Approximately 83% of the Company’s outstanding receivables were attributable to six customers as of December 31, 2005.

For the year ended December 31, 2004, sales to one customer, an affiliate, represented approximately 100% of the Company’s total net sales. Approximately 85% of the Company’s outstanding receivables were attributable to three customers as of December 31, 2004.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following at December 31:

	2005	2004
Trade Accounts Receivable	$152,771	$59,011
Trade Accounts Receivable - Related Party	1,061	100,000
Less allowance for doubtful accounts	(30,000)	-

	$123,832	$159,011

Bad debt expense for the years ended December 31, 2005 and 2004 was $30,108 and $0, respectively.

NOTE 4 - INVENTORIES

The composition of inventories is as follows at December 31:

	2005	2004
Finished goods	$531,625	$327,164
Raw materials	1,792,277	331,799
Allowance for obsolete inventory	(320,000)	(21,000)

	$2,003,902	$637,963

The Company has established an allowance for obsolete inventory. Expense for obsolete inventory was $299,000 and $0, for the years ended December 31, 2005 and 2004, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2005	2004
Machinery and equipment	723,870	$245,918
Vehicles	127,687	181,049
Furniture and fixtures	55,680	78,787
Leasehold improvements	284,676	160,697

Total property and equipment	1,191,913	666,451

Less: accumulated depreciation	(245,211)	(118,081)

Property and equipment, net	$946,702	$548,370

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

Patents, trademarks and intellectual property consisted of the following at:

	December 31,
	2005	2004
Patents and trademarks	$22,352	$14,273
Intellectual property	1,185,107	1,170,173

Net	$1,207,459	$1,184,446

In December 2004, the Company completed the purchase of Aquagen International, Inc’s assets (“Aquagen”). The assets acquired included $1,137,759 of intangible assets. Of the $1,137,759 of acquired intangible assets, $8,255 was assigned to registered trademarks and $1,129,504 was assigned to intellectual property consisting of trade secrets and formulas that are not subject to amortization.

The Company determined that the intangible assets acquired in the purchase of Aquagen are not subject to amortization based upon the guidance contained in SFAS 142, Paragraph 11, and Appendix A related thereto. Specifically, in acquiring the intangible assets, the Company reviewed all pertinent factors detailed in SFAS 142 and determined that there were no legal, contractual, competitive, economic or other factors that would limit the useful life of the intangible assets.

NOTE 7 - INVESTMENTS

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

During 2004, the Company purchased 30,278 shares of common stock of Zerorez Franchising Systems, Inc., an affiliated entity (“Zerorez”), for $60,555 in cash. The common stock was purchased at $2.00 per share. In addition, the Company received 109,307 shares of Zerorez’ common stock in lieu of a portion of the outstanding receivable balance due to the Company in the amount of $218,613. The Company also valued these shares at $2.00 per share, which was considered fair value by the Company and Zerorez. In 2005, the Company purchased 47,453 additional shares for $94,907 at $2.00 per share.

In 2004 the Company purchased a 2% interest in KesAir Technologies, LLC (“Kes Air”) for $300,000. KesAir is a manufacturing, research and development entity that the Company believed would assist its entry into the air purification and mold remediation industry. The Company has since decided to focus on other market channels but intends to eventually return and utilize this technology. Due to a lack of revenue from this asset, the Company expensed this asset in December of 2005.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - ACQUISITION OF BUSINESS

In December 2004, the Company acquired 100% of Aquagen International, Inc. (Aquagen), in exchange for $75,000 forgiveness of note receivable, note payable of $125,000 and 321,429 shares of the Company’s common stock valued at $3.50 per share. The total fair value of the purchase price totaled $1,412,464. Aquagen is a provider of proprietary water based oxygen supplement products. The following table presents the assets acquired and liabilities assumed, based on their fair values:

Cash and cash equivalents	$11,555
Accounts receivable	6,111
Inventories	34,329
Property, plant, and equipment	89,453
Intangible assets	1,137,759
Total assets acquired	1,279,207

Accounts payable	72,562
Other current liabilities	14,900
Total liabilities assumed	87,462

Net assets acquired	$1,191,745

NOTE 9 - RELATED PARTY TRANSACTIONS

Sales to Affiliate - During 2005, the Company sold 4 of its water generators to Zerorez, an affiliated entity having similar stockholders, for $100,000. The Company recorded costs associated with these sales in the amount of $34,000 for the year and had $100,000 in accounts receivable related to these transactions at December 31, 2005. The Company also sold approximately $22,000 in products to a related party.

During 2004, the Company sold 12 of its water generators to Zerorez, an affiliated entity having similar stockholders, for $300,000. This accounted for all of the Company’s sales for the year ended December 31, 2004. The Company recorded costs associated with these sales in the amount of $78,600 for the year and had $319,340 in accounts receivable related to these transactions at December 31, 2004.

Management and Consulting Fees - The Company pays management and consulting fees to entities owned by officers of the Company for services rendered to the Company in lieu of wages. For the year ended December 31, 2005, the Company paid $391,500 in cash and issued warrants to purchase 60,000 shares with an exercise price of $3.50 per warrant for these services. For the year ended December 31, 2004, the Company paid $342,500 in cash and issued 841,026 shares of common stock valued at $1,261,540 for these services.

Advances - Periodically throughout the year, the Company advances officers and employees cash for certain reimbursable expenses. As of December 31, 2005 and 2004, the Company had advances to employees or officers in the amount of $1,000 and $0, respectively.

Office Facilities and Rents - The Company leases office space which is personally guaranteed by officers/shareholders of the Company. For the years ended December 31, 2005 and 2004, the Company paid $243,813 and $96,151, respectively, in rent expense for this property.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SENIOR CONVERTIBLE DEBT

In September 2005, the Company entered into a Senior Convertible Note {“the Note”) with a third party in exchange for $3,000,000. Pursuant to the debt agreement, the Note accrues interest at the rate of 3% per annum and is due, principal and interest together, on September 16, 2008. No principal or interest payments need to be paid during the loan period. The Note may be converted into 1,000,000 shares of the Company’s $0.0001 par value common stock prior to the maturity date, and at any time, by the holder at a price per share equal to $3.00 per share, subject to certain other conversion adjustments. In connection with the issuance of the Note, the Company also granted a three year warrant to purchase up to two million shares of the Company’s $0.0001 par value common stock with an exercise price of $2.76 per share. The exercise price of these warrants is to be adjusted if the Company should issue stock for less than the original exercise price. Due to this feature wherein the conversion price is reset if shares are issued at a price less than the fixed conversion price, and pursuant to EITF 00-19, the Company has elected to bifurcate the conversion feature from the debt host, and accounts for the feature as a derivative liability with changes in fair value being recorded in the income statement. As of December 31, 2005, the value of the derivative liability was $5,353,716.

NOTE 11 - LONG TERM DEBT

Long-term debt consisted of the following at:

	December 31,
	2005	2004
Unsecured note payable to unrelated third party, payable in monthly installments of $1,750, including interest of approximately 22%, due October 2012	$57,186	$73,163

Unsecured note payable to unrelated third party, payable in monthly installments of $1,750, including interest of approximately 22%, due October 2012	54,864	62,763

Notes payable to bank, secured by vehicles, payable in monthly installments of approximately $2,220, including interest of 7%, due March 2009. Two of the notes are personally guaranteed by officers/shareholders of the Company.	83,626	151,471

Total long term debt	195,676	287,397

Less: current portion	(38,675)	(54,060)

Long term debt	$157,001	$233,337

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LONG TERM DEBT (continued)

Maturities of the notes payable are as follows:

Year Ending December 31,	Amount
2006	$38,675
2007	45,676
2008	52,446
2009	49,814
2010	9,065
Thereafter	-
$195,676

NOTE 12 - OPERATING LEASES

The Company leases two buildings and equipment under various operating leases, which generally have renewal options of one to five years. Rental Expense for the years ended December 31, 2005 and 2004 was $243,813 and $96,151, respectively.

Future minimum lease payments for the years ending December 31, are as follows:

2006	$167,036
2007	169,421
2008	159,874
2009	41,651
2010	-
Thereafter	-
$537,982

NOTE 13 - COMMON STOCK

In December 2005, the Company completed a private placement offering of 1,000,000 investment units (“the Units”) consisting of two shares of the Company’s restricted $0.0001 par value common stock (the “Shares”) plus one (1) warrant to purchase an additional Share, exercisable through December 31, 2010, at an exercise price of $3.17 per share. Each Unit was priced at $3.50. Under this offering, the Company received proceeds of $2,704,000, net of offering cost of approximately $366,000.

In February 2005, the Company successfully completed an additional private placement offering of 850,000 shares of its common stock at $3.50 per share. Under this offering, the Company received proceeds of approximately $2,721,000, net of offering costs of approximately $356,000, including placement agent warrants of 73,800 shares.

During the year ended December 31, 2005, the Company issued 67,986 shares of common stock for conversion of warrants. The Company received a total of $58,274 in payment for the shares.

During the year ended December 31, 2005, the Company issued 596,665 warrants to purchase common stock in the Company for consulting and advisory services valued at $1,903,613

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMON STOCK (continued)

During the year ended December 31, 2005, the Company issued 60,000 shares of common stock for services valued at $192,500.

During the year ended December 31, 2005, the Company issued 5,000 shares of common stock as settlement in a termination of an investment, valued at $25,000.

During the year ended December 31, 2004, the Company issued 380,000 warrants to purchase common stock in the Company for consulting and advisory services valued at $1,026,195.

During the year ended December 31, 2004, the Company issued 185,500 shares of common stock for a subscription receivable of $2,125. The subscription receivable was collected in full during 2005.

During the year ended December 31, 2004, the Company converted notes payable in the amount of $257,260 plus accrued interest into approximately 128,630 shares of common stock to related and unrelated parties.

During the year ended December 31, 2004, the Company issued 1,178,632 shares of its common stock to related and unrelated parties for services rendered for the Company valued at $2,532,173.

During the year ended December 2004, the Company completed a private placement for 10,000 investment units consisting of ten (10) shares of the Company’s common stock (the “Shares”) plus one (1) warrant to purchase an additional Share. Each unit was priced at approximately $20.00. Under this offering, the Company received net proceeds of $1,817,000, net of offering cost of $183,000.

During the year ended December 2004, the Company completed a private placement offering of 2,000,000 investment units consisting of two (2) shares of the Company’s restricted $0.0001 par value common stock (the “Shares”) plus one (1) warrant to purchase an additional Share, exercisable through December 31, 2010, at an exercise price of $5.50 per share. Under this offering, the Company received proceeds of approximately $2,725,000, net of offering cost of approximately $150,000.

During the year ended December 2004, the Company completed an acquision of a company. In connection with the acquisition, the Company issued 321,429 shares of common stock valued at $1,125,000. [See Note 6]

STOCK OPTION PLAN - In February 2005, the Company’s board of directors approved and adopted its 2005 Omnibus Stock Option Plan (“the Plan”). Under the plan, the Company may issue both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. The exercise price of the incentive stock options are 100% of the fair market value at grant date. The exercise price of the non-qualified options are at not less than 85% of the fair market value at grant date. As of December 31, 2005, 198,330 awards had been made, and total awards available to be granted from the Plan amounted to 1,473,330 shares.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMON STOCK (continued)

A summary of the status of the warrants granted at December 31, 2005 and 2004, and changes during the years then ended is presented below.

	For the Years Ended December 31,
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	585,481	$3.40	-	$-
Granted	3,647,811	2.58	585,481	3.40
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	4,233,292	$2.78 585,481	$3.40
Weighted average fair value of
options granted during the period	3,647,811	$2.58	585,481	$3.40

A summary of the status of the warrants outstanding at December 31, 2005 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$.01-.50	459,999	4.2 years	$0.03	459,999	$0.03
1.00 - 1.99	120,000	2.3 years	1.46	120,000	1.46
2.00 - 2.99	2,050,000	2.7 years	2.75	2,050,000	2.75
3.00 - 3.99	1,084,917	4.4 years	3.29	1,084,917	3.29
4.00 - 4.99	255,000	3.8 years	4.00	255,000	4.00
5.00 - 5.50	263,376	3.9 years	5.15	263,376	5.15
$.01-5.50	4,233,292	3.4 years	$2.78	4,233,292	$2.78

The fair value of each warrant granted is estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the grants during 2004: risk-free interest rate of between 2.54% and 3.63%, expected dividend yield of zero, expected lives of two to five years and expected volatility of between 7.39% and 88.5%. The following assumptions were used for options granted during 2005: risk-free interest rate of between 3.53 % and 4.70%, expected dividend yield of zero, expected lives of years and expected volatility of between 54.50 % and 81.58%.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2005 and 2004, the total of all deferred tax assets was approximately $7,332,000 and $3,426,000, respectively, and the total of the deferred tax liabilities was approximately $0 and $52,000, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company established a valuation allowance of approximately $7,332,000 and $3,400,000 as of December 31, 2005 and 2004, respectively, which has been offset against the deferred tax assets. The net change in the valuation allowance during the year ended December 31, 2004, was $3,932,000.

The Company has available at December 31, 2005, unused tax operating loss carryforwards of approximately $15,100,000, which may be applied against future taxable income and expire in various years through 2025.

The components of income tax expense from continuing operations for the years ended December 31, 2005 and 2004, consist of the following:

	Year Ended December 31,
	2005	2004
Current income tax expense:
Federal	$-	$-
State	-	-
Net current tax expense	-	-
Deferred tax expense (benefit) arising from:
Excess of tax over financial accounting depreciation	$(30,397)	$15,955
Accrued compensation and taxes	(28,870)	(47,669)
Reserve for bad debts	(11,190)	-
Contribution carryover	(3,581)	(3,544)
Warranty reserve	(612)	(35,495)
Deferred income	(351,242)	-
Obsolete inventory	(111,527)	-
Compensation (Options)	(713,405)	(378,200)
Net operating loss carryforwards	(2,674,798)	(2,196,684)
Valuation allowance	3,925,622	2,645,637
Net deferred tax expense	$-	$-

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES (continued)

A reconciliation of income tax expense from continuing operations at the federal statutory rate to income tax expense from continuing operations at the Company’s effective rate is as follows:
	Year Ended December 31,
	2005	2004
Computed tax at the expected federal statutory rate	34.00%	34.00%
State income taxes, net of federal income tax benefits	3.30	3.30
Derivative loss	(6.63)	0.00
Other	(1.04)	(.17)
Valuation allowance	(29.63)	(37.13)
Effective income tax rates	0.00%	0.00%

The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 2005 and 2004:
	December 31,
	2005	2004
Excess of tax over book accounting depreciation	$10,999	$(19,398)
Obsolete inventory	119,360	7,833
Accrued compensation	76,540	47,669
Warranty reserve	36,106	35,495
Contribution carryover	7,124	3,544
Deferred income	351,242	-
Compensation (options)	1,091,604	378,200
Reserve for bad debt	11,190	-
NOL carryforwards	5,628,299	2,953,501

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company was a party to one lawsuit, Kirby D. Cochran vs. Electric Aquagenics Unlimited, Inc., currently pending in the Third Judicial District Court, Salt Lake County, case number 050920678. This matter relates to an alleged breach of contract by the Company. The Company has entered into a “Stipulation for Entry of Judgment,” (the “Stipulation”) whereby it agreed to pay the plantiff $83,500 as follows: $25,000 upon the execution of the Stipulation (which has been paid), and $58,500 on or before September 16, 2006. Upon timely tender of all payments under the Stipulation, the plaintiff will dismiss this action, with prejudice. If the Company fails to make the payments due hereunder, the plaintiff is entitled to file the Stipulation with the court. The Company intends to make timely payments.

Joint Marketing Agreement - In October 2005, the Company entered into an agreement with a third party to establish a joint marketing effort. The companies intend to develop, prepare and market certain products that clean, sanitize and protect as well as products that minimize corrosion, mold, mildew, fungi and other microbial growth on interior and exterior surfaces. Under the agreement, the Company is to issue a total of 100,000 restricted shares of its common stock and to pay $10,000 per month to the joint venture partner under a consulting agreement. The Company is also to provide funding for manufacturing and marketing of the products to various industries. The Company will receive 50% of all revenues of the joint venture. As of December 31, 2005, the Company had not issued any shares of common stock pursuant to this contract and the contract was in the process of being renegotiated. The Company has not received any revenues under the agreement.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - COMMITMENTS AND CONTINGENCIES (continued)

Product Supplier Agreement - The Company maintains an exclusive licensing and product supplier agreement with Zerorez, an affiliated entity, to provide Zerorez with its Primacide water solutions and water generator for its carpet cleaning franchisees. The Company is committed to sell to Zerorez the Primicide B water generator for over the next 25 years under the agreement.

In September 2005, the Company entered into an exclusive license and distribution agreement with Water Sciences LLC, a third party, in exchange for receiving $1,000,000 and future royalty payments. Under the agreement, the licensee was granted the exclusive right to commercialize and develop the Company’s low-cost, non-toxic electrolyzed oxidative fluids used for cleaning, disinfection, remediation and hydration and to manufacture, distribute and sell the products to certain territories within Central and South America. Royalty payments under the agreement range from 2% - 5% depending on the annual sales volume of the licensee. This agreement automatically renews each year and shall remain in effect unless sooner terminated by the Company or licensee.

NOTE 16 - GOING CONCERN

During the current period, the Company incurred significant losses and a negative cash flow from operations. As a result, at December 31, 2005, the Company had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to increase sales and profit margins and control operating expenses. Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

NOTE 17 - LOSS PER SHARE

Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. At December 31, 2005, the Company had outstanding warrants and notes payable convertible into shares of common stock, which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - LOSS PER SHARE (continued)

The following data shows the amounts used in computing loss per share:

	For the Years Ended December 31,
	2005	2004
Loss from operations available to
Common shareholders (numerator)	$(13,248,250)	$(7,125,936)

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	8,602,812	4,682,064

Pro Forma Effects of Stock-Based Compensation — As of December 31, 2005, the Company had one stock-based compensation plan with outstanding stock or stock options. See Note 13. The Company currently applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans. In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123(R), the Company must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost, and the transition method to be used at the date of adoption.

The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004, had the Company applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation:

	For the Years Ended December 31,
	2005	2004
Net loss - as reported	$(13,248,250)	$(7,125,936)
Deduct: share-based employee compensation	$(703,039)	$-
Net loss - pro forma	$(13,951,289)	$(7,125,936)
Loss per share - reported	(1.54)	(1.52)
Loss per share - pro forma	(1.62)	(1.52)

Under the Black-Scholes option pricing model, the weighted average fair value of stock options at date of grant was $2.80 per option for options granted during the year ended December 31, 2005.

ELECTRIC AQUAGENICS UNLIMITED, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - RESTATEMENT

The Company has restated its financial statements for the year ended December 31, 2004. The Company determined that generally accepted accounting principles had not been followed for the recording of certain types of transactions. The type and impact of the changes to those transactions are as follows:

•	A sales decrease of $25,000 due to a customer’s inability to pay for the machine
•	Common stock & Warrant recognition resulting in additional consulting and compensation expense of $3,681,734
•	A long-lived investment asset was impaired and expensed increasing general and administrative expense $300,000
•	Loss on extinguishment of debt was recognized in the amount of $151,246 from debt paid off utilizing common stock
•	Warranty expense increased $120,000 to establish a warranty reserve on machines sold by the Company
•	A net decrease of $82,857 of various other general and administrative expenses

The following table highlights the significant areas of change from those previously reported:

	As previously reported December 31, 2004	Restated December 31, 2004	Change
Total Assets	$3,906,959	$3,856,277	$(50,682)
Additional Paid in Capital	$(8,340,144)	$(12,173,124)	$(3,832,980)
Total Equity	$(3,302,830)	$(9,969,995)	$(6,667,165)
Net Sales	$325,000	$300,000	$(25,000)
Net Income (Loss)	$(3,961,195)	$(7,125,936)	$(3,164,741)
Basic Earnings (Loss) per Share	$(0.71)	$(1.52)	$(0.81)