Form 10QSB
period 2006-03-31
ELECTRIC AQUAGENICS UNLIMITED INC
filed 2006-05-15
CIK 1170816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

or

( )	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

333-86830
(Commission File No.)

ELECTRIC AQUAGENICS UNLIMITED, INC.
(name of small business issuer in its charter)

Delaware	87-0654478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1464 W. 40 S. Suite #200, Lindon, Utah	84042-1629
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	(801) 443-1031

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 10, 2006, the Registrant had 10,922,825 shares of Common Stock, $0.0001 par value outstanding.

ELECTRIC AQUAGENICS UNLIMITED, INC.
QUARTERLY REPORT ON FORM 10-QSB
March 31, 2006

INDEX

PART I - FINANCIAL INFORMATION

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

March 31,	December 31
2006	2005
(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$493,076	$681,348
Accounts receivable, net	186,406	122,771
Accounts receivable - related party, net	2,200	1,061
Current portion of notes receivable	19,501	18,834
Current portion of notes receivable - related party	42,196	63,823
Inventory, net	2,249,644	2,003,902

Total current assets	2,993,023	2,891,739

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $295,205 and $245,211	828,280	946,702

OTHER ASSETS
Notes receivable	62,463	72,555
Notes receivable - related party	317,283	306,829
Patents and trademarks	22,352	22,352
Investments	374,075	374,075
Intellectual property	1,187,612	1,185,107
Deposits	21,737	10,568

Total other assets	1,985,522	1,971,486

Total assets	$5,806,825	$5,809,927

See notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

March 31,	December 31
2006	2005
(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$1,190,787	$1,320,313
Accrued expenses	395,497	346,759
Warranty reserve	96,800	96,800
Advance on sale of common stock -See Note 8	1,000,000	-
Advance deposits on machine orders	697,500	-
Current portion of long-term debt	38,675	38,675

Total current liabilities	3,419,259	1,802,547

LONG TERM LIABILITIES

Long term debt, net of current portion	147,823	157,001
Senior convertible note payable, net of discounts of $2,458,333 and $2,708,333.	541,667	291,667
Deferred licensing revenue	891,667	941,667
Derivative liability - See Note 4	5,331,309	5,353,716

Total long term liabilities	6,912,466	6,744,051

Total Liabilities	10,331,725	8,546,598

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 9,322,825 and 9,322,825 issued and outstanding, respectively	933	933
Additional paid in capital	20,162,117	19,838,331
Accumulated deficit	(24,687,950)	(22,575,935)

Total stockholders’ equity (deficit)	(4,524,900)	(2,736,671)

Total liabilities and stockholders’ equity (deficit)	$5,806,825	$5,809,927

See notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
		(Restated)
NET SALES	$517,391	$91,782

COST OF GOODS SOLD	319,746	33,794

GROSS PROFIT	197,645	57,988

OPERATING EXPENSES
Depreciation and amortization	54,880	32,500
Research and development	34,779	279,686
General and administrative	1,967,403	1,822,911

Total operating expenses	2,057,062	2,135,097

LOSS FROM OPERATIONS	(1,859,417)	(2,077,109)

OTHER INCOME (EXPENSE)
Interest expense	(289,106)	(13,916)
Interest income	14,101	15,699
Gain (loss) on derivative liability	22,407	-
Other income (expense)	-	(26,002)

Total other income (expense)	(252,598)	(24,219)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,112,015)	(2,101,328)

PROVISION FOR INCOME TAXES	---	---

NET LOSS	$(2,112,015)	$(2,101,328)

NET LOSS PER SHARE	$(0.23)	$(0.26)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	9,322,825	7,938,384

See notes to consolidated financial statements.

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31,
2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net loss	$(2,112,015)	$(2,101,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54,880	32,500
Common stock issued for services	-	72,500
Warrants and options issued in lieu of cash	323,786	274,915
Discount of note payable	250,000	-
Loss on disposal of assets	73,291	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(63,635)	(26,922)
(Increase) decrease in accounts receivable - related party	(1,139)	49,170
Increase in inventory	(245,742)	(487,623)
Increase in deposits	(11,169)	-
Increase (decrease) in accounts payable	(129,526)	302,513
Increase in advance deposits on machine orders	697,500	-
Increase (decrease) in deferred revenue	(50,000)	-
Increase (decrease) in derivative liability	(22,407)	-
Increase in accrued expenses	48,738	24,350
Net cash used in operating activities	(1,187,438)	(1,859,925)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(9,749)	(605,483)
Investments	-	(93,907)
Payments received from notes receivable	9,425	7,638
Payments (Proceeds) from notes receivable - related party	11,173	(15,325)
Acquired patents	-	(850)
Intellectual property acquisition	(2,505)	(11,781)
Net cash provided (used) in investing activities	8,344	(719,708)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(9,178)	(10,480)
Proceeds from advance on sale of stock - Water Science, LLC	1,000,000	-
Proceeds from issuance of common stock	-	3,035,000
Net cash provided by financing activities	990,822	3,024,520
NET INCREASE (DECREASE) IN CASH	(188,272)	444,887
CASH and cash equivalents, beginning of period	681,348	389,222

CASH and cash equivalents, end of period	$493,076	$834,109

See notes to consolidated financial statements.

Electric Aquagenics Unlimited, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Continued)

For the Three Months Ended March 31,
2006	2005
Supplemental Disclosures of Cash Flow Information:		(Restated)

Cash paid during the period for:
Interest	$7,962	$13,916
Income Taxes	$-	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities:

Common stock issued for services	$-	$72,500
Warrants issued for services	$323,786	$274,915

See notes to consolidated financial statements.

Electric Aquagenics Unlimited, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In management’s opinion all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Electric Aquagenics Unlimited, Inc. and its wholly owned subsidiary Equilease, Inc. (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated.

NOTE 3 - INVENTORIES

The composition of inventories is as follows at:

	March 31, 2006	December 31, 2005
Finished goods	$132,650	$531,625
Raw materials	2,433,129	1,792,277
Allowance for obsolete inventory	(316,135)	(320,000)

	$2,249,644	$2,003,902

NOTE 4 - SENIOR CONVERTIBLE DEBT

In September 2005, the Company entered into a Senior Convertible Note with a third party in exchange for $3,000,000. Pursuant to the debt agreement, the note accrues interest at the rate of 3% per annum and is due, principal and interest together, on September 16, 2008. No principal or interest payments need to be paid during the loan period. The note may be converted into 1,000,000 shares of the Company’s $0.0001 par value common stock prior to the maturity date, and at any time, by the holder at a price per share equal to $3.00 per share, subject to certain other conversion adjustments. In connection with the issuance of the Note, the Company also granted a three year warrant to purchase up to two (2) million shares of the Company’s $0.0001 par value common stock for a purchase price of $2.76 per share. The exercise price of these warrants is to be adjusted if the Company should issue stock for less than the original exercise price.

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SENIOR CONVERTIBLE DEBT - continued

Due to this feature wherein the conversion price is reset if shares are issued at a price less than the fixed conversion price, and pursuant to EITF 00-19, the Company has elected to bifurcate the conversion feature from the debt host and accounts for the feature as a derivative liability with changes in fair value being recorded in the income statement. As of March 31, 2006, the value of the derivative liability is $5,331,309.

Note 5 - GOING CONCERN

During the current period, the Company incurred significant losses and a negative cash flow from operations. As a result, at March 31, 2006, the Company had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to increase sales and profit margins and control operating expenses. Management plans to mitigate its losses in the near term through the further development and marketing of its patents, trademarks, brand and product offerings.

NOTE 6 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based-Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options  and stock purchases related to the Company’s employee stock option and award plans based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees” (“APB25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three month period ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three month period ended March 31, 2006 was $323,786 related to employee stock options issued during the period. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three period ended March 31, 2005.

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Fully Diluted Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended March 31,
	2006	2005
Loss (numerator)	$(2,112,015)	$(2,101,328)
Shares (denominator)	9,322,825	7,938,384
Per share amount	$(0.23)	$(0.26)

The Company’s outstanding stock options have been excluded from the basic net loss per share calculation for the three month period ended March 31, 2006 and 2005, because they are anti-dilutive.

NOTE 7 - RESTATEMENT

The Company has restated its financial statements for the period ended March 31, 2005. The Company determined that generally accepted accounting principles had not been followed in 2004 and for the first quarter of 2005 for the recording of certain types of transactions. See Note 18-Restatement of the Notes to the Consolidated Financial Statements for year ended December 31, 2005 and 2004 in the Company’s 10-KSB for details of the restatement of the 2004 financial statements. The impact of the 2004 restatement of the balance sheet accounts carries forward and the 2004 changes to such accounts are part of the changes noted below. The type and impact of the changes to those transactions relating to the first quarter of 2005 are as follows:

Recognition of common stock and warrant issuances resulting in additional consulting and compensation expense of $274,915. A net decrease of $10,938 of various other general and administrative expenses.

The following table highlights the significant areas of change from those previously reported:

	As previously reported March 31, 2005	Restated March 31, 2005	Change
Total Assets	$5,624,982	$5,453,747	$(189,235)
Additional Paid in Capital	$(11,348,141)	$(15,555,451)	$(4,207,310)
Accumulated deficit	$(7,917,774)	$(11,429,013)	$(3,511,239)
Total Equity	$(4,556,082)	$(4,125,146)	$430,936
Net Sales	$87,880	$91,782	$3,902
Net Income (Loss)	$(1,751,430)	$(2,101,328)	$(349,898)
Basic Earnings (Loss) per Share	$(0.31)	$(0.26)	$(0.05)

ELECTRIC AQUAGENICS UNLIMITED, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -SUBSEQUENT EVENTS

On May 1, 2006, the Company sold and issued to Water Science, LLC, a Florida limited liability company (“Water Science”), a total of 1,600,000 shares of the Company’s $0.0001 par value common stock for a total of $4 million cash, or $2.50 per share. In connection with the transaction, Water Science advanced the Company $1 million in cash in January 2006, which has been recorded as a current liability in these financial statements. In a letter agreement executed in connection with this transaction, Water Science agreed that this transaction would not cause an adjustment to the conversion price of the Senior Convertible Note issued to Water Science in September 2005, nor would it cause an adjustment to the exercise price of the warrant issued to Water Science in September 2005.

The Company also issued warrants to purchase up to 6,400,000 shares of the Company’s $0.0001 par value common stock in exchange for the payment of $2.76 per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s condensed results of operations and financial condition. The discussion should be read in conjunction with the financial statements included in our annual report on Form 10-KSB, and notes thereto.

Overview

Electric Aquagenics Unlimited, Inc. (referred to herein sometimes as “EAU,” “we,” “us,” or the “Company”) is in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create fluids. These fluids have various commercial applications and may be used in organic, agricultural and consumer products that clean, disinfect, remediate, hydrate and moisturize and do not contain or leave harmful residues associated with chemical-based disinfecting and cleaning agents (“EOW Technology”). For example, our agricultural treatment products systemically treat all facets and phases of the food chain, from soil to animal grain, by eliminating dangerous and unhealthy pathogens and augmenting the same with natural organic growth stimulating substances which are highly effective in increasing the growth in plants and weight gain and production in animals. The electrolyzed fluids created by the EOW Technology (referred to herein sometimes as the “EO Fluids” or “Empowered WaterTM) generated by our patented and specialized equipment currently replace many of the traditional products used in commercial, industrial and residential disinfecting and cleaning.

We also develop, manufacture and market consumer products that support a healthy lifestyle, such as our Perfect Empowered Drinking Water™, Perfect Oxygenated Therapy™ products, formerly marketed under the name “Aquagen® Stabilized Oxygen Products,” and our Perfect Hand Sanitizer and Protectant™. The fluids that incorporate the EO Technology and our consumer products are environmentally safe and non toxic. We plan to expand the market for our Perfect Oxygenated Therapy™ products and to develop other personal use products, such as skin care products, periodontal products and a foot sanitizer product. We also intend to continue to develop and market commercial and residential cleaning products, such as bottled surface cleaning products.

We have identified the following industries for early stage sales and marketing focus: 1) poultry processing, 2) bottled drinking water and consumer products, and 3) agricultural products. We focus on these markets because we believe that we have either a competitive advantage in the marketplace or a leading strategic industry partner for specific products and/or can provide an attractive value proposition to commercial end users or consumers for products that use or embody our EO Technology, EO Fluids or Perfect Oxygenated Therapy™ products. To penetrate these markets, we have entered into joint venture agreements with industry leading partners that have significant existing market share or we have found high-level industry professionals to help us manage the particular market or market channel.

We are continuing our testing with Tyson Foods, Inc with continued good results in proving the effectiveness of the EOW Technology in killing salmonella and other bacteria in poultry processing. Due to very encouraging results in increasing milk production and milk fat in dairy cattle, the Company is building a large production machine to further verify initial test results on a larger commercial scale and to prove the effectiveness of its technology in this market.

Past revenues have been generated primarily from equipment sales to the carpet and living surfaces industries, and some consumer product sales; but we intend to derive future EOW Technology revenues from recurring fees charged to customers based on per-unit or per-gallon of fluid used after equipment is installed; and we intend to drive our consumer and agriculture products to create greater revenues.

Our operations are currently funded by a combination of revenues and capital funding.

On February 15, 2006, we executed an amended exclusive licensing and product supplier agreement with Zerorez Franchising Systems, Inc., (“Zerorez”) an affiliated entity, to provide Zerorez its Primacide water solutions and water generators for its franchisees in the carpet and living surface cleaning industry. The Company is committed to sell to Zerorez the Primacide B water generator for over the next 25 years under this agreement. On May 11, 2006, the Company amended and restated this exclusive licensing and product supplier agreement with Zerorez to include different warranty provisions. Zerorez is not obligated to purchase any minimum amount of product under this agreement.

On March 28, 2006, we entered into an agreement with Brand Velocity, Inc., whereby Brand Velocity agreed to perform certain strategic planning and corporate assessment consulting services. By the terms of Brand Velocity’s engagement, it agreed to interview our key executives and review all of our relevant corporate communications, business plans and investor communications in order to help us better articulate our current and future business strategies. Under the Brand Velocity agreement, Brand Velocity agreed to create a document to help us develop our market channels, build brand recognition and establish clear marketing and development objectives for 2006

Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Selected Financial Information

	Three months ended March 31,
	2006	2005
Revenue, net	$517,391	$91,782
Gross profit (loss)	197,645	57,988
Operating loss	(1,859,417)	(2,077,109)
Other income (expense)	(252,598)	(24,219)
Net income (loss)	(2,112,015)	(2,101,328)

	March 31, 2006	March 31, 2005	December 31, 2005
Balance Sheet Data:

Cash and Cash Equivalents	$493,076	$834,109	$681,348

Total Current Assets	2,993,023	2,198,451	2,891,739

Total Assets	5,806,825	5,453,747	5,809,927

Total Current Liabilities	2,721,759	1,105,744	1,802,547

Long Term Debt	689,490	222,857	448,668

Total liabilities and stockholders’ equity	$5,806,825	$5,453,747	$5,809,927

Financial Position

We had $493,076 in cash as of March 31, 2006. Our working capital as of March 31, 2006 was $(426,236) compared to $1,089,192 at December 31, 2005. The primary reason for the decline in our working capital was current liabilities increasing by $1,697,500 due to the advance on the sale of common stock to Water Science, LLC and advance deposits on machine orders to Water Science, LLC. On May 1, 2006 the Company closed the sale of common stock to Water Science and the $1,000,000 current liability was transferred to equity. The $697,500 advance deposits liability will be reduced as the Company delivers machines to Water Science. This should occur during the second and third quarter of 2006. At March 31, 2006, our stockholders’ deficit was $4,524,900. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Discussion

The Company had total revenues of $517,391 for the three months ended March 31, 2006, which represents an increase of 464% from the $91,782 in total revenues for the same period one year earlier. A majority of this increase came from consumer products sales of approximately $227,000 and agriculture enhancement products of approximately $234,000 in the current quarter versus no consumer sales or agriculture enhancement product sales in the first quarter for 2005. Management believes that this trend will continue generating significant revenues from both its consumer and agriculture enhancement sales. Management also believes that agriculture machine sales will be realized in the second quarter as it has taken deposits on eight machines from Water Science the company that holds a license agreement with the Company to distribute its products in Latin America..

Research and development expenses incurred in the first quarter of 2006 decreased $244,907 or 88% compared to those expenses incurred during the same period one year earlier due to the Company beginning to move from the development stage to the sale of its developed products. We anticipate that our research and development expenditures will continue at approximately this same level or a little higher due to research it intends to continue in the dairy and feed lot markets. While the Company will continue improve its products and their performance, it believes it has developed proven products that have commercial value in its targeted markets.

The Company’s general and administrative expenses totaled $1,967,403 during the first quarter of 2006, compared to $1,822,911 during the first quarter of 2005. This 8% increase in general and administrative expenses is attributable to an increase in salary and contract labor expense and benefits of $533,877 over the prior year period. This increase is partially offset by decreases in marketing expenses of $127,087, capital funding expense of $334,965 and rent expense of $23,768 over the first quarter in 2005. The Company is currently trying to reduce its general and administrative expenses and has reduced its workforce by 10% at the end of the quarter and is challenging all of its expenditures.

Total other expense increased from $24,219 for the first quarter 2005 to $252,598 in 2006 or $228,379. The majority of this increase is due to an increase of interest expense relating to the derivative liability of approximately $278,000 compared to no derivative liability expense in the same period for 2005.

Liquidity and Capital Resources

At March 31, 2006, we had cash and cash equivalents of $493,076, compared to $681,348 at December 31, 2005. We have had continuing operating losses of $2,112,015 for the three months ended March 31, 2006, compared with operating losses of $2,101,328 for the three months ended March 31, 2005. The net loss per share for the first quarter of 2006 was $(0.23) per share compared to a $(0.26) per share for the same period in 2005. The decrease is attributable to a higher weighted-average of shares outstanding (1,384,441) during 2006. Our working capital as of March 31, 2006 was $(426,236) for reasons discussed above.

Net cash used in operating activities in the three month period ended March 31, 2006 was $1,187,438, compared to $1,859,925 for the same period in 2005. The primary uses of cash were an increase in inventory of $245,742, an increase of accounts receivable of $63,635 and a decrease in accounts payable of $129,526. Advances on machine orders increased $697,500 during the quarter which reduced the operating cash requirements for the Company. Sales have increased during the quarter resulting in a corresponding increase in accounts receivable.

At March 31, 2006, the Company’s inventory was $2,249,644, representing an increase of 12.3% from the $2,003,902 on hand at December 31, 2005. This increase in inventory resulted from taking advantage of volume pricing and low precious metal prices at the time and in the Company’s anticipating orders of large generators. The Company is in the process of building machines for Water Science during the early part of 2006 and has increased its inventory over the December 31, 2005 inventory levels due to ordering parts for these machines. Management anticipates converting part of this inventory to sales and cash during the next three to four months. We believe that these large generators will be utilized both in the live processing, agriculture applications and the dairy markets. Management believes these sales will be realized during 2006 and that inventory will be reduced to more normal inventory levels.

The operating outflow of cash was offset by the Company issuing warrants and stock options in lieu of cash during the quarter of $323,786. The Company adopted SFAS 123R and expenses stock options given to employees. The operating loss was increased by the following items which had no cash flow impact. The Company recognized a non-cash gain from the discounting of the Company’s note payable to Water Science of $250,000. See Note 4 to the Company’s unaudited consolidated financial statements. The Company identified and wrote-off leasehold improvements relating to a prior leased location totaling $73,291 in connection with the Aquagen purchase made on December 31, 2004.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues. We have no commitments to fund any future capital expenditures. Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months. We anticipate that we will need approximately two to three million dollars in funding to execute our business plan over the next twelve months and at least an additional $5,000,000 or more in funding thereafter. However, if we able to expand our sale of EO machines as anticipated, we will need significantly more capital to fund that expansion.

The $1,000,000 advance on the sale of the Company’s common stock to Water Science was received in January 2006. The sale of the common stock was consummated on May 1, 2006. The advance was classified as a current liability at March 31 due to the short term nature of the liability. The liability was transferred to equity at the closing and recording of the transaction. See part II, - Item 2 Unregistered Sales of Equity Securities and Use of Proceeds and Note 8- Subsequent Events in the condensed notes to consolidated financial statements.

Proceeds from the private sale of our common stock to Water Sciences should be sufficient to fund our continuing operations at our current level through at least August 2006 or later depending on the ability of the Company to generate sales. Management recognizes that additional funding will be required to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding. We have no contractual arrangements that will provide us with funds and there can be no assurance that we will obtain the necessary funding, or that such funding, if obtained, will be on terms that are favorable to the Company or its shareholders. Failure to raise the required capital could prevent us from achieving our business objectives and may result in substantially reducing or even terminating operations.

If the Company does not raise sufficient funds in the future, we may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Future financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, inability to establish a public market for our common stock, or once we have a market for our common stock, a subsequent decline in the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult for us to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  Note 1 of the notes to consolidated financial statements in Part II, Item 7 of the Company's Annual Report on Form 10-KSB, dated December 31, 2005, describes the significant accounting policies and methods used in preparation of our consolidated financial statements.  We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates.  We believe the following to be our critical accounting estimates because they are both important to the portrayal of our financial condition and results and they require us to make judgments and estimates about matters that are inherently uncertain.

Our critical accounting policies and estimates include the following:

Revenue recognition;

Impairment of long-lived assets; and

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

Recent Accounting Pronouncements

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options  and stock purchases related to the Company’s employee stock option and award plans based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees” (“APB25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three month period ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three month period ended March 31, 2006 was $323,786 related to employee stock options issued during the period. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three period ended March 31, 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 3,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material. This statement is effective for inventory cost incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 is not currently applicable to the company, and we believe that the adoption of SFAS No. 151 will not have a material impact on our results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29,” which replaces the exception from fair value measurement in APB Opinion No. 29 with a general exception for exchanges of non-monetary assets that do not have commercial substance. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 is not currently applicable to the company, and we believe that the adoption of SFAS No. 153 will not have a material impact on our results of operations.

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

Inflation

We do not expect the impact of inflation on operations to be significant.

Forward-Looking Statements

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved.

Item 3. Controls and Procedures

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted a review, evaluation, and assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006, pursuant to Exchange Act Rule 15d-15.

A material weakness, as defined under standards established by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected.

As part of our year-end reporting and the preparation of this report for 10-QSB, for the first quarter 2006, management determined that our previous filings with the SEC had failed to follow generally accepted accounting principles and to employ proper accounting disclosures. These determinations indicate that we have a material weakness in our internal controls over financial reporting. Additionally, management concluded it was necessary to restate our consolidated financial statements for the year ended December 31, 2004, and for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

Management also determined that another inherent internal control weakness exists due to the size of our accounting staff, comprised of two accountants, and due to the general ledger system which allows for entries to be changed with no tracking of such changes available. We initiated the correction of these weaknesses in the first quarter 2006.

In addition, our auditors noted that some balance sheet accounts were not timely reconciled which could result in deficiencies in monthly and quarterly internal and external financial statements.

Remediation of Material Weaknesses

Management is required to ensure that its personnel in all areas have the required competence, resources, training, and supervision; that policies and procedures necessary for their assigned levels of responsibility are in place; and that sufficient staff is present to effectively perform all processes necessary to maintaining a proper internal control environment. Management is also responsible for maintaining effective internal control processes over its financial and reporting process.

In order to remediate the aforementioned material weaknesses, management is taking the following actions:

•	Management engaged a new independent public accounting firm on March 9, 2006;
•	Management hired a new Chief Financial Officer, H. Warren Jaynes, on February 15, 2006;
•	Management has implemented a regular routine of reconciling all balance sheet accounts on a regular timely basis to ensure the accuracy of our records;
•
Our Chief Financial Officer conducts a quarterly meeting with all senior executives to discuss our Internal Controls over Financial Reporting and Disclosure and review all pertinent matters with such senior executives. The first meeting was held on March 31, 2006; and

•	Management intends to purchase and implement a new general ledger system during the third quarter of 2006 allowing for better internal accounting controls.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 15, 2006, we granted stock options exercisable for 300,000 shares of common stock to Warren Jaynes, our Chief Financial Officer. The options are exercisable at $2.76 per share. One hundred thousand of the shares vest on the first anniversary of the Agreement; and twenty-five thousand shares will vest every three months thereafter. The sale of the above referenced securities was exempt from registration with the Securities and Exchange Commission under Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. We did not use an underwriter in connection with this offering.

On May 1, 2006, we entered into a Subscription Agreement, a Warrant Agreement, a Registration Rights Agreement and an Amended and Restated Exclusive License and Distribution Agreement with Water Science an accredited and sophisticated investor and our senior lender and a major customer. Pursuant to the Subscription Agreement, we sold and issued to Water Science 1,600,000 shares of our $0.0001 par value common stock for an aggregate purchase price of $4 million, or $2.50 per share. Pursuant to the Warrant Agreement, we granted to Water Science a three year warrant to purchase up to a total of 6,400,000 shares of our $0.0001 par value common stock for a purchase price of $2.76 per share.

Pursuant to the Registration Rights Agreement, we agreed to register with the Securities and Exchange Commission all of the shares purchased by the Subscription Agreement and all of the shares underlying the Warrant Agreement during the period between the one year anniversary and the two year anniversary of the date of the Registration Rights Agreement.

Pursuant to the Amended and Restated Exclusive License and Distribution Agreement, certain terms in the original Exclusive License and Distribution Agreement entered into between Water Science and us on or about September 19, 2005, were clarified, specifically with respect to what products and technology is intended to be covered by the License Agreement, and to specify the initial pricing with respect to such products.

We paid a placement fee of $240,000 to SunTrust Robinson Humphrey Capital Markets Division ("SunTrust") in connection with the placement of the 1,600,000 shares of common stock. The placement fee was paid to SunTrust pursuant to the terms of an Engagement Letter dated October 31, 2005 (the "Engagement Letter") whereby SunTrust was appointed as our exclusive placement agent in connection with the sale of securities. Pursuant to the terms of the Engagement Letter, which may be terminated by either party at any time, SunTrust is entitled to a placement fee of 6.0% of the gross proceeds received by the Company from any sale by the Company of its securities. The sale of the above referenced securities was exempt from registration with the Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

On May 1, 2006, we entered into a consulting agreement with JL Montgomery Consulting, LLC, a Florida limited liability company and an accredited and sophisticated investor. By the terms of this agreement, JL Montgomery Consulting agreed to assist the Company in locating and structuring equity and long-term debt financing; to help establish financial policies and procedures; to offer strategic financial assistance; to provide strategic business planning; to offer financial advice to the Company and its Board of Directors on financial matters; and to introduce the Company to third parties, including independent companies, governmental contacts, and/or third party individuals interested in purchasing our products or forming a business relationship with us. As compensation, we granted to LJ Montgomery Consulting a five-year, fully vested warrant to purchase up to 500,000 of our $.0001 common stock at the price of $2.76 per share. The sale of the securities was exempt from registration with the Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

Item 6. Exhibits and Reports on Form 8-K

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
3(i).1	Articles of Incorporation (Incorporated by reference from registration statement on Form SB-2 filed with the SEC on July 29, 2002 (File No. 333-86830)
3(i).2
Certificate of Amendment of Certificate of Incorporation (Incorporated by reference from registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 29, 2002 (File No. 333-86830)

3(ii).1	Bylaws (Incorporated by reference from registration statement on Form SB-2 filed with the Securities and Exchange Commission on April 24, 2002 (File No. 333-86830).
10.1
Senior Convertible Note by and between the Company and Water Sciences, LLC, in the principal amount of $3,000,000, dated September 16 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K/A, dated October 12, 2005)

10.2	Stock purchase Agreement between the Company and Tasker Capital Corp. dated as of April 22, 2005 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-KSB, dated December 31, 2005)
10.3
Limited Liability Corporation Dissolution and Settlement Agreement between the Company, American Mold Guard, and Zero Plus, LLC, dated as of December 8, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-KSB, dated December 31, 2005)

10.4	Employment Agreement with Gaylord Karren, dated as of June 11, 2005 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-KSB, dated December 31, 2005)
10.5	Employment Agreement with John Hopkins, dated as of June 11, 2005 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-KSB, dated December 31, 2005)
10.6	Employment Agreement with Warren Jaynes, dated as of February 15, 2006 (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-KSB, dated December 31, 2005)
10.7	Joint Venture Agreement between the Company and William R. Jackson, PhD, dated as of October 11, 2005 (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-KSB, dated December 31, 2005)
10.8	Subscription Agreement, by and between the Company and Water Science, LLC, dated May 1, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, dated May 4, 2006)
10.9	Warrant Agreement, by and between the Company and Water Science, LLC, dated May 1, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, dated May 4, 2006)
10.10	Registration Rights Agreement by and between the Company and Water Science, LLC, dated May 1, 2006 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, dated May 4, 2006)
10.11
Amended and Restated Exclusive License and Distribution Agreement, by and between the Company and Water Science, LLC, dated May 1, 2006 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, dated May 4, 2006)

10.12	Engagement Letter by and between the Company and SunTrust Robinson Humphrey Capital Markets Division, dated May 1, 2006
10.13	Consulting Agreement by and between the Company and JL Montgomery Consulting, LLC, dated May 1, 2006
10.14	Consulting Agreement by and between the Company and Brand Velocity, Inc, dated March 28, 2006

31.1	Certification by Gaylord M. Karren under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by H. Warren Jaynes under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Gaylord M. Karren pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of H. Warren Jaynes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on May 15, 2006.

ELECTRIC AQUAGENICS UNLIMITED, INC.

By:	/s/ Gaylord M. Karren

Chief Executive Officer Principal Executive Officer