Form 10QSB/A
period 2006-03-31
ELECTRIC AQUAGENICS UNLIMITED INC
filed 2006-06-20
CIK 1170816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-QSB/A
                                (Amendment No. 1)

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2006

                         Commission File Number 0-26694

                       ELECTRIC AQUAGENICS UNLIMITED, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                     87-0654478
 -------------------------------               ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

                1464 W. 40 S. Suite #200, Lindon, Utah 84042-1629
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 443-1031
                           --------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                     Outstanding as of May 10, 2006
     ------------------------------         ------------------------------
     Common Stock, $.0001 par value                10,922,825 shares

                         PART I -- FINANCIAL INFORMATION

Item 3. Controls and Procedures

         Disclosure Controls and Procedures

         The Company has evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the issuer's disclosure controls and procedures as of March
31, 2006, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the principal executive and financial officers concluded that the Company's disclosure controls and procedures are effective.

         Changes in Internal Controls Over Financial Reporting

         The Company has evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the issuer's internal control over financial reporting. It was determined that previous filings failed to follow generally accepted accounting principles and to employ proper accounting disclosures. These determinations found that the Company had a material weakness in its internal controls over financial reporting. These determination also resulted in the Company restating its consolidated financial statements for the year ended December 31, 2004, which restatement appeared in the Company's annual report on Form 10-KSB for the period ended December 31, 2005.

         The evaluation also concluded that another inherent internal control weakness exists due to the size of its accounting staff, comprised of two accountants, and the Company's general ledger system which allows for entries to be changed without the ability to track changes to the general ledger. In addition, some balance sheet accounts were not timely reconciled which could result in deficiencies in monthly and quarterly internal and external financial statements.

         In order to remediate the aforementioned material weaknesses, management is taking the following actions:

         o Management engaged a new independent public accounting firm on March 9, 2006;
         o Management hired a new Chief Financial Officer, H. Warren Jaynes, on February 15, 2006;
         o Management has implemented a regular routine of reconciling all balance sheet accounts on a regular timely basis to ensure the accuracy of our records;
         o The Chief Financial Officer conducts a quarterly meeting with all senior executives to discuss disclosure controls and procedures and internal controls over financial reporting and review all pertinent matters with such senior executives; and
         o Management intends to purchase and implement a new general ledger system during the third quarter of 2006 allowing for better internal accounting controls.

         Except as described above, there were no significant changes in internal controls over financial reporting or other factors that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting that occurred during the most recently completed fiscal quarter.


                          PART II -- OTHER INFORMATION

Item 6. Exhibits

 EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
 -----------                          ----------------------

  3(i).1 Articles of Incorporation (Incorporated by reference from registration statement on Form SB-2 filed with the SEC on July 29, 2002 (File No. 333-86830)

  3(i).2 Certificate of Amendment of Certificate of Incorporation (Incorporated by reference from registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 29, 2002 (File No. 333-86830)

  3(ii).1 Bylaws (Incorporated by reference from registration statement on Form SB-2 filed with the Securities and Exchange Commission on April 24, 2002 (File No. 333-86830)

 EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
 -----------                          ----------------------

  10.1 Senior Convertible Note by and between the Company and Water Sciences, LLC, in the principal amount of $3,000,000, dated September 16 2005 (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K/A, dated October 12, 2005)

  10.2 Stock purchase Agreement between the Company and Tasker Capital Corp. dated as of April 22, 2005 (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-KSB, dated December 31, 2005)

  10.3 Limited Liability Corporation Dissolution and Settlement Agreement between the Company, American Mold Guard, and Zero Plus, LLC, dated as of December 8, 2005 (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB, dated December 31, 2005)

  10.4 Employment Agreement with PersonNameGaylord Karren, dated as of June 11, 2005 (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB, dated December 31, 2005)

  10.5 Employment Agreement with PersonNameJohn Hopkins, dated as of June 11, 2005 (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB, dated December 31, 2005)

  10.6 Employment Agreement with Warren Jaynes, dated as of February 15, 2006 (Incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB, dated December 31, 2005)

  10.7            Joint Venture Agreement between the Company and William R.
                  Jackson, PhD, dated as of October 11, 2005 (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-KSB, dated December 31, 2005)

  10.8 Subscription Agreement, by and between the Company and Water Science, LLC, dated May 1, 2006 (Incorporated by reference to
                  Exhibit 10.1 of the Company's Form 8-K, dated May 4, 2006)

  10.9 Warrant Agreement, by and between the Company and Water Science, LLC, dated May 1, 2006 (Incorporated by reference to
                  Exhibit 10.2 of the Company's Form 8-K, dated May 4, 2006)


  10.11 Amended and Restated Exclusive License and Distribution Agreement, by and between the Company and Water Science, LLC, dated May 1, 2006 (Incorporated by reference to Exhibit 10.4 of the Company's Form 8-K, dated May 4, 2006)

  10.12 Engagement Letter by and between the Company and SunTrust Robinson Humphrey Capital Markets Division, dated May 1, 2006 (Incorporated by reference to Exhibit 10.12 of the Company's Form 10-QSB, dated March 31, 2006)

  10.13 Consulting Agreement by and between the Company and JL Montgomery Consulting, LLC, dated May 1, 2006 (Incorporated by reference to Exhibit 10.13 of the Company's Form 10-QSB, dated March 31, 2006)

  10.14 Consulting Agreement by and between the Company and Brand Velocity, Inc, dated March 28, 2006 (Incorporated by reference to Exhibit 10.14 of the Company's Form 10-QSB, dated March 31,
                  2006)

  10.15 Work Authorization for Brand Velocity, Inc., dated March 28, 2006 (Incorporated by reference to Exhibit 10.15 of the Company's Form 10-QSB, dated March 31, 2006)

  31.1 Certification by Jay S. Potter under Section 302 of the Sarbanes-Oxley Act of 2002

  31.2 Certification by H. Warren Jaynes under Section 302 of the Sarbanes-Oxley Act of 2002

  32.1 Certification of Jay S. Potter pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2            Certification of H. Warren Jaynes pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ELECTRIC AQUAGENICS UNLIMITED, INC.


                                          By: /s/ Jay S. Potter
                                              ----------------------------------

                                              Jay S. Potter
                                              Interim Chief Executive Officer
                                              (Principal Executive Officer)

                                          By: /s/ H. Warren Jaynes
                                              ----------------------------------

                                              H. Warren Jaynes
                                              Chief Financial Officer
                                              (Principal Financial Officer)