Form 10QSB
period 2006-06-30
ELECTRIC AQUAGENICS UNLIMITED INC
filed 2006-08-11
CIK 1170816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

                  or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                                    333-86830
                              ---------------------
                              (Commission File No.)

                       ELECTRIC AQUAGENICS UNLIMITED, INC.
                  ---------------------------------------------
                 (name of small business issuer in its charter)

              Delaware                                       87-0654478
  -------------------------------                        ------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                1464 W. 40 S. Suite #200, Lindon, Utah 84042-1629
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                    Issuer's telephone number: (801) 443-1031

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

         As of August 9, 2006, the Registrant had 10,972,825 shares of Common Stock, $0.0001 par value outstanding.

                       Electric Aquagenics Unlimited, Inc.
                         QUARTERLY REPORT ON FORM 10-QSB
                                  June 30, 2006


                                      INDEX

                                                                           Page

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

         Consolidated Balance Sheets - June 30, 2006 and                     3
           December 31, 2005

         Consolidated Statements of Operations - Three and Six months        5
           ended June 30, 2006 and 2005

         Consolidated Statements of Cash Flows - Six months ended            6
           June 30, 2006 and 2005

         Notes to Consolidated Financial Statements                          8

ITEM 2. Management's Discussion and Analysis or Plan of Operation           13

ITEM 3. Controls and Procedures                                             21


                           PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds         21

ITEM 5. Other Information                                                   22

ITEM 6. Exhibits                                                            22


SIGNATURES                                                                  25

PART I - FINANCIAL INFORMATION

                                               Electric Aquagenics Unlimited, Inc.

                                                   CONSOLIDATED BALANCE SHEETS


                                                             ASSETS



                                                                                     June 30,            December 31,
                                                                                       2006                  2005
                                                                                 ------------------    ------------------
CURRENT ASSETS                                                                      (Unaudited)            (Audited)
   Cash and cash equivalents                                                      $       882,279       $       681,348
   Accounts receivable, net                                                               147,276               122,771
   Accounts receivable - related party, net                                               266,418                 1,061
   Current portion of notes receivable                                                     23,564                18,834
   Current portion of notes receivable - related party                                     48,977                63,823
   Inventory, net                                                                       2,555,496             2,003,902
                                                                                 ------------------    ------------------

     Total current assets                                                               3,924,010             2,891,739
                                                                                 ------------------    ------------------

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation of $321,567 and $245,211                                      741,749               946,702
                                                                                 ------------------    ------------------

OTHER ASSETS
   Notes receivable                                                                        55,335                72,555
   Notes receivable - related party                                                       304,178               306,829
   Deposits                                                                                21,737                10,568
   Intellectual property                                                                1,222,546             1,207,459
   Investments                                                                            374,075               374,075
                                                                                 ------------------    ------------------

     Total other assets                                                                 1,977,871             1,971,486
                                                                                 ------------------    ------------------

       Total assets                                                               $     6,643,630       $     5,809,927
                                                                                 ==================    ==================


                                    See notes to consolidated financial statements.

                                                           3

                                       Electric Aquagenics Unlimited, Inc.

                                     CONSOLIDATED BALANCE SHEETS (Continued)

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                     June 30,            December 31,
                                                                                       2006                  2005
                                                                                 ------------------    ------------------
Current liabilities                                                                 (Unaudited)            (Audited)
   Accounts payable                                                               $       929,833       $     1,320,313
   Accrued expenses                                                                       546,558               346,759
   Warranty reserve                                                                       108,800                96,800
   Advance deposits on machine orders - related party                                     577,000                   ---
   Current portion of long-term debt                                                       27,738                38,675
                                                                                 ------------------    ------------------

     Total current liabilities                                                          2,189,929             1,802,547
                                                                                 ------------------    ------------------

LONG TERM LIABILITIES

    Long term debt, net of current portion                                                112,716               157,001
    Senior convertible note payable - related party,
      net of discounts of $2,208,333 and $2,708,333                                       791,667               291,667
    Deferred licensing revenue - related party                                            841,667               941,667
    Derivative liability - related party  (See Note 4)                                  4,694,807             5,353,716
                                                                                 ------------------    ------------------

     Total long term liabilities                                                        6,440,857             6,744,051
                                                                                 ------------------    ------------------

       Total Liabilities                                                                8,630,786             8,546,598
                                                                                 ------------------    ------------------

STOCKHOLDERs' EQUITY (DEFICIT)
   Common stock, $.0001 par value; 50,000,000 shares authorized;
    10,947,825 and 9,322,825 issued and outstanding, respectively                           1,095                   933
   Additional paid in capital                                                          24,867,608            19,838,331
   Accumulated deficit                                                                (26,855,859)          (22,575,935)
                                                                                 ------------------    ------------------

    Total stockholders' equity (deficit)                                               (1,987,156)           (2,736,671)
                                                                                 ------------------    ------------------

       Total liabilities and stockholders' equity (deficit)                       $     6,643,630       $     5,809,927
                                                                                 ==================    ==================


                                  See notes to consolidated financial statements.

                                                         4

                                       Electric Aquagenics Unlimited, Inc.

                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three Months Ended                             Six Months Ended
                                                              June 30,                                    June 30,
                                                    2006                   2005                  2006                  2005
                                              ------------------    -------------------    ------------------    ------------------
                                                                         (Restated)                                  (Restated)
NET SALES - RELATED PARTY                      $       309,619       $        52,161        $       708,219       $        52,161

NET SALES                                              276,330                67,988                395,121               159,770
                                              ------------------    -------------------    ------------------    ------------------
TOTAL SALES                                            585,949               120,149              1,103,340               211,931

Cost of goods sold                                     361,307                47,358                681,053                81,152
                                              ------------------    -------------------    ------------------    ------------------

Gross profit                                           224,642                72,791                422,287               130,779
                                              ------------------    -------------------    ------------------    ------------------

OPERATING EXPENSES
   Depreciation and amortization                        50,970                33,372                105,850                65,872
   Research and development                             34,557                45,115                 69,336               324,801
   General and administrative                        2,679,217             2,827,355              4,646,620             4,650,266
                                              ------------------    -------------------    ------------------    ------------------

     Total operating expenses                        2,764,744             2,905,842              4,821,806             5,040,939
                                              ------------------    -------------------    ------------------    ------------------

LOSS FROM OPERATIONS                                (2,540,102)           (2,833,051)            (4,399,519)           (4,910,160)
                                              ------------------    -------------------    ------------------    ------------------

OTHER INCOME (EXPENSE)
   Interest expense                                   (294,688)              (16,712)              (583,794)              (30,628)
   Interest income                                      15,226                10,107                 29,327                25,806
   Gain (Loss) on derivative liability                 636,503                   ---                658,910                   ---
   Other income (expense)                               15,152               364,505                 15,152               338,503
                                              ------------------    -------------------    ------------------    ------------------

     Total other income (expense)                      372,193               357,900                119,595               333,681
                                              ------------------    -------------------    ------------------    ------------------

LOSS BEFORE PROVISION FOR INCOME TAXES              (2,167,909)           (2,475,151)            (4,279,924)           (4,576,479)

PROVISION FOR INCOME TAXES                                 ---                   ---                    ---                   ---
                                              ------------------    -------------------    ------------------    ------------------

NET LOSS                                       $    (2,167,909)      $    (2,475,151)       $    (4,279,924)      $    (4,576,479)
                                              ==================    ===================    ==================    ==================

NET LOSS PER SHARE                             $         (0.21)      $         (0.29)       $         (0.43)      $         (0.56)
                                              ==================    ===================    ==================    ==================

WEIGHTED AVERAGE OF SHARES OUTSTANDING              10,380,243             8,455,716              9,854,455             8,138,925
                                              ==================    ===================    ==================    ==================



                                         See notes to consolidated financial statements.

                                                               5

                                       Electric Aquagenics Unlimited, Inc.

                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                                   2006                    2005
                                                                          -------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                                    (Restated)
  Net loss                                                                 $      (4,279,924)      $      (4,576,479)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                                     105,850                  65,872
    Bad Debt expense                                                                   3,669                     ---
    Common stock issued for services                                                     ---                  72,500
    Warrants and options issued for services                                       1,029,192               1,424,050
     Discount of note payable                                                        500,000                     ---
     Loss on disposal of assets                                                       72,736                     ---
     Gain on settlement of debt                                                      (14,597)                    ---
    Changes in operating assets and liabilities:
       (Increase) in accounts receivable                                             (28,174)                (82,008)
       (Increase) decrease in accounts receivable - related party                   (265,357)                100,000
       (Increase) in inventory                                                      (551,594)             (1,404,359)
       (Increase) in deposits                                                        (11,169)                    ---
       Increase (decrease) in accounts payable                                      (375,883)              1,195,202
       Increase (decrease) in accrued expenses                                       199,799                 (23,148)
       Increase in warranty reserve                                                   12,000                     ---
       Increase in advance deposits on machine orders - related party                577,000                     ---
       (Decrease) in deferred revenue                                               (100,000)                    ---
       (Decrease) in derivative liability                                           (658,909)                    ---
                                                                          -------------------     -------------------
          Net cash used in operating activities                                   (3,785,361)             (3,228,370)
                                                                          -------------------     -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Acquisition of property and equipment                                         (11,098)               (595,461)
       Investments                                                                       ---                 105,093
       Payments received from notes receivable                                        12,490                  11,661
       Payments (Advances to) notes receivable - related party                        17,497                (111,711)
       Intellectual property disbursements                                           (15,087)                (12,631)
                                                                          -------------------     -------------------
          Net cash provided (used) in investing activities                             3,802                (603,049)
                                                                          -------------------     -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on notes payable                                                      (17,757)                (77,337)
      Proceeds from notes payable - related party                                        ---                 163,000
     Proceeds from issuance of common stock                                        4,000,247               3,524,452
      Proceeds from common stock subscribed                                              ---                   2,125
                                                                          -------------------     -------------------
          Net cash provided by financing activities                                3,982,490               3,612,240
                                                                          -------------------     -------------------
NET INCREASE (DECREASE) IN CASH                                                      200,931                (219,179)
CASH and cash equivalents, beginning of period                                       681,348                 389,222
                                                                          -------------------     -------------------

CASH and cash equivalents, end of period                                   $         882,279       $         170,043
                                                                          ===================     ===================



                                  See notes to consolidated financial statements.

                                       Electric Aquagenics Unlimited, Inc.

                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (Continued)


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   2006                    2005
                                                                          -------------------     -------------------
                                                                                                        (Restated)
Supplemental Disclosures of Cash Flow Information:

   Cash paid during the period for:
     Interest                                                              $          33,522       $          30,628
     Income Taxes                                                          $             ---       $             ---


Supplemental Disclosures of Non-cash Investing and Financing Activities:

   Common stock issued for services                                        $             ---       $          72,500
   Warrants issued for services                                            $       1,029,192       $       1,424,050



                                  See notes to consolidated financial statements.

                                                       7

                       Electric Aquagenics Unlimited, Inc.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In management's opinion all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Note 2 - PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Electric Aquagenics Unlimited, Inc. and its wholly owned subsidiary Equilease, Inc. (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

NOTE 3 - INVENTORIES

The composition of inventories is as follows at:

                                                    June 30,     December 31,
                                                      2006          2005
                                               --------------  ----------------
         Finished goods                         $   249,693     $     531,625
         Raw materials                            2,645,803         1,792,277
         Allowance for obsolete inventory          (340,000)         (320,000)
                                               --------------  ----------------
                                                $ 2,555,496     $   2,003,902
                                               ==============  ================

NOTE 4 - SENIOR CONVERTIBLE DEBT

In September 2005, the Company entered into a Senior Convertible Note with a third party in exchange for $3,000,000. Pursuant to the debt agreement, the note accrues interest at the rate of 3% per annum and is due, principal and interest together, on September 16, 2008. No principal or interest payments need to be paid during the loan period. The note may be converted into 1,000,000 shares of the Company's $0.0001 par value common stock prior to the maturity date, and at any time, by the holder at a price per share equal to $3.00 per share, subject to certain other conversion adjustments. In connection with the issuance of the Note, the Company also granted a three year warrant to purchase up to two (2) million shares of the Company's $0.0001 par value common stock for a purchase price of $2.76 per share. The exercise price of these warrants is to be adjusted if the Company should issue stock for less than the original exercise price.

                       Electric Aquagenics Unlimited, Inc.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - SENIOR CONVERTIBLE DEBT - continued

Because of this feature wherein the conversion price is reset if shares are issued at a price less than the fixed conversion price, and pursuant to EITF 00-19, the Company has elected to bifurcate the conversion feature from the debt host and accounts for the feature as a derivative liability with changes in fair value being recorded in the income statement. As of June 30, 2006, the value of the derivative liability is $4,694,807.

NOTE 5 - RELATED PARTY TRANSACTIONS

Sales to Affiliates - Water Science, who has exclusive rights to sell our products in South America and Mexico is an affiliate of the Company. Water Science by agreement may purchase machinery from the Company at cost plus 25 percent. During the six months ended June 30, 2006, the Company sold two large water generators and related parts to Water Science for $349,500. Further, the Company has received and recorded $577,000 in advance deposits from Water Science on machine orders at June 30, 2006. The Company also sold approximately $233,719 in products to an entity related to Water Science. In connection with the sales of the machines and products, the Company has recorded approximately $266,000 in accounts receivable at June 30, 2006. The Company did not have any sales to this party for the six months ended June 30, 2005.

During the six months ended June 30, 2006, the Company sold one of its small water generators to Zerorez, an affiliate for $25,000. The Company sold two of its generators to Zerorez for $50,000 and other product sales of $2,121 during the six months ended June 30, 2005

Notes Receivable - The Company provided financing for equipment to Zerorez franchisees, which are related party entities. As of June 30, 2006 and 2005, the Company had notes receivables of $353,155 and $370,652, respectively.

Senior Note Payable - In September 2005, the Company entered into a Senior Convertible Note with Water Science in exchange for $3,000,000 (see Note 4). Due to the discount of this note and the beneficial conversion feature, the Company has recognized $500,000 in interest expense and has recorded a gain of approximately $659,000 in the change of the derivative liability to fair market value for the six months ended June 30, 2006.

Licensing Fee - In September 2005, the Company received $1,000,000 in exchange for providing Water Science exclusive licensing and distribution rights for a five-year term for a specified market area. The agreement provides termination rights by Water Sciences and a pro rata refund of the fee. The Company recognizes the fee on a pro rata basis over the life of the agreement. The Company recognized $100,000 for the six months ended June 30, 2006.

NOTE 6 - WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of three years. The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs. If actual results differ from the estimates, the Company would adjust the estimated warranty liability. Changes in the warranty reserve are as follows:

                                               For the Six Months Ended June 30,
                                               ---------------------------------
                                                     2006             2005
                                               ---------------   --------------
     Warranty reserve at beginning of period   $     96,800      $          -
     Costs accrued for additional warranties         12,000                 -
     Service obligations honored                          -                 -
                                               ---------------  ---------------
     Warranty reserve at end of period         $    108,800      $          -
                                               ===============  ===============

                       Electric Aquagenics Unlimited, Inc.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - CAPITAL STOCK

In May 2006, the Company sold and issued to Water Science, LLC, a Florida limited liability company ("Water Science"), a total of 1,600,000 shares of the Company's $0.0001 par value common stock for a total of $4 million cash, or $2.50 per share. As part of the transaction, Water Science agreed that this transaction would not cause an adjustment to the conversion price of the Senior Convertible Note issued to Water Science in September 2005, nor would it cause an adjustment to the exercise price of the warrants issued to Water Science in September 2005. The Company also issued to Water Science warrants to purchase up to 6,400,000 shares of the Company's $0.0001 par value common stock in exchange for the payment of $2.76 per share.

In May 2006, the Company issued 500,000 warrants to purchase common stock for consulting services. The warrants are for a term of five (5) years and have an exercise price of $2.76 per share. The warrants were valued using the Black-Scholes model with the following assumptions: risk free rate of 4.99%, volatility at 59.76% and the stock price at $1.95. The value of each warrant is approximately $0.92 per warrant. The Company recognized $459,552 in the second quarter of 2006 as consulting expense.

NOTE 8 - GOING CONCERN

During the current period, the Company incurred significant losses and a negative cash flow from operations. As a result, at June 30, 2006, the Company had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained. The Company's ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to increase sales and profit margins and control operating expenses. Management plans to mitigate its losses in the near term through the further development and marketing of its patents, trademarks, brand and product offerings.

NOTE 9 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based-Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options and stock purchases related to the Company's employee stock option and award plans based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees" ("APB25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's financial statements as of and for the three and six month period ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six month period ended June 30, 2006 was $254,854 and $569,640, respectively, related to employee stock options issued and vesting during the period. During the three and six month period ended June 30, 2005, the Company recognized $0 and $602,100, respectively, in compensation expense related to stock options.

                       Electric Aquagenics Unlimited, Inc.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Basic and Fully Diluted Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

                                      For the Three Months Ended                    For the Six Months Ended
                                               June 30,                                     June 30,
                               -------------------    ------------------    ------------------    ------------------
                                      2006                    2005                 2006                  2005
                               -------------------    ------------------    ------------------    ------------------
Loss (numerator)                    $ (2,167,909)         $ (2,475,151)         $ (4,279,924)         $ (4,576,479)
Shares (denominator)                  10,380,243             8,455,716             9,854,455             8,138,925
Per share amount                    $      (0.21)         $      (0.29)         $      (0.43)         $      (0.56)

The Company's outstanding stock options have been excluded from the basic net loss per share calculation for the three and six month period ended June 30, 2006 and 2005, because they are anti-dilutive.

The following table is a summary of the status of the warrants and options granted for the six months ended June 30, 2006:
                                                             Number            Weighted
                                                           of Options      Average Exercise
                                                          and Warrants            Price
                                                          ------------     ----------------
       Outstanding at beginning of period                   4,653,292         $      2.78
       Granted                                              7,200,000                2.76
       Exercised                                              (25,000)                .01
       Forfeited                                                    -                   -
       Expired                                                      -                   -
                                                           ----------         -----------
       Outstanding at end of period                        11,828,292         $      2.78
                                                           ----------         -----------

     A summary of the status of the warrants outstanding at June 30, 2006 is presented below:

                                           Warrants Outstanding                          Warrants Exercisable
                             ---------------------------------------------------     ------------------------------
           Range of                         Weighted-Average     Weighted-Average                  Weighted-Average
           Exercise              Number         Remaining           Exercise            Number          Exercise
            Prices            Outstanding    Contractual Life          Price         Exercisable         Price
         -------------       -----------      --------------      --------------     -----------   ----------------
         $.01-.50                684,999        3.2 years         $        0.10         684,999          $    0.10
         1.00 - 1.99             290,000        2.2 years                  1.48         290,000               1.48
         2.00 - 2.99           9,250,000        2.8 years                  2.76       9,250,000               2.76
         3.00 - 3.99           1,084,917        3.9 years                  3.29       1,084,917               3.29
         4.00 - 4.99             255,000        3.3 years                  4.00         255,000               4.00
         5.00 - 5.50             263,376        3.4 years                  5.15         263,376               5.15
           -----------       -----------      --------------      --------------      ---------      --------------
         $.01-5.50            11,828,292        2.7 years         $        2.78      11,828,292          $    2.78
           -----------       -----------      --------------      --------------      ---------      --------------

The fair value of each warrant granted is estimated on the date granted using the Black-Scholes pricing model, with the following assumptions for warrants issued in 2006: risk-free interest rate of between 4.6% and 4.99%, expected dividend yield of zero, expected lives of 3 and 5 years and expected volatility of between 59.76% and 89.54%.

                       Electric Aquagenics Unlimited, Inc.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - RESTATEMENT

The Company restated its financial statements for the period ended December 31, 2004 and for the first and second quarters ending March 31, 2005 and June 30, 2005. The Company determined that generally accepted accounting principles had not been followed in 2004 and for the second quarter of 2005 for the recording of certain types of transactions. See Note 18-Restatement of the Notes to the Consolidated Financial Statements for the year ended December 31, 2005 and 2004 in the Company's 10-KSB for details of the restatement of the 2004 financial statements. The impact of the 2004 restatement of the balance sheet accounts carries forward and the 2004 changes to such accounts are part of the changes noted below. The type and impact of the changes to those transactions relating to the first and second quarters quarter of 2005 are as follows:

         Recognition of common stock and warrant issuances resulting in additional consulting and compensation expense of $602,100.

The following table highlights the significant areas of change from those previously reported:

                                                        Restated
                          As previously                 June 30,
                      reported June 30, 2005              2005                      Change
                      ------------------------    -----------------------    -----------------------
Total Assets          $       5,977,898            $      5,809,927           $       (167,971)
Additional Paid       $     (11,436,566)           $    (19,838,331)          $     (8,401,765)

in Capital
Accumulated deficit   $      (8,702,789)           $    (22,575,935)          $    (13,873,146)
Total Equity          $      (3,859,508)           $     (2,736,671)          $      1,122,837
Net Sales             $         216,347            $        211,931           $         (4,416)
Net Income (Loss)     $      (2,536,449)           $     (4,576,479)          $     (2,040,030)
Basic Earnings        $          (0.37)            $          (0.56)          $          (0.19)
(Loss) per Share

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information, which management believes is relevant to an assessment and understanding of the Company's condensed results of operations and financial condition. The discussion should be read in conjunction with the financial statements included in our annual report on Form 10-KSB, and notes thereto.

Overview

Electric Aquagenics Unlimited, Inc. (referred to herein sometimes as "EAU," "we," "us," or the "Company") is in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create fluids. These fluids have various commercial applications and may be used in organic, agricultural and consumer products that clean, disinfect, remediate, hydrate and moisturize and do not contain or leave harmful residues associated with chemical-based disinfecting and cleaning agents ("EO Technology"). For example, our agricultural treatment products systemically treat all facets and phases of the food chain, from soil to animal grain, by eliminating dangerous and unhealthy pathogens and augmenting the same with natural organic growth stimulating substances which are highly effective in increasing the growth in plants and weight gain and production in animals. The electrolyzed fluids created by the EO Technology (referred to herein sometimes as the "EO Fluids" or "Empowered Water(TM)") generated by our patented and specialized equipment currently replace many of the traditional products used in commercial, industrial and residential disinfecting and cleaning.

We also develop, manufacture and market consumer products that support a healthy lifestyle, such as our Perfect Empowered Drinking Water(TM), Perfect Oxygenated Therapy(TM) products (formerly marketed under the name "Aquagen(R) Stabilized Oxygen Products") and our Perfect Hand Sanitizer and Protectant(TM). The fluids that incorporate the EO Technology and our consumer products are environmentally safe and non toxic. We plan to expand the market for our Perfect Empowered Drinking Water(TM) and our Perfect Oxygenated Therapy(TM) products and to develop other personal use products, such as skin care products, periodontal products and a foot sanitizer product. We also intend to continue to develop and market commercial and residential cleaning products, such as bottled surface cleaning products.

We have identified the following industries for early stage sales and marketing focus: 1) meat processing, 2) bottled drinking water and consumer products, and
3) agricultural products. We focus on these markets because we believe that we have either a competitive advantage in the marketplace or a leading strategic industry partner for specific products and/or can provide an attractive value proposition to commercial end users or consumers for products that use or embody our EO Technology, EO Fluids or Perfect Essentials(TM) products.

We have successfully completed phase I of our United States Department of Agriculture ("USDA") Online Reprocessing (OLR) Certification. We believe if further testing continues to be successful that our technology will be the only non-toxic meat processing process available approved by the USDA.

On March 28, 2006, we entered into an agreement with Brand Velocity, Inc., whereby Brand Velocity agreed to perform certain strategic planning and corporate assessment consulting services. Brand Velocity completed its obligations under this agreement during the second quarter 2006. We are in the process of completing a brand development and marketing plan that incorporates Brand Velocity's findings and conclusions.

Past revenues have been generated primarily from equipment sales to agriculture, carpet and living surfaces industries, and consumer product sales. We intend to derive future EO Technology revenues from recurring fees charged to customers based on per-unit or per-gallon of fluid used after equipment is installed; and we intend to drive our consumer and EO Technology products to create greater revenues.

On May 1, 2006, we entered into a consulting agreement with JL Montgomery Consulting, LLC, a Florida limited liability company. By the terms of this agreement, JL Montgomery Consulting agreed to assist the Company in locating and structuring equity and long-term debt financing; to help establish financial policies and procedures; to offer strategic financial assistance; to provide strategic business planning; to offer financial advice to the Company and its Board of Directors on financial matters; and to introduce the Company to third parties, including independent companies, governmental contacts, and/or third party individuals interested in purchasing our products or forming a business relationship with us. As compensation, we granted to JL Montgomery Consulting a five-year, fully vested warrant to purchase up to 500,000 of our $.0001 common stock at the price of $2.76 per share.

On May 26, 2006, our Chief Executive Officer and chairman of our board of directors, Gaylord Karren, resigned from all positions with EAU for health reasons. Mr. Karren committed, as his health permits, to assist the Company in any way he can during the transition and in the future.
In connection with Mr. Karren's resignation, the Company and Mr. Karren executed a Separation Agreement. This agreement provides, in part, that Mr. Karren receive severance in the amount of $11,500 per month for six months and a lump sum of $69,000 on December 1, 2006, the grant of options to acquire 25,000 shares of the Company's common stock at an exercise price equal to the close price of the Company's common stock as reported on the OTCBB as of the effective time, health benefit coverage for up to six months and other miscellaneous terms together with an indemnification from liability with respect to services Mr. Karren provided for the benefit of the Company. In addition, the agreement provides for a mutual general release by and between the Company and Mr. Karren. The Company retained Mr. Jay S. Potter, a member of the Board of Directors to act as interim Chief Executive Officer until a permanent Chief Executive Officer is retained. Mr. Potter agreed to spend approximately 70% of his business time working for the Company. Mr. Potter agreed to continue as a member of the Board of Directors. The Company has agreed to compensate Mr. Potter $10,000 per month for each month the Company utilizes his services as an interim officer.
On July 27, 2006 the Company entered into an agreement with Egon Zehnder International Inc., management consultants to assist the Company in recruiting, evaluating and hiring a new Chief Executive Officer. Our operations are currently funded by a combination of revenues and capital funding.

Financial Position and Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Financial Position

The Company had $882,279 in cash as of June 30, 2006, compared to $681,348 at December 31, 2005. Our working capital as of June 30, 2006 was $1,734,081 compared to $1,089,192 at December 31, 2005. The primary reason for the increase in our working capital for the six months ended June 30, 2006 was an increase in cash from the sale of stock and warrants during the second quarter of 2006, an increase in accounts receivable of $289,862, or 234%, and from an increase in inventory of $551,594, or 28%. The Company has received and recorded $577,000 in advance deposits from Water Science on machine orders at June 30, 2006. Water Science, who has exclusive rights to sell our products in South America and Mexico is also an affiliate of the Company, by agreement may purchase machinery from us at cost plus 25 percent. This will be reduced as the Company delivers machines on order to Water Science, a related party. The majority of these deliveries are targeted to occur during the third quarter of 2006. Long term debt increased 102%, from $448,668 at December 31, 2005 to $904,383 at June 30, 2006, or $455,715. The primary increase is a result of the discount of the Senior Note Payable, which was $500,000 for the six months ended June 30, 2006. At June 30, 2006, our stockholders' deficit was $1,987,156.

Summary of select balance sheet information follows:

                                                  June 30,        December 31,
                                                    2006              2005
                                                ------------      -------------
 Balance Sheet Data:
 Cash and Cash Equivalents                      $   882,279       $   681,348
 Total Current Assets                             3,924,010         2,891,739
 Total Assets                                     6,643,630         5,809,927
 Total Current Liabilities                        2,189,929         1,802,547
 Long Term Debt                                     904,383           448,668
 Total liabilities and stockholders' equity     $ 6,643,630       $ 5,809,927

Results of Operations for the three months ended June 30, 2006 and 2005

Revenues and Net Income

The Company had total revenues of $585,949 for the three months ended June 30, 2006, which represents an increase of 388% from the $120,149 in total revenues for the same period one year earlier. A majority of this increase came from consumer products sales of approximately $149,000 and EO Machine sales of approximately $349,000 in the current three month period versus approximately $74,000 consumer product sales and $0 EO Machine sales in the three months ended June 30, 2005. Management believes that we will continue generating revenues from both its consumer and EO Machine sales during the rest of 2006 as it has received deposits on eight machines from Water Science, LLC, a related party, a company that holds a license agreement with the Company to distribute its products in South America.

Net loss for the three months ended June 30, 2006 was $2,167,909, or a loss of $0.21 per share, compared with a net loss of $2,475,151, or $0.29 per share for the same period in 2005. Part of the decrease in the loss per share over the comparable period in 2005 was due to 1,924,527 additional outstanding shares in 2006 versus the prior year. The current quarter net loss includes an increase of $277,976 in interest expense, from $16,712 in 2005 to $294,688 in 2006, or an increase of 1,663%. This is due to interest expense related to the senior note payable entered into in September 2005. This expense was offset by a gain realized in the recording of the derivative liability to fair market value of $636,503 and interest income of $15,226. This compares to $0 gain realized in the recording of the derivative liability to fair market value and $10,107 in interest income during the same period in 2005.

General and Administrative Expenses

The Company's general and administrative expenses totaled $2,679,217 during the three months ended June 30, 2006, compared to $2,827,355 during the three months ended June 30, 2005, for a decrease of $148,138, or 5%. General and administrative expense for 2006 consists primarily of compensation expense ($831,906), payroll expense ($745,700), professional fees ($453,395), capital funding fees ($225,058) and travel related expenses ($84,141). The Company has implemented tighter controls to reduce its general and administrative expenses by reducing any unnecessary expenses, reducing payroll expense and is challenging all of its expenditures.

Research and Development

Research and development expenses incurred during the three month period ended June 30, 2006 decreased $10,558 or 23% compared to those expenses incurred during the same period one year earlier due to the Company beginning to move from the development stage to the sale of its developed products. It is anticipated that the Company's research and development expenditures will continue at approximately this same level or a little higher due to research it intends to continue in the agriculture markets. While the Company will continue to conduct research to improve its products and their performance, it believes it has developed proven products that have commercial value in its targeted markets.

Summary of select income statement information follows:

                           Three months ended
                                June 30,
                       ---------------------------                      Percent
                          2006           2005        Better (Worse)     Change
                      ------------   -------------   ---------------   ---------
Revenue, net          $   585,949    $   120,149      $    465,800        388%
Gross profit              224,642         72,791           151,851        209%

Operating loss          2,540,102      2,833,051           292,949         10%

Net loss                2,167,909      2,475,151           307,242         12%

Loss per share        $      0.21    $      0.29      $       0.08         28%

Results of Operations for the six months ended June 30, 2006 and 2005

Revenues and Net Income

The Company had total revenues of $1,103,340 for the six months ended June 30, 2006, which represents an increase of 421% from the $211,931 in total revenues for the six months ended June 30, 2005. A majority of this increase came from consumer products sales of approximately $355,000 and agriculture enhancement products of approximately $583,000 in the current six month period versus approximately $146,000 consumer product sales and no agriculture enhancement product sales in the six months ended June 30, 2005.

Net loss for the six months ended June 30, 2006 was $4,279,924, or a loss of $0.43 per share, compared with a net loss of $4,576,479, or $0.56 per share for the same period in 2005. The current quarter net loss includes an increase of $553,166 in interest expense, from $30,628 in 2005 to $583,794 in 2006, or an increase of 1,806%. This is due to interest expense related to the senior note payable entered into in September 2005. This expense was offset primarily by a gain realized in the recording of the derivative liability to fair market value of $658,910 compared to $0 gain realized in the recording of the derivative liability to fair market value during the same period in 2005.

General and Administrative Expenses

The Company's general and administrative expenses totaled $4,520,120 during the six months ended June 30, 2006, compared to $4,650,266 during the six months ended June 30, 2005, for a decrease of $130,146, or 3%. General and administrative expense for 2006 consists primarily of payroll expense

($1,458,730), compensation expense ($1,155,692), professional fees ($811,840), capital funding fees ($234,667) and travel related expenses ($216,073). The Company has implemented tighter controls to reduce its general and administrative expenses by reducing any unnecessary expenses, reducing payroll expense and is challenging all of its expenditures.

Research and Development

Research and development expenses incurred during the period ended June 30, 2006 decreased $255,465 or 79% compared to R&D expenses incurred during the same period one year earlier, due to the Company beginning to move from the development stage to the sale of its developed products.

Summary income statement information follows:

                            Six months ended
                                June 30,
                       ---------------------------                      Percent
                          2006           2005        Better (Worse)     Change
                      ------------   -------------   ---------------   ---------
Revenue, net          $ 1,103,340    $   211,931      $    891,409        421%
Gross profit (loss)       422,287        130,779           291,508        223%
Operating loss          4,399,519      4,910,160           510,641         10%
Net loss                4,279,924      4,576,479           296,555          6%
Loss per share        $      0.43    $      0.56              0.13         23%


Related Party Transactions

Sales to Affiliates - Water Science, who has exclusive rights to sell our products in South America and Mexico is an affiliate of the Company. Water Science by agreement may purchase machinery from the Company at cost plus 25 percent. During the six months ended June 30, 2006, the Company sold two large water generators and related parts to Water Science for $349,500. Further, the Company has received and recorded $577,000 in advance deposits from Water Science on machine orders at June 30, 2006. The Company also sold approximately $233,719 in products to an entity related to Water Science. In connection with the sales of the machines and products, the Company has recorded approximately $266,000 in accounts receivable at June 30, 2006. The Company did not have any sales to this party for the six months ended June 30, 2005.

During the six months ended June 30, 2006, the Company sold one of its small water generators to Zerorez, an affiliate for $25,000. The Company sold two of its generators to Zerorez for $50,000 and other product sales of $2,121 during the six months ended June 30, 2005

Notes Receivable - The Company provided financing for equipment to Zerorez franchisees, which are related party entities. As of June 30, 2006 and 2005, the Company had notes receivables of $353,155 and $370,652, respectively.

Senior Note Payable - In September 2005, the Company entered into a Senior Convertible Note with Water Science in exchange for $3,000,000 (see Note 4). Due to the discount of this note and the beneficial conversion feature, the Company has recognized $500,000 in interest expense and has recorded a gain of approximately $659,000 in the change of the derivative liability to fair market value for the six months ended June 30, 2006.

Licensing Fee - In September 2005, the Company received $1,000,000 in exchange for providing Water Science exclusive licensing and distribution rights for a five-year term for a specified market area. The agreement provides termination rights by Water Sciences and a pro rata refund of the fee. The Company recognizes the fee on a pro rata basis over the life of the agreement. The Company recognized $100,000 for the six months ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2006, we had cash and cash equivalents of $882,279, compared to $681,348 at December 31, 2005. We have had continuing operating losses of $2,540,102 and $4,399,519 for the three and six months ended June 30, 2006, respectively, compared with operating losses of $2,833,051 and $4,910,160 for the three and six months ended June 30, 2005, respectively. The net loss per share for the second quarter of 2006 was $(0.42) per share compared to a $(0.56) per share for the same period in 2005. The decrease is attributable to increased gross profits, reduced operating expenses and a higher weighted-average of shares outstanding during 2006. Our working capital as of June 30, 2006 was $1,860,581 for reasons discussed above under financial position.

Net cash used in operating activities in the six month period ended June 30, 2006 was $3,785,361, a 15% increase, compared to $3,228,370 for the same period in 2005. The primary uses of cash were an increase in inventory of $551,594, an increase of accounts receivable of $293,531 and a decrease in accounts payable of $375,883. Advances on machine orders increased $577,000 during the period which reduced the operating cash requirements for the Company. Sales have increased during the quarter resulting in a corresponding increase in accounts receivable.

At June 30, 2006, the Company's inventory was $2,555,496, representing an increase of 28% from the $2,003,902 on hand at December 31, 2005. The Company is in the process of building machines for Water Science, LLC, a related party, and other customers for expected deliveries in the second half of 2006 and has increased its inventory over the December 31, 2005 inventory levels due to ordering components for these machines.

The operating outflow of cash was reduced by the Company issuing warrants and stock options in lieu of cash during the quarter of $1,029,192. The Company adopted SFAS 123(R), effective January 1, 2006, and now expenses stock options given to employees. The Company recognized a non-cash increase from the discounting of the Company's note payable to Water Science, LLC of $500,000. See
Note 4 to the Company's unaudited consolidated financial statements. Further, the Company recognized a non-cash decrease in the derivative liability of $658,909, due to changes in the Black-Scholes value of the liability.

Cash flows from investing activities provided the Company $3,802 during the period ended June 30, 2006 as compared $603,049 used for the same period in 2005. During 2006, the cash flows consisted of cash receipts of $29,987 from notes receivable, investments in intellectual property and patents of $15,087 and purchase of equipment of $11,098. This compares to $595,461 used to purchase equipment, $100,050 net cash used to purchase notes receivables, $105,093 used to purchase investments and $12,631 used to invest in intellectual property and patents for the comparable period in 2005.

Cash flows from financing activities provided the Company $3,982,490 and $3,612,240 for the six months ended June 30, 2006 and 2005, respectively. This is primarily a result of the Company's continued sales of its common stock to fund operations. The Company raised $4,000,247 and $3,524,452 from the sale of stock for the six months ended June 30, 2006 and 2005, respectively. This amount was offset by payments made on notes payable in the amount of $17,757 and $77,337 in 2006 and 2005, respectively.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues. We have no commitments to fund any future capital expenditures. Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months. We anticipate that we will need approximately two to three million dollars in funding to execute our business plan over the next twelve months and at least an additional $5,000,000 or more in funding thereafter. Moreover, if we able to expand our sale of EO machines as anticipated, we will need significant additional working capital to fund that expansion. We do not have arrangements in place to provide us with this funding or any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt

Proceeds from the private sale of our common stock to Water Science, LLC should be sufficient to fund our continuing operations at our current level through at least August 2006 or later depending on the ability of the Company to generate sales. Management recognizes that additional funding will be required to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding. We have no contractual arrangements that will provide us with funds and there can be no assurance that we will obtain the necessary funding, or that such funding, if obtained, will be on terms that are favorable to the Company or its shareholders. Failure to raise the required capital could prevent us from achieving our business objectives and may result in substantially reducing or even terminating operations.

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

Allowance for doubtful accounts. The Company sells its products to large grocery and commercial customers, as well as smaller independent customers. It regularly reviews its aging and reserves for amounts that may be at risk in collection. The Company has historically had very few uncollectible amounts.

Recent Accounting Pronouncements

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options and stock purchases related to the Company's employee stock option and award plans based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees" ("APB25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's financial statements as of and for the three and six month period ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six month period ended June 30, 2006 was $254,854 and $569,640, respectively, related to employee stock options issued and vesting during the period. During the three and six month period ended June 30, 2005, the Company recognized $0 and $602,100, respectively, in compensation expense related to stock options.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 3," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material. This statement is effective for inventory cost incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 is not currently applicable to the company, and we believe that the adoption of SFAS No. 151 will not have a material impact on our results of operations. In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29," which replaces the exception from fair value measurement in APB Opinion No. 29 with a general exception for exchanges of non-monetary assets that do not have commercial substance. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 is not currently applicable to the company, and we believe that the adoption of SFAS No. 153 will not have a material impact on our results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 "Accounting Changes and Error Corrections, an amendment of APB Opinion 20 and FASB Statement No. 3," which changes the requirements for accounting for and reporting on a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material impact on our results of operations.

In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB No. 140," which modifies the accounting for and reporting of servicing asset and servicing liabilities. This statement is effective as of the beginning of our first fiscal year that begins after September 15, 2006. SFAS No. 156 is not currently applicable to the company and, we believe that the adoption of SFAS No. 156 will not have a material impact on our results of operations.

Inflation

We do not expect the impact of inflation on operations to be significant.

Precious Metals

Raw materials used by the Company in the EO Machines include a number of precious metals and minerals. Prices of these materials can be volatile and the Company has no fixed price contracts or arrangements. The Company ordinarily does not attempt to hedge the price risk of its raw materials. Commercial deposits of certain metals that are required for the alloys used in the EO Machines are found in only a few parts of the world, and for certain materials only single sources are readily available. The availability and prices of these metals and other materials may be influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations, production interruptions, inflation and other factors. Although the Company has not experienced significant shortages of its supplies and raw materials, there can be no assurance that such shortages will not occur in the future. Any such shortages or prices fluctuations could have a material adverse effect on the Company.

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

There have been no significant changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On May 1, 2006, we entered into a Subscription Agreement, a Warrant Agreement, a Registration Rights Agreement and an Amended and Restated Exclusive License and Distribution Agreement with Water Science, LLC, a Florida limited liability company ("Water Science") an accredited and sophisticated investor and our senior lender and a major customer. Pursuant to the Subscription Agreement, we sold and issued to Water Science 1,600,000 shares of our $0.0001 par value common stock for an aggregate purchase price of $4 million, or $2.50 per share. Pursuant to the Warrant Agreement, we granted to Water Science a three-year warrant to purchase up to a total of 6,400,000 shares of our $0.0001 par value common stock for a purchase price of $2.76 per share.

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

The sale of the above referenced securities was exempt from registration with the Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated there under.

On May 1, 2006, a part of the consulting agreement with JL Montgomery Consulting, LLC, a Florida limited liability company and an accredited and sophisticated investor, for services to be rendered in the future, as compensation, we granted to JL Montgomery Consulting a five-year, fully vested warrant to purchase up to 500,000 of our $.0001 common stock at the price of $2.76 per share. The sale of the securities was exempt from registration with the Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated there under.

Item 5. Other Information

On June 15, 2006, we entered into a Termination Agreement with Coating Systems Laboratories ("CSL"), whereby both parties agreed to terminate the License and Distribution Agreement, entered into during February 2005 and the Joint Venture Agreement, entered into during August 2005. Included in the termination agreement the companies agreed to enter into a future agreement subject to further testing of the CSL products, whereby the Company will have exclusive rights to purchase and market certain CSL products within a certain territory mutually agreed upon by both parties. The parties are currently negotiating the future terms of the current agreement.

On July 31, 2006, we entered into a Termination Agreement with KES Science and Technology, Inc. ("KES"), whereby both parties agreed to terminate the Exclusive Distributor Agreement, entered into during May 2004. Included in the termination agreement KES agreed to pay to the Company all amounts currently owed. Additionally, the companies agreed that the Company would sell one more EO Water machine to KES. No additional future sales are anticipated.

In November 2005, we entered into a joint venture agreement with Dr. William Jackson to market certain of the products he owns and controls that are used in the agriculture industry (the "Dr. Jackson JV Agreement"). By the terms of the Dr. Jackson JV Agreement, we agreed to market and sell certain of his currently marketed products, and he agreed to market and sell our EOW Technology and EOW Systems into the agriculture industry. In August of 2006, the Company and Dr. Jackson mutually agreed to change the nature of the relationship from a joint venture to joint marketing effort of each others products. Dr. Jackson has an EOW water generator that he is continuing to test with his products. Both parties believe their respective products have great synergy in green agriculture applications. The two parties are continuing to negotiate incentives and or product costs to each other in the joint marketing effort.

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

   10.1 Senior Convertible Note by and between the Company and Water Science, LLC, in the principal amount of $3,000,000, dated September 16, 2005 (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K/A, dated October 12, 2005)

   10.2 Registration Rights Agreement by and between the Company and Water Science, LLC, dated May 1, 2006 (Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K, dated May 4, 2006)

   10.3 Amended and Restated Exclusive License and Distribution Agreement, by and between the Company and Water Science, LLC, dated May 1, 2006. (Incorporated by reference to Exhibit 10.4 of the Company's Form 8-K, dated May 4, 2006)

   10.4 Warrant Agreement by and between the Company and Water Science, LLC, dated May 1, 2006. (Incorporated by reference to
                  Exhibit 10.2 of the Company's Form 8-K, dated May 4, 2006)

   10.5 Subscription Agreement by and between the Company and Water Science, LLC, dated May 1, 2006. (Incorporated by reference to
                  Exhibit 10.1 of the Company's Form 8-K, dated May 4, 2006)

   10.6 Consulting Agreement by and between the Company and JL Montgomery Consulting, LLC, dated May 1, 2006 (Incorporated by reference to Exhibit 10.13 of the Company's Form 10-QSB, dated May 15, 2006)

   10.7 Separation Agreement by and between the Company and Gaylord Karren, dated May 26, 2006 (Incorporated by reference to
                  Exhibit 10.1 of the Company's Form 8-K, dated June 2, 2006)

   10.8 Termination Agreement by and between the Company and Coating Systems Laboratories, dated June 15, 2006.

   10.9 Agreement by and between the Company and Coating Systems Laboratories, dated June 20, 2006.

   10.10 Termination Agreement by and between the Company and KES Science and Technology, Inc., dated July 31, 2006.

   31.1 Certification by Jay S. Potter under Section 302 of the Sarbanes-Oxley Act of 2002.

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


Dated: August 11, 2006                ELECTRIC AQUAGENICS UNLIMITED, INC.


                                      By: /s/ Jay S. Potter
                                         --------------------------------------
                                         Jay S. Potter
                                         Interim Chief Executive Officer
                                         (Principal Executive Officer)

                                      By: /s/ H. Warren Jaynes
                                         --------------------------------------
                                         H. Warren Jaynes
                                         Chief Financial Officer
                                         (Principal Financial Officer)