Form 10-Q
period 2006-09-30
ELECTRIC AQUAGENICS UNLIMITED INC
filed 2006-11-03
CIK 1170816

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

     or

( )  Transition  report   pursuant  to  Section  13  or 15(d) of the  Securities
     Exchange Act of 1934.


                                    000-51807
                         -------------------------------
                              (Commission File No.)

                       ELECTRIC AQUAGENICS UNLIMITED, INC.
                 (name of small business issuer in its charter)

                  Delaware                                            87-0654478
-----------------------------------------                -----------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer Identification No.)
   incorporation or organization)

1464 W. 40 S. Suite #200, Lindon, Utah                              84042-1629
-----------------------------------------                -----------------------------------
(Address of principal executive offices)                              (Zip Code)

                    Issuer's telephone number: (801) 443-1031

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     As of October 30, 2006, the Registrant had 12,288,341 shares of Common Stock, $0.0001 par value outstanding.

                                          ELECTRIC AQUAGENICS UNLIMITED, INC.
                                            QUARTERLY REPORT ON FORM 10-QSB
                                                  September 30, 2006

                                                         INDEX

                                                                                                        Page

                                                     PART I. FINANCIAL INFORMATION

 ITEM 1.  Financial Statements

         Balance Sheets - September 30, 2006 and December 31, 2005                                      3

         Statements of Operations - Three and Nine months ended                                         5
           September 30, 2006 and 2005

         Statements of Cash Flows - Nine months ended September 30, 2006 and 2005                       7

         Notes to Financial Statements                                                                  9

 ITEM 2. Management's Discussion and Analysis or Plan of Operation                                      15

 ITEM 3. Controls and Procedures                                                                        24


                                                      PART II. OTHER INFORMATION

 ITEM 1. Legal Proceedings                                                                              25

 ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds                                    25

 ITEM 5. Other Information                                                                              25

 ITEM 6. Exhibits                                                                                       26


 SIGNATURES                                                                                             28


PART I - FINANCIAL INFORMATION

                                                  ELECTRIC AQUAGENICS UNLIMITED, INC.

                                                             BALANCE SHEETS

                                                                ASSETS



                                                                                   September 30,         December 31,
                                                                                       2006                  2005
                                                                                 ------------------    ------------------
CURRENT ASSETS                                                                      (Unaudited)            (Audited)
   Cash and cash equivalents                                                       $      226,367       $       681,348
   Accounts receivable, net                                                               124,127               122,771
   Accounts receivable - related party, net                                               454,434                 1,061
   Current portion of notes receivable                                                        ---                18,834
   Current portion of notes receivable - related party                                        ---                63,823
   Inventory, net                                                                       2,415,838             2,003,902
                                                                                 ------------------    ------------------

     Total current assets                                                               3,220,766             2,891,739
                                                                                 ------------------    ------------------

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation of $375,062 and $245,211                                      722,179               946,702
                                                                                 ------------------    ------------------

OTHER ASSETS
   Notes receivable                                                                           ---                72,555
   Notes receivable - related party                                                           ---               306,829
   Deposits                                                                                21,737                10,568
   Intellectual property                                                                1,225,977             1,207,459
   Investments                                                                            374,075               374,075
                                                                                 ------------------    ------------------

     Total other assets                                                                 1,621,789             1,971,486
                                                                                 ------------------    ------------------

       Total assets                                                                $    5,564,734       $     5,809,927
                                                                                 ==================    ==================





                                                  See notes to financial statements.

                                                  ELECTRIC AQUAGENICS UNLIMITED, INC.

                                                      BALANCE SHEETS (CONTINUED)

                                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                   September 30,         December 31,
                                                                                       2006                  2005
                                                                                 ------------------    ------------------
CURRENT LIABILITIES                                                                 (Unaudited)            (Audited)
   Accounts payable                                                               $       745,488       $     1,320,313
   Accrued expenses                                                                       293,469               346,759
   Warranty reserve                                                                       102,362                96,800
   Advance deposits on machine orders - related party                                     697,500                   ---
   Current portion of long-term debt                                                       28,230                38,675
                                                                                 ------------------    ------------------

     Total current liabilities                                                          1,867,049             1,802,547
                                                                                 ------------------    ------------------

LONG TERM LIABILITIES

   Long term debt, net of current portion                                                 105,137               157,001
   Senior  convertible  note  payable - related  party,  net of  discounts  of          1,041,667               291,667
     $1,958,333 and $2,708,333
   Deferred licensing revenue - related party                                             791,667               941,667
   Derivative liability - related party  (See Note 4)                                   4,665,014             5,353,716
                                                                                 ------------------    ------------------

     Total long term liabilities                                                        6,603,485             6,744,051
                                                                                 ------------------    ------------------

       Total Liabilities                                                                8,470,534             8,546,598
                                                                                 ------------------    ------------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.0001 par value; 50,000,000 shares authorized;
     11,109,495and 9,322,825 issued and outstanding, respectively                           1,111                   933
   Additional paid in capital                                                          25,300,800            19,838,331
   Accumulated deficit                                                                (28,207,711)          (22,575,935)
                                                                                 ------------------    ------------------

     Total stockholders' equity (deficit)                                              (2,905,800)           (2,736,671)
                                                                                 ------------------    ------------------

       Total liabilities and stockholders' equity (deficit)                       $     5,564,734       $     5,809,927
                                                                                 ==================    ==================





                                                  See notes to financial statements.

                                                  ELECTRIC AQUAGENICS UNLIMITED, INC.

                                                  UNAUDITED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                           SEPTEMBER 30,                                SEPTEMBER 30,
                                              -----------------------------------------    -----------------------------------------
                                                    2006                   2005                  2006                  2005
                                              ------------------    -------------------    ------------------    ------------------
                                                                        (Restated)                                  (Restated)

NET SALES - RELATED PARTY                      $       490,415       $       33,556         $     1,198,634       $      85,717

NET SALES                                              288,322              245,211                 683,443             404,981

                                              ------------------    -------------------    ------------------    ------------------
TOTAL SALES                                            778,737              278,767               1,882,077             490,698

COST OF GOODS SOLD                                     512,854              190,848               1,193,907             272,000
                                              ------------------    -------------------    ------------------    ------------------

GROSS PROFIT                                           265,883               87,919                 688,170             218,698
                                              ------------------    -------------------    ------------------    ------------------

OPERATING EXPENSES
   Depreciation and amortization                        54,709               26,776                 160,559              92,648
   Research and development                             50,329               79,459                 119,665             404,260
   General and administrative                        1,289,315            1,788,638               5,935,935           6,438,904
                                              ------------------    -------------------    ------------------    ------------------

     Total operating expenses                        1,394,353            1,894,873               6,216,159           6,935,812
                                              ------------------    -------------------    ------------------    ------------------

LOSS BEFORE OTHER INCOME (EXPENSE)                  (1,128,470)          (1,806,954)             (5,527,989)         (6,717,114)
                                              ------------------    -------------------    ------------------    ------------------

OTHER INCOME (EXPENSE)
   Interest expense                                   (282,909)             (65,653)               (866,704)            (96,281)
   Interest income                                       3,708                1,204                  16,942               2,166
   Gain (Loss) on derivative liability                  29,792           (2,385,194)                688,702          (2,385,194)
   Other income (expense)                               13,923               27,002                  29,075             365,505
                                              ------------------    -------------------    ------------------    ------------------

     Total other income (expense)                     (235,486)          (2,422,641)               (131,985)         (2,113,804)
                                              ------------------    -------------------    ------------------    ------------------

LOSS BEFORE PROVISION                               (1,363,956)          (4,229,595)             (5,659,974)         (8,830,918)
     FOR INCOME TAXES

PROVISION FOR INCOME TAXES                                 ---                  ---                     ---                 ---
                                              ------------------    -------------------    ------------------    ------------------

LOSS FROM CONTINUING OPERATIONS                     (1,363,956)          (4,229,595)             (5,659,974)         (8,830,918)

DISCONTINUED OPERATIONS:

Income  from   operations  of   discontinued
operations (Net of $0 in income taxes)                  12,154               11,495                  28,248              36,339

(Loss)   on   disposal    of    discontinued
operations (Net of $0 in income taxes)                     (50)                 ---                     (50)                ---

                                              ------------------    -------------------    ------------------    ------------------
GAIN FROM DISCONTINUED OPERATIONS                       12,104               11,495                  28,198              36,339
                                              ------------------    -------------------    ------------------    ------------------

NET LOSS                                       $    (1,351,852)      $   (4,218,100)        $    (5,631,776)      $  (8,794,579)
                                              ==================    ===================    ==================    ==================




                                                  See notes to financial statements.


                                                  ELECTRIC AQUAGENICS UNLIMITED, INC.

                                                  UNAUDITED STATEMENTS OF OPERATIONS
                                                             (CONTINUED)


                                                        THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                           SEPTEMBER 30,                                SEPTEMBER 30,
                                              -----------------------------------------    ----------------------------------------
                                                    2006                   2005                  2006                  2005
                                              ------------------    -------------------    ------------------    ------------------
NET LOSS                                       $    (1,351,892)      $  (4,218,100)         $    (5,631,776)      $  (8,794,579)
                                              ==================    ===================    ==================    ==================

NET LOSS PER SHARE CONTINUING OPERATIONS       $         (0.12)      $       (0.48)         $         (0.55)      $       (1.07)
                                              ==================    ===================    ==================    ==================

NET INCOME PER SHARE DISCONTINUED OPERATIONS   $          0.00       $        0.00          $          0.00       $        0.00
                                              ------------------    -------------------    ------------------    ------------------

WEIGHTED AVERAGE OF
      SHARES OUTSTANDING                            11,085,691           8,749,004               10,319,928           8,248,689
                                              ==================    ===================    ==================    ==================




                                                  See notes to financial statements.

                                                  ELECTRIC AQUAGENICS UNLIMITED, INC.

                                                   UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                   For the Nine Months
                                                                                    Ended September 30,

                                                                                   2006                    2005
                                                                          -------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                                  (Restated)
   Net loss                                                                $     (5,631,776)         $   (8,794,579)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                                    160,559                  92,648
    Bad Debt expense                                                                 13,197                     ---
    Common stock issued for services                                                197,809                  72,500
    Warrants and options issued for services                                      1,059,142               1,424,050
    Discount of note payable                                                        750,000                  41,667
    Loss on disposal of discontinued operations                                          50                     ---
    Loss on disposal of assets                                                       72,736                     ---
    Gain on settlement of debt                                                      (14,597)                    ---
    Changes in operating assets and liabilities:
       (Increase) in accounts receivable                                            (14,553)               (109,575)
       (Increase) decrease in accounts receivable - related party                  (453,373)                100,000
       (Increase) in inventory                                                     (411,936)             (1,605,952)
       (Increase) decrease in deposits                                              (11,169)                  1,500
       Increase (decrease) in accounts payable                                     (588,879)                 92,015
       Increase (decrease) in accrued expenses                                      151,910                 (19,663)
       Increase in warranty reserve                                                   5,562                     ---
       Increase in advance deposits on machine orders - related                     697,500                     ---
           party
       (Decrease) in deferred revenue                                              (150,000)                991,667
       (Decrease) in derivative liability                                          (688,702)              2,385,194
                                                                          -------------------     -------------------
          Net cash used in operating activities                                  (4,856,520)             (5,328,528)
                                                                          -------------------     -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Acquisition of property and equipment                                        (46,238)               (613,073)
       Investments                                                                  452,559                  55,093
       Payments received from notes receivable                                       13,877                  11,498
       Payments (Advances to) notes receivable - related party                       24,206                (146,848)
       Intellectual property disbursements                                          (18,518)                (26,584)
                                                                          -------------------     -------------------
          Net cash provided (used) in investing activities                          425,886                (719,914)
                                                                          -------------------     -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on notes payable                                                     (24,844)                (93,081)
      Proceeds from notes payable - related party                                       ---               3,000,000
      Proceeds from issuance of common stock                                      4,000,497               5,375,402
      Proceeds from common stock subscribed                                             ---                   2,125
                                                                          -------------------     -------------------
          Net cash provided by financing activities                               3,975,653               8,284,446
                                                                          -------------------     -------------------
NET INCREASE (DECREASE) IN CASH                                                    (454,981)              2,236,004
CASH and cash equivalents, beginning of period                                      681,348                 389,222
                                                                          -------------------     -------------------

CASH and cash equivalents, end of period                                   $        226,367         $     2,625,226
                                                                          ===================     ===================


                                                   See notes to financial statements.

                                                  ELECTRIC AQUAGENICS UNLIMITED, INC.

                                                   UNAUDITED STATEMENTS OF CASH FLOWS
                                                              (CONTINUED)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                      2006               2005
                                                                                   -----------       -----------
Supplemental Disclosures of Cash Flow Information:                                                    (Restated)

   Cash paid during the period for:
     Interest                                                                      $   49,283       $   54,614
     Income Taxes                                                                  $      ---       $      ---


Supplemental Disclosures of Non-cash Investing and Financing Activities:

   Common stock issued for services                                                $  197,809       $   72,500
   Warrants issued for services                                                    $1,059,142       $1,424,050






                                               See notes to financial statements.

                       ELECTRIC AQUAGENICS UNLIMITED, INC.

                CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In management's opinion all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE 2 - INVENTORIES

The composition of inventories is as follows at:

                                                                         September 30,         December 31,
                                                                              2006                 2005
                                                                       ------------------    --------------------
                  Finished goods                                        $        446,613         $     531,625
                  Raw materials                                                2,285,360             1,792,277
                  Allowance for obsolete inventory                              (316,135)             (320,000)
                                                                       ------------------    --------------------

                                                                        $      2,415,838         $   2,003,902
                                                                       ==================    ====================

NOTE 3 - NOTES RECEIVABLE

The Company provided financing for equipment to Zerorez franchisees, which are related party entities. These transactions were recorded through Equilease, Inc., a wholly owned subsidiary of the Company. During September 2006, Equilease was sold to a related party for the cash value of the notes receivable (See Note
9). The Company had a balance of $0 and $454,689 in Notes Receivable at September 30, 2006 and 2005, respectively.

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

Because of the feature wherein the conversion price is reset if shares are issued at a price less than the fixed conversion price, and pursuant to EITF 00-19, the Company has elected to bifurcate the conversion feature from the debt host and accounts for the feature as a derivative liability with changes in fair value being recorded in the income statement. The fair value of the derivative liability is estimated using the Black-Scholes pricing model, with the following assumptions at September 30, 2006: risk-free interest rate of 4.0%, expected dividend yield of zero, expected life of 2.96 years and expected volatility of 71.08%. As of September 30, 2006, the value of the derivative liability is $4,665,014.

                       ELECTRIC AQUAGENICS UNLIMITED, INC.

                CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

SALES TO AFFILIATES - Water Science, who has exclusive rights to sell our products in South America and Mexico, is a major shareholder of the Company. Water Science by agreement may purchase machinery from the Company at cost plus 25 percent. During the nine months ended September 30, 2006, the Company sold four large water generators, one small water generator and related parts to Water Science for $1,023,634. Further, the Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at September 30, 2006. The Company also sold approximately $234,219 in products to an entity related to Water Science. In connection with the sales of the machines and products, the Company has recorded approximately $428,634 in accounts receivable at September 30, 2006. The Company did not have any sales to this party for the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, the Company sold one of its small water generators to Zerorez, an affiliate for $25,000. Zerorez is an affiliated entity having similar shareholders and who was founded by the same individuals who founded EAU. All of the Company's directors are shareholders of Zerorez. The Company sold three of its generators to Zerorez for $75,000 and other product sales of $2,344 during the nine months ended September 30, 2005.

NOTES RECEIVABLE - The Company provided financing for equipment to Zerorez franchisees, which are related party entities. These transactions were recorded through Equilease, Inc., a wholly owned subsidiary of the Company. During September 2006, Equilease was sold to EOWORP, L.L.C. ("EOWORP"), a related party, for the cash value of the notes receivable (See Note 9). EOWORP is a shareholder of the Company and its partners are, or were, involved in the management of the Company, including one who is currently serving on the Company's board of directors..

SENIOR NOTE PAYABLE - In September 2005, the Company entered into a Senior Convertible Note with Water Science in exchange for $3,000,000 (see Note 4). Due to the discount of this note and the beneficial conversion feature, the Company has recognized $750,000 in interest expense and has recorded a gain of approximately $688,702 in the change of the derivative liability to fair market value for the nine months ended September 30, 2006.

LICENSING FEE - In September 2005, the Company received $1,000,000 in exchange for providing Water Science exclusive licensing and distribution rights for a five-year term for a specified market area. The agreement provides termination rights by Water Sciences and a pro rata refund of the fee. The Company recognizes the fee on a pro rata basis over the life of the agreement. The Company recognized $150,000 for the nine months ended September 30, 2006.

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

                                                               For the Nine Months Ended September 30,
                                                               ---------------------------------------
                                                                    2006                  2005
                                                                 ---------------       --------------
     Warranty reserve at beginning of period                     $     96,800          $     95,160
     Costs accrued for additional warranties                           24,000                     -
     Service obligations honored                                      (18,438)                    -
                                                                 ---------------      ---------------
     Warranty reserve at end of period                           $    102,362          $     95,160
                                                                 ==================   ===============

                       ELECTRIC AQUAGENICS UNLIMITED, INC.

                CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK

In August 2006, the Company issued 50,000 shares of the Company's common stock to two employees (25,000 shares each) upon their exercising of outstanding stock options.

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

NOTE 8 - GOING CONCERN

During the current period, the Company incurred significant losses and a negative cash flow from operations. As a result, at September 30, 2006, the Company had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained. The Company's ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to increase sales and profit margins and control operating expenses. Management plans to mitigate its losses in the near term through the further development and marketing of its patents, trademarks, brand and product offerings.

Our auditors have issued their Independent Registered Public Accountants' Report on the Company's consolidated financial statements for the fiscal year ended December 31, 2005 with an explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 9 - DISCONTINUED OPERATIONS

In September 2006, the Company sold our investment in Equilease, Inc. ("Equilease") to EOWORP, L.L.C., ("EOWORP") a related party. Equilease provided equipment financing for certain Zerorez franchisees, also related parties. The Company was the sole owner of Equilease and had consolidated the operations of Equilease into the Company's books. The terms of the agreement called for EOWORP to pay to the Company the current value of the Notes Receivables held by Equilease. Further, EOWORP agreed to pay off other certain payables owed to the Company by Zerorez, a related party. The total cash consideration paid to the Company was $452,559. The Company recognized income from operations of discontinued operations in the amount of $28,248 and $36,339 for the nine months ended September 30, 2006 and 2005, respectively. The Company recorded a loss on disposal of discontinued operations in the amount of $50.

                       ELECTRIC AQUAGENICS UNLIMITED, INC.

                CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 10 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's financial statements as of and for the three and nine month period ended
September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine month period ended September 30, 2006 was $29,950 and $599,590 respectively, related to employee stock options issued and vesting during the period. During the three and nine month period ended September 30, 2005, the Company recognized $0 and $951,300, respectively, in compensation expense related to other stock options.

Basic and Fully Diluted Loss Per Share

Basic  and  Fully   Diluted   net  loss  per   share  is   computed   using  the
weighted-average number of common shares outstanding during the period.

                                      For the Three Months Ended                   For the Nine Months Ended
                                            September 30,                                September 30,
                               -------------------    ------------------    ------------------    ------------------
                                      2006                  2005                  2006                2005
                               -------------------    ------------------    ------------------    ------------------
                                                             (Restated)                                  (Restated)
Loss (numerator)                    $ (1,351,852)          $ 4,218,100)     $     (5,631,776)        $   8,794,579)
Shares (denominator)                  11,085,691             8,749,004            10,319,928             8,248,689
Per share amount                    $      (0.12)          $     (0.48)     $          (0.55)        $       (1.07)

The Company's outstanding stock options have been excluded from the basic net loss per share calculation for the three and nine month period ended September 30, 2006 and 2005, because they are anti-dilutive.

The following table is a summary of the status of the warrants and options granted for the nine months ended September 30, 2006:

                                                             Number            Weighted
                                                           of Options        Average Exercise
                                                          and Warrants            Price
                                                          ------------       ----------------
       Outstanding at beginning of period                   4,653,293        $           2.78
       Granted                                              7,200,000                    2.76
       Exercised                                              (50,000)                   0.01
       Forfeited                                             (402,500)                   2.95
       Expired                                                      -                       -
                                                          ------------       ----------------
       Outstanding at end of period                        11,400,793        $           2.70
                                                          ------------       ----------------

                       ELECTRIC AQUAGENICS UNLIMITED, INC.

                CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 10 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

A summary of the status of the warrants outstanding at September 30, 2006 is presented below:

                                           Warrants Outstanding                          Warrants Exercisable
                            ----------------------------------------------------   --------------------------------
            Range of                       Weighted-Average     Weighted-Average                  Weighted-Average
            Exercise          Number           Remaining           Exercise           Number          Exercise
             Prices         Outstanding    Contractual Life          Price          Exercisable         Price
           -----------      ------------   -----------------    ----------------    -----------   -----------------
           $.01-.50              635,000        3.0 years        $       0.10          635,000      $        0.10
           1.00-1.99             290,000        1.9 years                1.48          290,000               1.48
           2.00-2.99           8,950,000        2.6 years                2.76        8,950,000               2.76
           3.00-3.99             982,417        3.2 years                3.26          982,417               3.26
           4.00-4.99             255,000        3.0 years                4.00          255,000               4.00
           5.00-5.50             263,376        3.2 years                5.15          263,376               5.15
           -----------      ------------   -----------------    ----------------    -----------   -----------------
           $.01-5.50          11,400,793        2.7 years        $       2.70       11,400,793      $        2.70
           -----------      ------------   -----------------    ----------------    -----------   -----------------

The fair value of each warrant granted is estimated on the date granted using the Black-Scholes pricing model, with the following assumptions for warrants issued in 2006: risk-free interest rate of between 4.6% and 4.99%, expected dividend yield of zero, expected lives of 3 and 5 years and expected volatility of between 59.76 % and 89.54 %.

NOTE 11 - RESTATEMENT

The Company restated its financial statements for the period ended December 31, 2004 and for the first, second and third quarters ending March 31, 2005, June 30, 2005 and September 30, 2005. The Company determined that generally accepted accounting principles had not been followed in 2004 and for the stated quarters of 2005 for the recording of certain types of transactions. See Note 18-Restatement of the Notes to the Consolidated Financial Statements for the year ended December 31, 2005 and 2004 in the Company's 10-KSB for details of the restatement of the 2004 financial statements. The impact of the 2004 restatement of the balance sheet accounts carries forward and the 2004 changes to such accounts are part of the changes noted below. The type and impact of the changes to those transactions relating to the first, second and third quarters of 2005 are as follows:

     Recognition of common stock and warrant issuances resulting in additional consulting and compensation expense of $602,100.

     Recognition of Licensing Revenue of $1,000,000 over term of agreement.

     Recording of the convertible debt and warrants in accordance with EITF 00-19, which resulted in the recognition of a derivative liability in the amount of $5,388,083 (See Note 4).

                       ELECTRIC AQUAGENICS UNLIMITED, INC.

                CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 11 - RESTATEMENT - CONTINUED

The following table highlights the significant areas of change from those previously reported:

                          As previously                 Restated
                             reported                 September 30,
                        September 30, 2005                2005                      Change
                      ------------------------    -----------------------    -----------------------
Total Assets            $       8,810,129          $      5,564,734           $     (3,245,395)
Additional Paid         $     (14,842,679)         $    (19,044,905)          $     (4,202,226)
  in Capital
Accumulated deficit     $      (9,825,330)         $    (18,122,264)          $     (8,296,934)
Total Equity            $      (5,018,154)         $       (923,557)          $      4,094,597
Net Sales               $       1,490,789          $        490,698           $     (1,000,091)
Net Income (Loss)       $      (3,658,990)         $     (8,794,579)          $     (5,135,589)
Basic Earnings          $           (0.50)         $          (1.07)          $          (0.57)
(Loss) per Share


NOTE  12 - SUBSEQUENT EVENTS

On October 24, 2006, the Company appointed Wade R. Bradley as Chief Executive Officer and President. In conjunction with the appointment, the Company entered into an employment agreement with Mr. Bradley which provides a base salary of $240,000 per year, stock options to purchase up to 500,000 shares of common stock and other incentives. The term of the contract is for three years with an automatic renewal for a one year term. As part of the transaction, Water Science agreed that this transaction would not cause an adjustment to the conversion price of the Senior Convertible Note issued to Water Science in September 2005, nor would it cause an adjustment to the exercise price of the warrants issued to Water Science in September 2005.

On October 27, 2006, the Company entered into a stock purchase agreement with Peter F. Ullrich, a shareholder of the Company, whereby Mr. Ullrich agreed to purchase a total of 2,307,692 newly issued shares of $0.0001 par value common stock of the Company for a purchase price of $1.30 per share in a private transaction, for total consideration of $2,999,999.60. Under the terms of the agreement, Mr. Ullrich purchased 1,153,846 shares on October 27, 2006 and will purchase the remaining 1,153,846 shares on January 2, 2007. As part of the transaction, Water Science agreed that this transaction would not cause an adjustment to the conversion price of the Senior Convertible Note issued to Water Science in September 2005, nor would it cause an adjustment to the exercise price of the warrants issued to Water Science in September 2005.

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

We also develop, manufacture and market consumer products that support a healthy lifestyle, such as our Perfect Empowered Drinking Water(TM) and Perfect Oxygenated Therapy(TM) products (formerly marketed under the name "Aquagen(R) Stabilized Oxygen Products"). The fluids that incorporate the EO Technology and our consumer products are environmentally safe and non toxic at the levels employed. EAU is continuously looking for ways to improve and enhance our applications and claims through furthering our studies, solution listings and registrations with various third party organizations. We plan to expand the market for our Perfect Empowered Drinking Water(TM) and our Perfect Oxygenated Therapy(TM) products and to develop other personal use products, such as skin care products, periodontal products and a foot sanitizer product. We also intend to continue to develop and market commercial and residential cleaning products, such as bottled surface cleaning products.

We have identified the following industries for early stage sales and marketing focus: 1) meat processing, 2) bottled drinking water and consumer products, 3) grocery and 4) agricultural products. We focus on these markets because we believe that we have either a competitive advantage in the marketplace or a leading strategic industry partner for specific products and/or can provide an attractive value proposition to commercial end users or consumers for products that use or embody our EO Technology, EO Fluids or Perfect Essentials(TM) products.

We have successfully completed phase I of our United States Department of Agriculture ("USDA") Online Reprocessing (OLR) Certification. EAU has recently completed USDA Phase I Online Reprocessing Certification testing with a nationally recognized processor on the commercial use of electrolyzed water as an antimicrobial for salmonella reduction. Both test protocols yielded successful results. Salmonella reductions were significantly below the FSIS allowable limit prior to chilling. The EAU Technologies OLR intervention also tested well showing a statistically significant difference between control and test groups. EAU is immediately moving forward into the second phase of USDA testing with two identified processors.

We have shipped four of the nine units ordered from Water Sciences, Inc. Three of those units have been installed in Ecuador, Costa Rica and Mexico respectively. The fourth is awaiting site preparation by Water Sciences before EAU can complete the installation. The remaining five units are in pre-ship quality assurance testing stage to be completed in the fourth quarter. Shipment dates and locations have yet to be determined by Water Sciences. Water Sciences is currently using Empowered Water(TM) fluids in various agricultural channels.

We are currently installed in four South Region Whole Foods Market stores (WFM). We have recently taken over the maintenance and growth of this channel from KES Science and Technology, Inc. Since we have taken over, we have gone to each of the stores and have identified other departments that could be using the Empowered Water(TM). We are currently working with WFM to identify and validate those other applications. As of now, WFM is using Empowered Water in the produce and floral departments. We are working to utilize and expand Empowered Water(TM) throughout the store in each of its departments including, Seafood, Meat & Poultry, Bakery and Kitchen as well as its general sanitation solution. We will be proposing this study in the fourth Quarter and expect to commence the study in January, 2007.

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

Past revenues have been generated primarily from equipment sales to agriculture, grocery, carpet and living surfaces industries, and consumer product sales. We intend to derive future EO Technology revenues from recurring fees charged to customers based on per-unit or per-gallon of fluid used after equipment is installed; and we intend to drive our consumer and EO Technology products to create greater revenues.

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

On August 31, 2006, H. Warren Jaynes resigned as the Company's Chief Financial Officer, effective September 8, 2006. Our Company's controller has assumed the duties of the CFO until a replacement CFO is hired.

On October 24, 2006, the Company appointed Wade R. Bradley as Chief Executive Officer and President. In conjunction with the appointment, the Company entered into an employment agreement with Mr. Bradley which provides a base salary of $240,000 per year, stock options to purchase up to 500,000 shares of common stock and other incentives. The term of the contract is for three years with an automatic renewal for a one year term.

On October 27, 2006, the Company entered into a stock purchase agreement with Peter F. Ullrich, a shareholder of the Company, whereby Mr. Ullrich agreed to purchase a total of 2,307,692 newly issued shares of $0.0001 par value common stock of the Company for a purchase price of $1.30 per share in a private transaction, for total consideration of $2,999,999.60. Under the terms of the agreement, Mr. Ullrich purchased 1,153,846 shares on October 27, 2006 and will purchase the remaining 1,153,846 shares on January 2, 2007.

Our operations are currently funded by a combination of revenues and capital funding.

Financial Position and Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Financial Position

The Company had $226,367 in cash as of September 30, 2006, compared to $681,348 at December 31, 2005. Our working capital as of September 30, 2006 was $1,353,717 compared to $1,089,192 at December 31, 2005. The primary reason for the increase in our working capital for the nine months ended September 30, 2006, was a decrease in cash of $454,981, or 66%, which was offset by an increase in accounts receivable of $453,373, or 367%, and from an increase in inventory of $411,936, or 21%. The Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at September 30, 2006. This will be reduced as the Company delivers machines on order to Water Science, a related party. Water Science, who has exclusive rights to sell our products in South America and Mexico is also an affiliate of the Company, by agreement may purchase machinery from us at cost plus 25 percent. These deliveries are targeted to occur during the fourth quarter of 2006. Long term debt increased 102%, from $448,668 at December 31, 2005 to $1,146,804 at September 30, 2006, or
$698,136. The primary increase is a result of the discount of the Senior Note Payable, which was $750,000 for the nine months ended September 30, 2006. At September 30, 2006, our stockholders' deficit was $2,905,800.

Summary of select balance sheet information follows:


                                                 September 30,        December 31,
                                                      2006                2005
                                               ------------------- --------------------
 Balance Sheet Data:                                (Unaudited)
 ------------------
 Cash and Cash Equivalents                      $       226,367       $      681,348
 Total Current Assets                                 3,220,776            2,891,739
 Total Assets                                         5,564,734            5,809,927
 Total Current Liabilities                            1,867,049            1,802,547
 Long Term Debt                                       1,146,804              448,668
 Total liabilities and stockholders' equity     $     5,564,734       $    5,809,927

Results of Operations for the three months ended September 30, 2006 and 2005

Revenues and Net Income

The Company had total revenues of $778,737 for the three months ended September 30, 2006, which represents an increase of 179% from the $278,767 in total revenues for the same period one year earlier. A majority of this increase came from consumer products sales of approximately $297,000 and EO Machine sales of approximately $440,000 in the current three month period versus approximately $313,000 consumer product sales and $0 EO Machine sales in the three months ended September 30, 2005. Management believes that we will continue generating revenues from both its consumer and EO Machine sales during the rest of 2006 as it has received deposits on nine machines from Water Science, LLC, a related party, a company that holds a license agreement with the Company to distribute its products in South America, of which we have shipped four machines with the remaining machines scheduled to be delivered during the upcoming quarter.

Net loss for the three months ended September 30, 2006 was $1,351,852, or a loss of $0.12 per share, compared with a net loss of $4,218,100, or $0.42 per share for the same period in 2005. The majority of the decrease in the loss per share over the comparable period in 2005 was due to the recording of the derivative liability loss at September 30, 2005 of $2,385,194, compared to a gain in the fair market value of the derivative liability of $29,792 at September 30, 2006. The current quarter net loss includes an increase of $217,296 in interest expense, from $65,653 in 2005 to $282,909 in 2006, or an increase of 331%. This is due to interest expense related to the senior note payable entered into in September 2005.

General and Administrative Expenses

The Company's general and administrative expenses totaled $1,289,315 during the three months ended September 30, 2006, compared to $1,788,638 during the three months ended September 30, 2005, for a decrease of $499,323, or 28%. General and administrative expense for 2006 consists primarily payroll expense ($612,142), professional fees ($388,503) and travel related expenses ($68,224). The Company has implemented tighter controls to reduce its general and administrative expenses by reducing any unnecessary expenses, reducing payroll expense and is challenging all of its expenditures.

Research and Development

Research and development expenses incurred during the three month period ended September 30, 2006 decreased $29,130 or 37%, from $79,459 in 2005 to $50,329 in
2006. It is anticipated that the Company's research and development expenditures will continue at approximately this same level or a little higher due to research it intends to continue in the agriculture markets. While the Company will continue to conduct research to improve its products and their performance, it believes it has developed proven products that have commercial value in its targeted markets.

Summary of select income statement information follows:

                                                      Three months ended
                                                        September 30,
                                                  ---------------------------
                                                                                                       Percent
                                                     2006           2005          Better (Worse)       Change
                                                 ------------   -------------     ---------------   -------------

Revenue, net                                   $     778,737  $     278,767      $    499,970               179%

Gross profit                                         265,883         87,919           177,964               202%

Operating loss                                     1,128,470      1,806,954           678,484                38%

Net loss                                           1,351,852      4,218,100         2,866,248                68%

Loss per share                                          0.12           0.48              0.36                75%

Results of Operations for the nine months ended September 30, 2006 and 2005

Revenues and Net Income

The Company had total revenues of $1,882,077 for the nine months ended September 30, 2006, which represents an increase of 284% from the $490,698 in total revenues for the nine months ended September 30, 2005. A majority of this increase came from consumer products sales of approximately $651,000 and agriculture enhancement products of approximately $1,024,000 in the current nine month period versus approximately $321,000 consumer product sales and no agriculture enhancement product sales in the nine months ended September 30, 2005.

Net loss for the nine months ended September 30, 2006 was $5,631,776, or a loss of $0.55 per share, compared with a net loss of $8,794,579, or $1.07 per share for the same period in 2005. The current period net loss includes an increase of $770,423 in interest expense, from $96,281 in 2005 to $866,704 in 2006, or an increase of 800%. This is due to interest expense related to the senior note payable entered into in September 2005. The improved results were also due to the recording of the derivative liability to fair market value of a gain of $688,702 during the nine months ended in 2006 compared to a $2,385,194 loss realized in the recording of the derivative liability to fair market value during the same period in 2005.

General and Administrative Expenses

The Company's general and administrative expenses totaled $5,935,935 during the nine months ended September 30, 2006, compared to $6,438,904 during the nine months ended September 30, 2006, for a decrease of $502,969, or 8%. General and administrative expense for 2006 consists primarily of payroll expense ($2,070,871), compensation expense ($1,185,642), professional fees ($1,200,344), capital funding fees ($237,763), travel related expenses ($308,157) and rent ($132,441). The Company has implemented tighter controls to reduce its general and administrative expenses by reducing any unnecessary expenses, reducing payroll expense and is challenging all of its expenditures.

Research and Development

Research and development expenses incurred during the period ended September 30, 2006 decreased $284,595 or 70% compared to R&D expenses incurred during the same period one year earlier, due to the Company beginning to move from the development stage to the sale of its developed products.

Summary income statement information follows:

                                                      Nine months ended
                                                         September 30
                                                 ---------------------------
                                                                                                       Percent
                                                     2006           2005          Better (Worse)       Change
                                                 ------------   -------------     ---------------   -------------

Revenue, net                                   $   1,882,077  $     490,698      $  1,391,379               284%

Gross profit (loss)                                  688,170        218,698           469,472               215%

Operating loss                                     5,527,989      6,717,114         1,189,125                18%

Net loss                                           5,631,776      8,794,579         3,162,803                36%

Loss per share                                 $        0.55  $        1.07      $       0.52                49%

Related Party Transactions

Sales to Affiliates - Water Science, who has exclusive rights to sell our products in South America and Mexico is an affiliate of the Company. Water Science by agreement may purchase machinery from the Company at cost plus 25 percent. During the nine months ended September 30, 2006, the Company sold four large water generators, one small water generator and related parts to Water Science for $1,023,634. Further, the Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at September 30, 2006. The Company also sold approximately $234,219 in products to an entity related to Water Science. In connection with the sales of the machines and products, the Company has recorded approximately $428,634 in accounts receivable at September 30, 2006. The Company did not have any sales to this party for the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, the Company sold one of its small water generators to Zerorez, an affiliate for $25,000. The Company sold three of its generators to Zerorez for $75,000 and other product sales of $2,344 during the nine months ended September 30, 2005.

Notes Receivable - The Company provided financing for equipment to Zerorez franchisees, which are related party entities. These transactions were recorded through Equilease, Inc., a wholly owned subsidiary of the Company. During September 2006, Equilease was sold to a related party for the cash value of the notes receivable (See Note 9).

Senior Note Payable - In September 2005, the Company entered into a Senior Convertible Note with Water Science in exchange for $3,000,000 (see Note 4). Due to the discount of this note and the beneficial conversion feature, the Company has recognized $750,000 in interest expense and has recorded a gain of approximately $688,705 in the change of the derivative liability to fair market value for the nine months ended September 30, 2006.

Licensing Fee - In September 2005, the Company received $1,000,000 in exchange for providing Water Science exclusive licensing and distribution rights for a five-year term for a specified market area. The agreement provides termination rights by Water Sciences and a pro rata refund of the fee. The Company recognizes the fee on a pro rata basis over the life of the agreement. The Company recognized $150,000 for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had cash and cash equivalents of $226,367, compared to $681,348 at December 31, 2005. We have had continuing operating losses of $1,128,470 and $5,527,989 for the three and nine months ended September 30, 2006, respectively, compared with operating losses of $1,806,954 and $6,717,114 for the three and nine months ended September 30, 2005, respectively. The net loss per share for the second quarter of 2006 was $0.55 compared to a loss of $1.07 per share for the same period in 2005. The decrease is attributable to increased gross profits, reduced operating expenses and a higher weighted-average of shares outstanding during 2006. Our working capital as of September 30, 2006 was $1,353,717 for reasons discussed above under financial position.

Net cash used in operating activities in the nine month period ended September 30, 2006 was $4,856,520, a 9% decrease, compared to $5,328,528 for the same period in 2005. The primary uses of cash were an increase in inventory of $411,936, an increase of accounts receivable of $453,373 and a decrease in accounts payable of $588,879. Advances on machine orders increased $697,500 during the period which reduced the operating cash requirements for the Company. Sales have increased during the quarter resulting in a corresponding increase in accounts receivable.

At September 30, 2006, the Company's inventory was $2,415,838, representing an increase of 21% from the $2,003,902 on hand at December 31, 2005. The Company is in the process of building machines for Water Science, LLC, a related party, and other customers for expected deliveries in the second half of 2006 and has increased its inventory over the December 31, 2005 inventory levels due to ordering components for these machines.

The operating outflow of cash was reduced by the Company issuing warrants and stock options in lieu of cash during the quarter of $1,059,142. The Company adopted SFAS 123(R), effective January 1, 2006, and now expenses stock options given to employees. The Company recognized a non-cash increase from the discounting of the Company's note payable to Water Science, LLC of $750,000. (See Note 4 to the Company's unaudited financial statements.) Further, the Company recognized a non-cash decrease in the derivative liability of $688,702, due to changes in the Black-Scholes value of the liability.

Cash flows from investing activities provided the Company $425,886 during the period ended September 30, 2006 as compared $719,914 used for the same period in 2005. During 2006, the cash flows consisted of net cash receipts of $452,559 from the sale of our investment in Equilease (See Note 9 to the Company's unaudited financial statements), investments in intellectual property and patents of $18,518 and purchase of equipment of $46,238. This compares to $613,073 used to purchase equipment, $135,350 net cash used to purchase notes receivables, $55,093 used to purchase investments and $26,584 used to invest in intellectual property and patents for the comparable period in 2005.

Cash flows from financing activities provided the Company $3,975,653 and $8,284,446 for the nine months ended September 30, 2006 and 2005, respectively. This is primarily a result of the Company's continued sales of its common stock to fund operations. The Company raised $4,000,497 and $5,375,402 from the sale of stock and $0 and $3,000,000 from the issuance of a note payable for the nine months ended September 30, 2006 and 2005, respectively. This amount was offset by payments made on notes payable in the amount of $24,844 and $93,081 in 2006 and 2005, respectively.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues. We have no commitments to fund any future capital expenditures. Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months. On October 27, 2006, the Company entered into a stock purchase agreement with Peter F. Ullrich, a shareholder of the Company, whereby Mr. Ullrich agreed to purchase a total of 2,307,692 newly issued shares of $0.0001 par value common stock of the Company for a purchase price of $1.30 per share in a private transaction, for total consideration of $2,999,999.60. Under the terms of the agreement, Mr. Ullrich will purchase 1,153,846 shares on October 25, 2006 and the remaining 1,153,846 shares on January 2, 2007. We anticipate that we may need an additional $5,000,000 or more in future funding to execute our business plan over the next twelve months. Moreover, if we able to expand our sale of EO machines as anticipated, we will need significant additional working capital to fund that expansion. We do not have arrangements in place to provide us with this funding or any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.

If the Company does not raise sufficient funds in the future, we may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements. Without additional financing, management believes that the Company will be able to fund its operations for at least an additional 6 months..

Future financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, a subsequent decline in the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult for us to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. Note 1 of the notes to consolidated financial statements in Part II, Item 7 of the Company's Annual Report on Form 10-KSB, dated December 31, 2005, describes the significant accounting policies and methods used in preparation of our consolidated financial statements. We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates. We believe the following to be our critical accounting estimates because they are both important to the portrayal of our financial condition and results and they require us to make judgments and estimates about matters that are inherently uncertain.

Our critical accounting policies and estimates include the following:

Revenue recognition;

Impairment of long-lived assets; and

Allowances for doubtful accounts.

Revenue Recognition. We recognize revenue when goods are shipped and title passes to the customer or when services are performed in accordance with contract terms. The Company provides an allowance for sales returns based on current and historical experience. We also recognize revenue from a licensing agreement pro-rated over the term of the agreement.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's financial statements as of and for the three and six month period ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine month period ended September 30, 2006 was $29,950 and $599,590, respectively, related to employee stock options issued and vesting during the period. During the three and nine month period ended September 30, 2005, the Company recognized $0 and $951,300, respectively, in compensation expense related to other stock options.

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

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109." FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of applying the various provisions of FIN 48.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," that provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. This standard will be effective for financial statements issued for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of applying the various provisions of SFAS 157.

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

 FORWARD-LOOKING STATEMENTS

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. . Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risks associated with successfully developing our business in evolving markets, our need for additional capital, our continuing operating losses, the ability of our management to conduct distribution activities and sell products, possible failure to successfully develop new products, vulnerability to competitors due to lack of patents on our products, and other risk factors listed in our annual report on Form 10-KSB for the year ended December 31, 2005 and our other SEC reports. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved.

ITEM 3.   CONTROLS AND PROCEDURES

The Company has evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the issuer's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the principal executive and financial officers concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

The Company's management does not expect that its disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake.

There have been no significant changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

NONE

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2006, the Company issued 50,000 shares of the Company's common stock to two employees (25,000 shares each) upon their exercising of outstanding stock options.

The sale of the above referenced securities was exempt from registration with the Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated there under.

ITEM 5.  OTHER INFORMATION

On June 15, 2006, we entered into a Termination Agreement with Coating Systems Laboratories ("CSL"), whereby both parties agreed to terminate the License and Distribution Agreement, entered into during February 2005 and the Joint Venture Agreement, entered into during August 2005. Included in the termination agreement the companies agreed to enter into a future agreement subject to further testing of the CSL products, whereby the Company will have exclusive rights to purchase and market certain CSL products within a certain territory mutually agreed upon by both parties. In September 2006, the parties agreed to a new License and Distribution Agreement, whereby the Company will have the exclusive right to distribute and sell certain products in North and South America.

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

In September 2006, the Company sold our investment in Equilease, Inc. ("Equilease") to EOWORP, L.L.C., ("EOWORP") a related party. Equilease provided equipment financing for certain Zerorez franchisees, also related parties. The Company was the sole owner of Equilease and had consolidated the operations of Equilease into the Company's books. The terms of the agreement called for EOWORP to pay to the Company the current value of the Notes Receivables held by Equilease. Further, EOWORP agreed to pay off other certain payables owed to the Company by Zerorez, a related party. The total cash consideration paid to the Company was $452,559.

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

On October 24, 2006, the Company appointed Wade R. Bradley as Chief Executive Officer and President. In conjunction with the appointment, the Company entered into an employment agreement with Mr. Bradley which provides a base salary of $240,000 per year, stock options to purchase up to 500,000 shares of common stock and other incentives. The term of the contract is for three years with an automatic renewal for a one year term.

On October 27, 2006, the Company entered into a stock purchase agreement with Peter F. Ullrich, a shareholder of the Company, whereby Mr. Ullrich agreed to purchase a total of 2,307,692 newly issued shares of $0.0001 par value common stock of the Company for a purchase price of $1.30 per share in a private transaction, for total consideration of $2,999,999.60. Under the terms of the agreement, Mr. Ullrich will purchase 1,153,846 shares on October 27, 2006 and will purchase the remaining 1,153,846 shares on January 2, 2007.

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

10.1 Termination Agreement by and between the Company and KES Science and Technology, Inc., dated July 31, 2006. (Incorporated by reference to Exhibit 10.13 of the Company's Form 10-QSB for the quarter ended June 30, 2006).

10.2 Equilease Stock Purchase Agreement by and between the Company and EOWORP, L.L.C. dated September 13, 2006.

10.3           Employment  Agreement  by and  between  the  Company  and Wade R.
               Bradley  dated  October 24, 2006.  (Incorporated  by reference to
               Exhibit 10.1 of the Company's Form 8-K dated October 30, 2006.)

31.1           Certification   by  Jay  S.  Potter  under  Section  302  of  the
               Sarbanes-Oxley Act of 2002.

31.2 Certification by Brian D. Heinhold under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Jay S. Potter pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Brian D. Heinhold pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 3, 2006

                                          ELECTRIC AQUAGENICS UNLIMITED, INC.


                                          By:  /s/ Jay S. Potter
                                               ---------------------------------
                                               Jay S. Potter
                                               Interim Chief Executive Officer
                                               (Principal Executive Officer)

                                          By:  /s/ Brian D. Heinhold
                                               ---------------------------------
                                               Interim Chief Financial Officer
                                               (Principal Financial Officer)