Form 10KSB
period 2006-12-31
EAU TECHNOLOGIES, INC.
filed 2007-04-02
CIK 1170816

THE UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

Commission File Number: 000-51807
EAU TECHNOLOGIES, INC.
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

Common Stock, $0.0001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for its most recent fiscal year: $1,949,709

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of March 30, 2007 the registrant had 13,467,187 shares of common stock, par value $0.0001, outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 30, 2007, was $10,056,275 (based upon the closing price of $1.04 per share of common stock as reported on the OTC Bulletin Board).

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

TABLE OF CONTENTS

		Page

	PART I

ITEM 1.	DESCRIPTION OF BUSINESS.	2
ITEM 2.	DESCRIPTION OF PROPERTY.	21
ITEM 3.	LEGAL PROCEEDINGS.	21
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	21

	PART II

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

EAU TECHNOLOGIES, INC., previously known as Electric Aquagenics Unlimited, Inc. (referred to herein sometimes as “EAU,” “we,” “us,” or the “Company”), is in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create fluids. These fluids have various commercial applications and may be used in commercial food processing organic or non-organic agricultural products that clean, disinfect, remediate, hydrate and moisturize. The processes for which these fluids may be used are referred to in this Report (this “Report”) as the “EOW Technology.” For example, we believe that our food and agricultural treatment products potentially may be used to systemically treat all facets and phases of the food chain, from soil to animal feed to meat processing, by eliminating dangerous and unhealthy pathogens from the food chain with organically based and highly effective solutions. We make the claim that our products are “non-toxic”. We can do this because at the levels we employ our technology, our studies both internal as well as through third parties show no toxicity. Further studies are in progress to make more specific claims. We also develop, manufacture and market consumer products that support a healthy lifestyle, such as our Perfect Empowered Drinking Water™ and Perfect Oxygenated Essentials™ products. At the levels employed, the fluids and products are environmentally safe and non-toxic and do not contain or leave harmful residues associated with chemical-based supplements, disinfecting and cleaning agents. The electrolyzed fluids created by the EOW Technology (referred to herein sometimes as the “EO Fluids” or “Empowered WaterTM”) generated by our patented and patent pending specialized equipment currently replace many of the traditional products used in commercial, industrial and residential disinfecting and cleaning.

We have identified the following industries for early stage sales and marketing focus: 1) meat and poultry processing, 2) agricultural grow-out and processing and 3) bottled drinking water and consumer products the (“Primary Markets”). As of the date of this Report, the Company was focused on these markets because it believes that it has a competitive advantage, a leading strategic industry partner, and/or can provide an attractive value-added proposition. To penetrate these markets, EAU is conducting trials that will lead to partnerships with industry leaders who can assist in rolling the technology out on a large scale.

We have obtained patent protection on two separate facets of electrolyzed fluids as well as the water generating technology. Those facets are how the fluids are used and how they are stabilized for use in different applications. Additionally, we have patents pending on poultry processing, and we have several provisional patent pending applications filed to protect new processes and products, as described herein. Previously, the Company’s revenues had been primarily generated from equipment sales to the carpet and living surfaces industries, and some consumer product sales. In 2006, we saw our first sales in the agriculture segment. All of which were to Water Science, LLC, a company set up primarily to market Empowered Water™ in Latin America. Currently we are seeking to expand those markets as well as introducing what we have learned there to the United States. We will continue to seek to derive future EOW Technology revenues from recurring fees charged to customers based on per-unit or per-gallon of fluid used after equipment is installed. Additionally, we will seek to introduce our technology to meat and poultry processing by leveraging the development and trials that we concluded here in the United States.

Products and Related Markets

EOW Technology

We intend to sell electrolyzed fluid that is produced by our generators, which are placed on-site at commercial processing facilities (“CIP Systems”), particularly in the food products sectors that require high volumes of non-toxic sanitizing fluids. This market niche should allow us to exploit the fact that our non-toxic products are more effective than most toxic chemical treatments at typically used concentration levels. The quantity of electrolyzed sanitizing fluids can be metered, and the user of the generator will either pay a set price per unit of fluid drawn from the generator, or will pay a fee based on the number of units, such as animal carcasses, that are treated with our electrolyzed water products. As of the date of this Report, generators have been sold on a commercial basis as well as continuing trials in multiple new commercial applications.

In 2005, we entered into an agreement with Tyson Foods, Inc., to test our EOW Technology and EO Fluids (the “EOW System”) in its Shelbyville, Tennessee, poultry processing plant. In March, 2006, our EOW System trial was completed. The trial yielded significant results in killing salmonella on the processed poultry. Independent testing analysis conducted by ABC Research, Inc., in Gainesville, Florida, revealed pre-chill microbial reduction was significantly below the Food Safety Inspection Service (the enforcement arm of the USDA; “FSIS”) allowable limit. From these results we have successfully completed phase I of our USDA Online Reprocessing (OLR) Certification. The EAU Technologies OLR intervention also tested well showing a statistically significant difference between control and test groups. EAU is immediately moving forward into the second phase of USDA testing with two unidentified processors. According to the USDA rules EAU can charge for the next two facilities which would double as further test sites for On-line Reprocessing approval. Once EAU receives similar results in these two subsequent trial sites EAU may commence a full sales effort in this channel. Tyson Foods chose not to go with the Empowered Water™ system due to budgetary constraints based on the pricing model presented by EAU.

The Company has experienced some sales resistance from the multiple industries including the poultry industry as the status quo for the industry is to use the currently available toxic solutions that keep processing plants within regulatory limits of the allowable levels of pathogens. Throughout our learning process, we found that if a plant is in compliance with the USDA there would be no reason for that plant to take steps to better its processes if there wasn’t some financial benefit of doing so. Due to the state of the industry it would take a change in government regulation or policy to make a dramatic change. We believe on December 22, 2006, that event occurred. The FSIS, a division of the USDA, sets the public heath performance standards for all raw and processed meat, poultry and egg processing standard for the United States. They have been looking at a process called the “Risk Based Index” platform to regulate these industries based on the relative risk a processing facility has. The new system allows the FSIS to allocate its inspector’s time at processing plants based on the risk each plant presents. For processors with strong processes and intervention systems, there would be far less FSIS inspectors on site, thus reducing the cost incurred by the plant. We believe that with the success that we have achieved in field trials, there is now more than just efficacy and positive environmental aspects to our technology that will make our technology appealing to the industry.

As of the date of this Report, the Company maintained an inventory of several EOW generators sufficient to meet demand. We have established relationships with independent manufacturing facilities to assure that we are able to meet any dramatic increase in demand for our products. Using components supplied by reliable third parties, we believe that our generator technology is not exposed to any problems related to using a single source supplier. EAU markets the high volume equipment developed primarily for installation in poultry, beef and produce processing facilities and in other high use areas.

Our current product line consists of several different commercial generators varying in volume capacity and active ingredient concentrations. The volume and concentration levels vary widely by industry and application. Commercial generators have an expected lifespan of approximately three years. This may lead to recurring sales, creating additional and ongoing revenues. We have developed models which would have prices of up to $1,600,000 although we currently do not have sufficient working capital to produce and sell each model.

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

The versatility of our EOW Technology is unique in the marketplace. Beyond our initial focus in our three Primary Markets, our EO Fluids have potential uses in the following areas: dairy, oyster, and fish processing; and mold remediation. The Company produces its electrolyzed fluids through an advanced continuous-flow electrolysis process using the basic raw materials of water, electricity, and sodium chloride (salt). EAU’s generators produce the following EOW Fluids:

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

●
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

•
Primacide C is a product that was developed by the University of Georgia by Dr. Yen Con Hung and company executives to stabilize acid water (Primacide A). This process has been submitted for patent protection and is currently pending. The Company has recently filed an enhancement patent application to further secure the stabilized acid water technology under its own name. We hold an exclusive, worldwide license for this patent pending technology from the University of Georgia for the life of the patent. This product is useful in applications ranging from spraying on produce in grocery stores to consumer products requiring a longer shelf life.

•
Drinking Water - Empowered drinking water that is purified either through reverse osmosis or water softeners, ionized for optimal biological alkalinity (pH 9.0), molecularly-bound stabilized oxygen, enhanced with essential minerals and electrolytes, and micro-structured for enhanced cellular absorption. Empowered Drinking Water™ can be used either for human or animal consumption. We are marketing a bottled Empowered Water as Perfect Empowered Drinking Water™ for human consumption. Trials are currently being conducted for using a version of Empowered Water™ for the health benefits in dairy cows.

Zerorez Franchising Systems (“Zerorez”) is a national carpet and surface cleaning company and previously a related party to the Company. In March 2001, we entered into an exclusive agreement with Zerorez and renewed the exclusive nature of the arrangement with Zerorez in December 2006, which provides that Zerorez franchisees will purchase our EOW Technology generators to produce Primacide B for use in their carpet and surface cleaning businesses. Zerorez has thirty-one national franchisees.

Agriculture

In 2006 we made initial sales under the “Exclusive License and Distribution Agreement” with Water Science, LLC, a Florida limited liability company (“Water Science”) principally owned by Esmeralda’s CEO and Chairman of the board of directors, for the Latin American markets. Water Science is a major shareholder of the Company. We shipped four P-1200s to Ecuador, Mexico, Columbia and Costa Rica for trials and Water Science internal use. Water Science is utilizing the technology for its own flower and agricultural endeavors. As of December 31, 2006, EAU had five completed P-1200 Systems in inventory ready to ship upon receiving destination orders from Water Science. EAU received deposits on these systems in 2006. While waiting for those destination orders, EAU has continuously upgraded the technology to accommodate varying local water qualities. Further studies are being done as each country that has the Empowered Water™ technology ramps up for their own outside sales efforts.

Consumer Products

Our consumer products currently consist of the following: Perfect Empowered Drinking Water™, a drinking water that we bottle at our bottling facility located at our corporate offices; Perfect Oxygenated Therapy supplement and wellness products, formerly marketed under the brand name Aquagen® (as discussed below), and sold primarily through the health food and nutraceutical markets. We have continued to develop new products utilizing the benefits of Empowered Water™.

We utilize our in-house sales department to sell the Perfect products to the grocery, convenience and, health and natural food products industries. In 2005 we contracted with MarkEd Solutions, a private company that consults with companies to increase sales in the health and natural food stores, to set up our in-house sales department. We hired two employees to operate the sales department. Our in-house sales department is fully operational.

In 2005, we changed our brand of Aquagen® products to a new brand name designated “Perfect Oxygenated Essentials™.” Thus, our Aquagen® oxygen supplement products are marketed as “Perfect Oxygenated Essential, Oxygen Supplements.” Because Aquagen® is a proprietary name with a twelve-year history we retained the name Aquagen® on our labels, but describe it as the “science” behind the Perfect brand of oxygenated products. Our other current Aquagen® products bear similar “Perfect” brand names. We believe that it is more cost-effective to brand all of our consumer products under the same name. This will assist our marketing efforts in creating a consistent and recognized line of products. As our Perfect Empowered Drinking Water’s distribution expands, we will be able to add our other oxygen-based products to the distribution channels. All of the Aquagen® product labels have been changed to leverage the Perfect Empowered Drinking Water™ label acceptance.

Our current Perfect Products are as follows:

•
Perfect Oxygenated Essentials™ Products. These include Perfect Oxygen Essentials™, the regular-strength stabilized oxygen supplement, Perfect Oxygen Maximum™, the maximum-strength stabilized oxygen supplement; Perfect Sports Drink™, a unique pre-sport drink; and the Perfect Colon Cleanse™, a tablet that helps colon wellness and detoxifies the intestinal tract. Although these products are now sold primarily in the heath food markets, we intend to move these products into mainstream retail and grocery store locations for sale. Also, our private label business continues to grow and has become an important part of our overall Aquagen® based product sales.

•
Perfect Empowered Drinking WaterTM. In April 2005, we launched our new bottled drinking water product known as “Perfect Empowered Drinking WaterTM” As of March 30, 2007, our Perfect Water product has been sold in approximately 1,200 grocery stores, including stores owned or operated by large grocery operators such as Associated Foods and several divisions of the Kroger Company. Kroger has expanded their distribution of the product to their stores throughout the country. Additionally, our Perfect Empowered Drinking WaterTM is sold in other outlets such as Wild Oats and independent grocery and nutrition store locations across the country. Perfect Empowered Drinking WaterTM is available for retail sale in approximately 2,000 retail outlets. The Company has signed agreements to distribute the product in multiple IGA and Associated regional warehouses.

Additional Agricultural Markets

We are investigating the potential to enter these additional agricultural markets: soybeans, bananas and tomatoes.

Soybeans -A major problem affecting the domestic soybean crop is the soybean aphid, an Asian soybean pest that invaded the United States in 2000 and transfers soybean rust, which can be deadly to the soybean crop. Some pesticides have proven effective against soybean rust; however, soybean losses with pesticides in the soybean market in 2004 were over $120 million. Although pesticides are often effective against agricultural pests, they have deleterious effects to soils, other plant life, animal life and the environment.

Testing has demonstrated that our EOW Technology is an efficacious killer of soybean rust. Our Agricultural Products can restore and revitalize soil damaged by pesticides used against the soybean aphid.

Bananas -Banana “bunchy top virus” is one of the main problems affecting the banana industry. It is transmitted by banana aphids, and there is currently no cure for it. The only solution is to uproot the entire plant and those around it. Plants infected at a young stage simply do not produce fruit and their leaves shrivel. Plants that do produce fruit rot and then shrivel. Another significant disease that plagues the banana plant is Black Sigatoka. The Black Sigatoka is treated by spraying dangerous pesticides that damage fish and plants indigenous to the banana plantations and the ecosystem. There have been reported instances of severe birth defects manifested in habitats in and around the banana fields as well as sterility, impotence, depression and stomach cancer. The Black Sigatoka also kills approximately 25% of the worldwide banana crop annually. Aerial spraying and pesticide runoff contaminate water used by workers, their families and nearby communities.

In testing in Latin America, our EOW Technology has proven effective in killing Black Sigatoka as well as other fungi and bacteria that infest and damage banana crops. Because our technology and products are non toxic, there is no negative impact to the environment and to communities situated in and around banana plantations.

The Company believes that its technology is a solution to Black Sigatoka and other bacteria, and that it is more effective than current pesticides, without the residual dangerous and unacceptable environmental, social and medical side effects.

Tomatoes -- “Late blight” is a fungus that infests tomatoes in the United States. It is not harmful to humans but can destroy entire tomato fields in one week. The fungus rots the tomato first and then the plant dies. Our EO Fluids and EOW Technology have been tested to be effective in containing and eliminating this fungus.

Other Markets, Products and Industries

Some of the other markets and industries that are attractive channels for our EOW Technology and other products and services are listed below. We intend to focus on these markets after we attain targeted revenues in our current market channels.

Mold Remediation - Mold remediation is a multi-billion dollar industry that consists of home and commercial cleanup and reconstruction, generally following disasters such as floods or fires. The Company believes that its technology can be used for mold remediation. The Company’s electrolyzed fluids can be employed to “physically” kill mold spores and break down associated mycotoxins.

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

Fish Processing -- We believe that our EOW Fluids are an excellent sanitizer in seafood processing houses. Initial tests were conducted on fish in the Cook Islands and were effective. We will proceed into this market when we are solidly placed in the poultry and beef processing industries.

Grocery Store Produce and Meat Departments -- We are currently installed in four Whole Foods Market (WFM) stores in the South Region. These stores are using the Empowered Water™ in three areas of the store: floral, fresh cut produce and leafy vegetable rinse area. Empowered Water™ may also be used by grocery store meat departments as a cleaning agent and disinfectant on cutting surfaces where multiple products, such as beef, poultry and seafood are cut and packaged, and where cross contamination commonly occurs. Using our electrolyzed fluids, a store’s processing machinery and floor surfaces can be cleaned and sanitized without the use of toxic chemicals. We intend to watch this market carefully during this next year and if further entry is fiscally sound, we plan to dedicate some resources to further exploration of this market.

Dairy - The Company commenced hydration and production tests on dairy cattle in 2006. Initial results indicate a possible increase in milk production and milk fat while maintaining the protein content. The Company has expanded its investment into the application of its technology in the dairy channel. Multiple trials and University studies are being either planned or implemented to validate early results. EAU plans a full rollout at the end of the trials.

Markets and Distribution

We presently market our existing products in our identified market channels (poultry processing, agriculture and consumer products). Future plans include enhancing our current products, and introducing new products and features to meet changing customer requirements and evolving industry standards, as opportunities arise and are fiscally reasonable. Our present products are based on the use of EOW Technology, to kill bacteria, viruses and fungus and to clean the living environment without the use of harsh chemicals. Our agricultural products stimulate plant growth and animal productivity.

Our products meet the growing demand for safe foods and environmentally friendly, non-toxic disinfectants and cleaning fluids. Consumers are becoming more aware of the detrimental effects of toxic products, chemicals, and biocides (as evidenced by the preponderance of anti-microbial agents). There are numerous companies attempting to enter the EOW market with their own versions of electrolysis or plasma generators that create similar fluids as Empowered Water™. EAU has focused much of its time and energy in developing high volume systems that meet the needs of a commercial marketplace. As a result, we have an opportunity to penetrate and sell our products in these markets because our equipment is better suited for larger applications.

Our Agricultural Products also provide an organic alternative at a reasonable price. Our solutions provide an ecologically safe alternative to toxic cleaning chemicals and pesticides. We have identified a large number of potential markets for our products within specific industry channels, but will focus initially on developing and marketing in the protein processing, agricultural and consumer product industries.

The safe food, sanitizing, disinfecting, agricultural and cleaning industries are currently using products and methodologies that have increasingly expensive environmental and social consequences as compared to our Fluids. We believe that our products provide an attractive alternative to the chemicals and other toxic substances currently being used.

Manufacturing and Sources of Supply

We manufacture and or assemble contractually manufactured specialized parts in our Kennesaw facility. We utilize contract labor both internally as well as externally for certain aspects of the manufacturing and assembly process until demand for our technology increases to a level necessary for further investment. Eventually we will outsource to third parties the majority of manufacturing and assembly of electrolyzed water generator components that comprise our EOW Technology. In the future, outsourcing more of the Empowered Generator manufacture and assembly will enable us to benefit from the manufacturing capabilities of those who can accommodate significant increases in production volume as necessary. However, as of the date of this Report, we do not intend to enter into any single long-term contract related to generator manufacture.

We manufacture our Prefect Empowered Drinking Water™, as well as our Perfect Oxygenated Essential™ products in our Lindon, Utah plant.

Distribution

Currently, we coordinate the distribution and shipping of our consumer products from our headquarters in Lindon, Utah. In the past, we have taken custody of generators after their manufacture by subcontractors and have distributed them directly from our headquarters. However, in the future, as generator sales volume increases and our electrolyzed fluid product lines are launched, we intend to use a network of resellers and third party distributors with established distribution channels to assist with the marketing of our products.

We assemble and distribute our Empowered Water™ generators from our company facility plant in Kennesaw, Georgia.

Competition

There is broad competition in the market for disinfecting, sanitizing, and surface cleaning products as well as agricultural products. Many of our competitors are extremely large, financially healthy companies, which have substantial market share and name recognition, and easy access to marketing outlets and capital markets. Many of these companies are able to frequently update and expand their products, introduce new products, and diversify product offerings. These other companies with substantially greater financial, creative and marketing resources, and proven histories, may decide to enter and effectively compete in some or all of our markets, which could adversely affect our operations.

We believe our products are unique because of their volume capabilities, effectiveness and price, and because they are environmentally safe and non-toxic. There have been many companies in the EOW marketplace for many years. Application and volume constraints have contributed to slow growth in the market. We believe that we have more usable application knowledge with the technology on a commercial scale as compared to most competitors using other EOW technologies. We believe that we will be able to capture a portion of the market for environmentally safe and non-toxic cleaning products and for our Agricultural Products, although there can be no guarantee that we will be successful in these plans.

Governmental Regulation

Because many of our products are sanitizing products and have applications related to the food industry, existing governmental regulation have a large potential effect on our new products. We frequently will be required to obtain approval or favorable designations from governmental agencies, such as the FDA, USDA, EPA, NOP, and others, in order to bring new products to market. We believe that our current applications for electrolyzed water products are subject to specific sections in the United States Code of Federal Regulations, which contain regulations created by the aforementioned government agencies. In addition, commercial laboratories such as National American Medical Science Association (NAMSA) have performed several toxicity tests. At the concentrations analyzed, the electrolyzed water solutions show no toxicity. Further approvals will be required when we advance our products into the medical and certain health care industries. These approvals can be costly and time consuming. We intend to approach each sector based on market demand and capital availability.

The active ingredient in our Primacide A and C fluid is electrolytically generated hypochlorous acid. This, in addition to the oxidation-reduction potential of positive 1,150 millivolts plus, and a low pH makes Primacide A and C effective disinfectants. We have established that our particular method of creating hypochlorous acid through the electrolysis process is generally recognized as safe for indirect food contact and food contact surfaces.

We have submitted a request to the EPA to confirm that our commercial fluid generator is a pesticide device, and are awaiting their response. The EPA indicated that even though our generator is exempt from an antimicrobial type registration, we are required to register it with the EPA annually. We intend to obtain required EPA and FDA approvals for our consumer products. We utilize our internal regulatory specialists as well as outside consultants to ensure this process is completed properly and competently.

Trademarks & Proprietary Rights

The name Primacide is registered with the U.S. Patent and Trademark Office. The names “Empowered Water,” EAU Technologies, Inc., “Electric Aquagenics Unlimited,” “Aquagen,” “Perfect Empowered Drinking Water,” “Perfect Oxygenated Essentials,” “Oxytime+”, “Oxyzone”, “Perfect Oxygen Therapy”, and “Perfect Oxygenated Supplements” are some of our trademarks.

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

We retain patent counsel, Bracewell and Giuliani, LLP located in Houston, Texas, to prepare other patent applications related to the use of Primacide A, B and C in various cleaning and disinfecting applications. In addition to several utility applications, a process patent application has been filed for the water generator and stabilization processes, including Primacide A, B and C. We retain Clayton, Howarth & Cannon, P.C. located in Salt Lake City, Utah to prepare and handle our Trademark applications and Trademark related issues.

Research and Development

The goal of our research and development activities is to further the introduction of environmentally safe products for our customers that address the limitations and dangers caused by chemical sanitizers. Our efforts are focused on researching and testing the cleaning and sanitizing characteristics of electrolyzed water with varying electrical charges and pH levels. Our research focuses on the ability and range of efficacy of our electrolyzed water to kill specific microorganisms. We are attempting to develop new technologies, applications and products that will:

•	generate electrolyzed water that has a longer shelf life;
•	sanitize agricultural products;
•	enhance current products for further use in carpet cleaning;
•	sanitize and disinfect hard and soft surfaces;
•	provide superior personal care products;
•	create more effective and easier to use home surface sanitation products;
•	provide a superior drinking and commercial-use water product.

Our research and development expenditures totaled $348,923 in 2006, $1,172,027 in 2005 and $405,397 in 2004.

RISK FACTORS RELATING
TO OUR BUSINESS

An investment in the Company's securities involves a high degree of risk, including, but not necessarily limited to, the risk factors described below. Each prospective investor should carefully consider the following risk factors inherent in and affecting the Company and its business before making an investment decision to purchase the Company's securities.

We cannot guarantee that we will continue as a going concern because we have not yet been successful in establishing profitable operations.

We have received a report from our independent auditors on our financial statements for fiscal years ended December 31, 2006 and 2005. The footnote to our financial statements list factors, including recurring losses since incorporation, which raise some doubt about our ability to continue as a going concern.

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

We believe that period-to-period comparisons of our operating results are not a good indication of our future performance because of variables, which include:

-	Growth rate of the market for environmentally friendly sanitizing products;

-	Our ability to attract and retain customers;

-	Our ability to upgrade, develop and maintain our systems and infrastructure;

-	Amount and timing of operating costs and capital expenditures relating to business expansion and infrastructure;

- Delays in developing and introducing new products;

-	Announcement, introduction and market acceptance of new or enhanced sanitizing products by competitors;

-	Governmental regulation of our products by agencies such as the FDA, USDA, EPA, or others.

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

If our services and technologies are used in defective products or include defective parts, we may be subject to product liability or other claims.

If we market products that are defectively manufactured, used in defective or malfunctioning products or contain defective components, we could be subject to product liability claims and product recalls, safety alerts or advisory notices. While we have product liability insurance coverage, we cannot assume that it will be adequate to satisfy claims made against us in the future or that we will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business, financial condition, results of operations and reputation, and on our ability to attract and retain licensees and customers.

We have material weaknesses in our internal control over financial reporting which could have a material adverse effect on our business and a negative impact on our stock price.

In our preparation of the consolidated financial statements for the year ended December 31, 2005, management identified material weaknesses in our internal control over financial reporting that existed as of December 31, 2005, which resulted in errors in our 2005 financial statements and required a restatement of our consolidated financial statements for year ended December 31, 2004, which restatement appeared in the Company's annual report on Form 10-KSB for the period ended December 31, 2005. Additional errors were discovered subsequent to the filing of our Annual Report on Form 10-KSB. A material weakness is a control deficiency, or combination of control deficiencies, which results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. See Item 8A of this Form 10-KSB for a description of these material weaknesses.

Although we are currently in the process of implementing remediation measures to correct these material weaknesses, we can provide no assurance that we will be successful in these efforts or that the remediation measures will result in our having adequate internal control over financial reporting in the future. In addition, we cannot assure you that we will not in the future identify further deficiencies or weaknesses in our internal control over financial reporting. If we are unable to adequately remediate our material weaknesses and maintain an effective system of internal control, our ability to timely and accurately report financial results may continue to be adversely affected, which could have a material adverse effect on our ability to operate our business. Any failure to file periodic reports on a timely basis could have many consequences, including: actions by the SEC against us for failure to comply with applicable Federal securities laws; our inability to use certain short form registration statements; and our potential inability to comply with contractual obligations relating to the registration of securities. In addition, we may incur substantial costs in connection with these remediation measures and the implementation of such measures may distract management from its ordinary business functions.

We will incur substantial costs to comply with the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 (the Act) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements is the requirement under Section 404 of the Act for management to annually assess and report on the effectiveness of our internal control over financial reporting and for our registered public accountant to attest to this report. The SEC has modified the effective date and adoption requirements of Section 404 implementation for non-accelerated filers, such as us, such that we are first required to issue our management report on internal control over financial reporting in our annual report on Form 10-KSB for the fiscal year ending December 31, 2007. We will be required to dedicate significant time and resources during fiscal 2007 to ensure compliance. The costs to comply with these requirements will likely be significant and adversely affect our operating results. In addition, there can be no assurance that we will be successful in our efforts to comply with Section 404. Failure to do so could result in penalties and additional expenditures to meet the requirements, which could affect the ability of our auditors to issue an unqualified report (currently required by December 31, 2008) which, in turn, may further adversely affect our business and operating results.

Convertible promissory notes and stock purchase warrants that we issued may subject us to liability under Sections 5 and 12 of the Securities Act of 1933 if they are deemed unregistered securities sold without an exemption.

Convertible promissory notes totaling approximately $82,214 along with warrants issued to Castle Arch Bridge Fund, L.L.C. and Charles and Donna Bergh, in 2002 may not be deemed exempt transactions under Section 4(2) of the Securities Act of 1933 and, therefore, would expose us to potential liability under Sections 5 and 12 of the Securities Act of 1933 and state blue sky laws. Actions disputing the legality of the issuance could be brought in state or federal courts by the SEC, state agencies or the security holders. Damages in the event the sale of the convertible promissory notes are held not to be exempt transactions could include court ordered disgorgement of the $82,214 note proceeds, payment of interest to the holders of the securities for the period we held the $82,214, and court fees and costs awarded to the holders of those securities.

We may incur additional costs to address federal and state tax compliance issues.

Management has determined that the Company owes taxes with respect to certain stock options and warrants granted for services provided to the Company. This tax liability is due to the Company’s failure to satisfy withholding tax obligations when options were exercised and to timely amend certain options to comply with the applicable requirements of Section 409A of the Code. Management is reviewing all options and warrants with professional tax advisors to determine the proper treatment. However, based on the present estimate of this tax liability, the Company has accrued a liability in its financial statements of $82,000 for these taxes. The Company’s estimate assumes that a significant discount may be utilized in determining the fair market value of the Company’s stock for purposes of calculating the applicable employment taxes owed by the Company based on factors such as lack of marketability or restrictions on trading. If this position were challenged successfully by the Internal Revenue Service, the Company’s actual tax liability may be greater. The Company has estimated its maximum potential tax liability attributable to the options to be up to $168,000.

The Company has also determined that it may owe additional taxes with respect to compensation paid to certain former officers in 2005 and 2006. The Company classified these former officers as independent contractors for federal and state tax purposes. If the Company’s classification of these former officers as independent contractors were challenged successfully, the Company would be liable for underpayment of federal and state employment taxes. Based on the present estimate of this tax liability, the Company has accrued a liability in its financial statements of $118,000. This estimate assumes that the Company may reduce its tax liability for the income and self-employment taxes paid by these former officers on the compensation received from the Company. If the Company is unable to reduce its tax liability for taxes paid by these former officers, the Company’s actual tax liability attributable to this issue may be greater. The Company has estimated its maximum potential tax liability attributable to this issue to be up to $356,000.

Management has determined that certain stock options and warrants granted for services may not have been properly treated for income tax withholding purposes. Management is reviewing all granted options and warrants with professional tax accountants to determine the proper treatment. In addition, in the past the Company has classified several consultants and officers as independent contractors for federal and state tax purposes. This classification could be challenged by the applicable taxing authorities for some or all of these individuals. The Company may incur additional costs associated with addressing these issues, and may ultimately have additional tax liability.

GENERAL RISKS RELATING TO THE SANITATION AND CLEANING INDUSTRIES.

Competition from major companies may decrease our market share, net revenues and gross margins.

Competition in the chemical based disinfecting and surface cleaning products market is intense, and we expect competition to increase. Companies such as SC Johnson, The Clorox Company, Dow, and Procter & Gamble dominate the market. It is possible that large companies that sell chemical based disinfecting and surface cleaning products could develop sanitizers composed of electrolyzed fluids as the key ingredient. Due to these potential competitors' extreme size and financial health, they could use their substantial market share and name recognition, and easy access to marketing outlets and capital markets to compete with us. These companies have substantially greater financial, creative and marketing resources, and proven histories, and may decide to enter and effectively compete in the electrolyzed fluid market, which could adversely affect our business.

Competitors currently selling electrolyzed fluid based sanitation and cleaning products may decrease our market share, net revenues and gross margins.

Many of the companies that already sell electrolyzed fluid based sanitation and cleaning products are able to frequently update and expand products and introduce new products and to diversify product offerings. Many of these competitors are large and financially strong, and include Hoshizaki, Miox, and Toyo. We compete with these companies primarily in developing electrolyzed fluid products and applications and obtaining customers. These companies have substantially greater financial, creative and marketing resources, and proven histories, that could make it difficult to compete or maintain customers in the electrolyzed fluid sanitizer market.

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

ADDITIONAL RISKS RELATED TO OUR COMMON STOCK

Continued control by existing management and a limited number of shareholders.

The Company's management and a limited number of shareholders retain significant control over the Company and its business plans and investors may be unable to meaningfully influence the course of action of the Company. The existing management and a limited number of shareholders are able to control substantially all matters requiring shareholder approval, including nomination and election of directors and approval or rejection of significant corporate transactions. There is also a risk that the existing management of the Company and a limited number of shareholders will pursue an agenda, which is beneficial to themselves at the expense of other shareholders.

There is no assurance of an active public market for the Company's common stock and the price of the Company's common stock may be volatile.

Given the relatively minimal public float and trading activity in the Company's securities, there is little likelihood of any active and liquid public trading market developing for its shares. If such a market does develop, the price of the shares may be volatile. Since the shares do not qualify to trade on any national securities exchange, if they do actually trade, the only available market will continue to be through the OTC Bulletin Board or in the "pink sheets". It is possible that no active public market with significant liquidity will ever develop. Thus, investors run the risk that investors may never be able to sell their shares.

Possible future issuances of additional shares that are authorized may dilute the interests of stockholders.

The Company's Certificate of Incorporation currently authorizes its Board of Directors to issue up to 50,000,000 shares of Common Stock. Any additional issuances of any of the Company's securities will not require the approval of shareholders and may have the effect of further diluting the equity interest of shareholders. The Company is currently seeking additional financing, which we expect will have such a dilutive effect.

Existence of limited market for the Company's common stock.

There has been a very limited market for the Company's Common Stock. Accordingly, although quotations for the Company's Common Stock have been, and continue to be, published on the OTC Bulletin Board and the "pink sheets" published by the National Quotation Bureau, Inc., these quotations, in the light of the Company's operating history, continuing losses and financial condition, are not necessarily indicative of the value of the Company. Such quotations are inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

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

Employees

As of December 31, 2006 we had 25 full-time employees, 2 part-time employees and 2 consultants. As our business grows, we anticipate that we will need to employ additional project managers, field technicians, salaried clerical staff and sales personnel. We believe that our relationships with our employees are good.

 ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate headquarters are located in leased office space at 1464 W. 40 S. Suite #200 Lindon, Utah 84042. We also lease office and a manufacturing and assembly facility at 1890 Cobb International Blvd, Suite A, B & C, Kennesaw, GA 30152. We believe that our current offices and other properties are adequate for present needs. Office space is leased and will be increased, as we deem necessary. We believe that it will not be difficult to find additional or alternative office space if necessary in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We were a party to one lawsuit, Kirby D. Cochran vs. Electric Aquagenics Unlimited, Inc., in the Third Judicial District Court, Salt Lake County, as action number 050920678. This matter related to an alleged breach of contract by the Company. By this action, the plaintiff, Kirby Cochran, seeks to enforce a “Settlement Agreement” (the “Settlement Agreement”) that he entered into with the Company, whereby the Company agreed to pay him 24 monthly payments of $4,175, for a total payment of $100,200 in settlement for loans tendered to the Company and other matters. Mr. Cochran alleges that the Company breached the Settlement Agreement in that it did not make timely payments under the Settlement Agreement. We have entered into a “Stipulation for Entry of Judgment,” (the “Stipulation”) whereby we agreed to pay to Mr. Cochran $83,500 as follows: $25,000 upon the execution of the Stipulation (which has been paid), $58,500 on or before September 16, 2006. All payments required under the Stipulation were paid in full and on time.

In March 2007, we were served a summons notifying us of a lawsuit that has been started against us and Zerorez, a related party, in the King County District Court, in the State of Washington. This matter involves a product sold and applied by a franchisee of a related party. The complaint alleges unspecified amounts of damages, and treble damages under the Washington Consumer Protection Act. The complaint erroneously alleges that Zerorez is owned by the Company. We are in the early stages of investigating this complaint. The Company intends to vigorously defend this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is presently listed on the OTC Bulletin Board under the symbol EAUI.OB. Prior to the completion of our name change from Electric Aquagenics Unlimited, Inc. to EAU Technologies, Inc., on January 17, 2007, our common stock was listed under the symbol EAQU.OB. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

In April 2006, the Company issued 25,000 shares of the Company’s common stock to an employee for services valued at $2.00 per share, or $57,500.

In January 2006, the Company issued a total of 76,670 shares of the Company’s common stock to unrelated entities for services valued at $2.58 per share or $197,809.

On May 1, 2006, the Company sold and issued to Water Science, LLC, a Florida limited liability company (“Water Science”), a related party, a total of 1,600,000 shares of the Company’s $0.0001 par value common stock for a total of $4 million cash, or $2.50 per share. The sale of the securities was exempt from registration with the Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933 (the “Act”) and Rule 506 of Regulation D promulgated thereunder, in that Water Science is an accredited investor and the placement occurred without general solicitation.

On May 1, 2006, the Company also issued to Water Science a warrant to purchase up to 6,400,000 shares of the Company’s $0.0001 par value common stock in exchange for the payment of $2.76 per share. The warrant is exercisable for a period of three years. The holder of the warrant may exercise the warrant as to an aggregate of up to 500,000 shares by converting a portion of the warrant into that number of shares determined by dividing (a) the aggregate fair market value of the shares issuable upon exercise of the conversion right minus the aggregate purchase price of such Shares by (b) $2.76. The warrant can only be exercised as to the remaining shares by payment of the purchase price in cash. The issuance of the warrant was exempt from registration with the Securities and Exchange Commission under Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder, in that Water Science is an accredited investor and the issuance occurred without general solicitation.

A placement fee of $240,000 was paid to SunTrust Robinson Humphrey Capital Markets Division (“SunTrust”) in connection with the placement of the 1,600,000 shares of common stock. The placement fee was paid to SunTrust pursuant to the terms of an Engagement Letter dated October 31, 2005 (the “Engagement Letter”) whereby SunTrust was appointed as the Company’s exclusive placement agent in connection with the sale of securities by the Company. Pursuant to the terms of the Engagement Letter, which may be terminated by either party at any time, SunTrust is entitled to a placement fee of 6.0% of the gross proceeds received by the Company from any sale by the Company of its securities. On December 18, 2006, EAU chose to terminate the exclusive client relationship and will seek to engage Sun Trust on a case by case basis.

In August 2006, the Company issued 75,000 shares of the Company’s common stock to three employees (25,000 shares each) upon their exercising of outstanding stock options. Each option was exercised at $0.01 per share. The Company received proceeds of $750.

On October 27, 2006, Electric Aquagenics Unlimited, Inc. (the “Company”) entered into an agreement with Peter F. Ullrich, a shareholder of the Company, whereby Mr. Ullrich agreed to purchase a total of 2,307,692 newly issued shares of $0.0001 par value common stock of the Company for a purchase price of $1.30 per share in a private transaction, for total consideration of $2,999,999.60. Under the terms of the agreement, Mr. Ullrich purchased 1,153,846 shares on October 27, 2006 and purchased the remaining 1,153,846 shares in January, 2007. In connection with this sale, the Company paid $30,000 in stock offering costs.

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

The table below sets forth the range of high and low closing prices of our common stock as reported on the OTC Bulletin Board, for the last two years. Common stock began trading publicly during May 2004.

	EAU Technologies, Inc. Common Stock
	High	Low
Year Ended December 31, 2006
Quarter Ended March 31, 2006	$3.35	$2.40
Quarter Ended June 30, 2006	2.85	1.75
Quarter Ended September 30, 2006	2.00	1.51
Quarter Ended December 31, 2006	1.70	0.85

	EAU Technologies, Inc. Common Stock
	High	Low
Year Ended December 31, 2005
Quarter Ended March 31, 2005	$5.75	$3.65
Quarter Ended June 30, 2005	4.70	3.25
Quarter Ended September 30, 2005	4.45	2.95
Quarter Ended December 31, 2005	3.38	2.52

As the foregoing are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

As of December 31, 2006, the Company had approximately 438 record holders of common stock and as of March 30, 2007, the Company had approximately 400 record holders of common stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We develop and market equipment and technology that changes the molecular composition of tap water to produce non-toxic electrolyzed oxidative fluids (marketed under the name “Empowered Water™”) used to clean, disinfect, remediate, hydrate and moisturize. The processes for which these fluids may be used are referred to in this report as the “EOW Technology.” Our fluids have demonstrated sharp pathogen reduction and cleaning effectiveness and are intended to be a “green” replacement for many of the traditional methods used in commercial, industrial, and household disinfecting and cleaning today. This newly commercialized EOW Technology provides a wide range of non-toxic solutions for safe living, food safety and will soon offer medical alternatives.

Our water-based and non-toxic products and services represent an alternative to many of the traditional methods and products now being used to clean, disinfect, remediate, hydrate and moisturize. We have solutions for the existing bacteria, virus and mold proliferation threat facing our nation, using what is known as “Green Chemistry.” Green chemistry is an environmental science that aims to reduce the amount of hazardous substances used to produce chemical materials and to reduce the chemical materials proliferated in our environment. The notion is to create materials to replace toxic chemicals with equal or better efficacy. We have years of documented test results in the food processing, mold remediation and carpet cleaning industries demonstrating cleaning and pathogen killing effectiveness. We have identified the following industries for early stage sales and marketing focus: 1) meat and poultry processing, 2) agricultural grow-out and processing and 3) bottled drinking water and consumer products the (“Primary Markets”). As of the date of this Report, the Company was focused on these markets because it believes that it has a competitive advantage, a leading strategic industry partner, and/or can provide an attractive value-added proposition. To penetrate these markets, EAU is leveraging its contacts within each Primary Market. In some cases those contacts are from EAU and others come from current partners. It is unlikely that EAU will need to build a large manufacturing sales and service organization. It is the current management’s goal to build traction in its Primary Markets and then find industry leaders to partner with to achieve the growth goals of the business.

In May of 2006, Gaylord Karren our co-founder and then CEO took ill and stepped down from all duties with EAU. Jay Potter, a board member since 2005, stepped into the role as chairman of the board and interim CEO. Mr. Potter immediately commenced finding a search firm to assist in finding a replacement for the CEO position. In July of 2006, John Hopkins our co-founder and then President stepped down as President. Mr. Hopkins continued to assist the Company until January 2007 in a very limited capacity for clarification and continuity during the transitional period. Mr. Hopkins left the board in January 2007. In November, 2006 EAU hired Wade Bradley as its CEO. Mr. Bradley brings a wealth of private and public company experience to EAU. His focus and direction is already being felt in bringing EAU to a point where it can springboard from the “entrepreneurial spirit” of its founders to a fast growing operational Company.

In 2006, EAU made significant strides in the Empowered Water™ technology. Working with large trial facilities allowed us to see aspects of the technology that we believe put us ahead of any competition. With all the scientific documentation, we have moved beyond proving the efficacy of the fluids to fine tuning the application in the real world. There are a number of competitors that can make similar fluids using different types of machines. None of those that we know of come close to the ability to handle the volumes that are required to make EOW Technology a viable business. With the new direction of the Company, our focus is on higher volume systems that will require a smaller support staff, while generating larger revenue streams. EAU will continue to support our existing small machine applications with a very high level of service, but will not be attempting to proactively grow those channels.

In September 2004, we entered into a joint venture agreement with Aquagen International, Inc., (“Aquagen”), a Nevada Corporation to develop and market a bottled drinking water that included Aquagen’s unique proprietary stabilized oxygen product as a principle ingredient; to develop other consumer products jointly; and to cross market each companies products. Aquagen’s primary markets for its products at that time were health food and neutracuetical stores. On December 31, 2004, we purchased the rights to the Aquagen technology and substantially all of the assets of Aquagen for a combination of stock, forgiveness of debt, and a promissory note, with an aggregate fair market value of $1,412,464. This acquisition launched the Company into consumer products. Prior to 2006, the majority of our sales have been to franchisees of Zerorez, a carpet cleaning franchisor. In 2006, sales of our consumer products both in the domestic and international markets were $789,702 or 41% of our total sales. This showed an increase of $366,519 or an increase of 87% of our sales in this channel from 2005. In 2005, sales of our consumer products both in the domestic and international markets were $423,183 or 63% of our total sales compared to no sales in 2004.

In 2005, we launched our new bottled drinking water product known as “Perfect Empowered Drinking WaterTM.” As of December 31, 2006, our Perfect Water product has been sold in approximately 1,200 grocery stores, including stores owned or operated by large grocery operators. Our Perfect Empowered Drinking WaterTM is also sold in various other outlets.

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

Revenue Recognition. We recognize revenue according to the terms of the contract and when title passes to the customer or when services are performed in accordance with contract terms. The Company provides an allowance for sales returns based on current and historical experience.

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

On June 15, 2006, we entered into a Termination Agreement with Coating Systems Laboratories (“CSL”), whereby both parties agreed to terminate the License and Distribution Agreement, entered into during February 2005 and the Joint Venture Agreement, entered into during August 2005. Included in the termination agreement the companies agreed to enter into a future agreement subject to further testing of the CSL products, whereby the Company will have exclusive rights to purchase and market certain CSL products within a certain territory mutually agreed upon by both parties. The parties continue to negotiate towards agreed to a new License and Distribution Agreement, whereby the Company will have the exclusive right to distribute and sell certain products in North and South America.

On July 31, 2006, we entered into a Termination Agreement with KES Science and Technology, Inc. (“KES”), whereby both parties agreed to terminate the Exclusive Distributor Agreement, entered into during May 2004. Included in the termination agreement KES agreed to pay to the Company all amounts currently owed. Additionally, the companies agreed that the Company would sell one more EO Water machine to KES. No additional future sales are anticipated.

In November 2005, we entered into a joint venture agreement with Dr. William Jackson to market certain of the products he owns and controls that are used in the agriculture industry (the “Dr. Jackson JV Agreement”). By the terms of the Dr. Jackson JV Agreement, we agreed to market and sell certain of his currently marketed products, and he agreed to market and sell our EOW Technology and EOW Systems into the agriculture industry. In August of 2006, the Company and Dr. Jackson mutually agreed to cancel the nature of the relationship.

In December 2006, the Company entered into an amended exclusive licensing and product supplier agreement with Zerorez, an affiliated entity, to provide Zerorez with its Primacide water solutions and water generator for its carpet cleaning franchisees. The Company is committed to sell to Zerorez the Primacide B water generator over the next 5 years under the agreement, ending on December 31, 2011. The agreement allows for the automatic renewal of the agreement for three (3) terms of five year terms, unless both parties agree to the cancellation of the agreement.

Management has determined that certain stock options and warrants granted for services may not have been properly treated for income tax withholding purposes. Management is reviewing all granted options and warrants with professional tax accountants to determine the proper treatment. In addition, in the past the Company has classified several consultants and officers as independent contractors for federal and state tax purposes. This classification could be challenged by the applicable taxing authorities for some or all of these individuals. Management believes that it is reasonably estimatable and probable that the amount of liability to the Company will be $200,000. The Company has estimated the potential tax liability as a range between $129,000 and $524,000.

Our operations are currently funded by a combination of capital funding and revenues.

Financial Position and Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Financial Position

The Company had $206,094 in cash as of December 31, 2006, compared to $681,348 at December 31, 2005. Our working capital as of December 31, 2006 was $961,230 compared to $1,089,192 at December 31, 2005. The primary reason for the change in our working capital for the year ended December 31, 2006, was a decrease in cash of $475,254, or 70%, which was offset by an increase in accounts receivable of $243,069, or 196%, and from an increase in inventory of $498,361, or 25%. The Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at December 31, 2006. This will be reduced as the Company delivers machines on order to Water Science, a related party. Water Science, who has exclusive rights to sell our products in South America and Mexico is also an affiliate of the Company, by agreement may purchase machinery from us at cost plus 25 percent. These deliveries are targeted to occur during the second and third quarter of 2007. Long term debt increased 205%, from $448,668 at December 31, 2005 to $1,371,091 at December 31, 2006, or $922,423. The primary increase is a result of the discount of the Senior Note Payable, which was $1,000,000 for the year ended December 31, 2006. At December 31, 2006, our stockholders’ deficit was $3,868,466.

Summary of select balance sheet information follows:
	December 31, 2006	December 31, 2005
Balance Sheet Data:
Cash and Cash Equivalents	$206,094	$681,348
Total Current Assets	3,077,702	2,891,739
Total Assets	4,929,761	5,809,927
Total Current Liabilities	2,116,472	1,802,547
Long Term Debt	1,371,091	448,668
Total liabilities and stockholders’ equity	$4,929,761	$5,809,927

Results Of Operations For The Year Ended December 31, 2006 As Compared To The Year Ended December 31, 2005

Revenues and Net Income - Net revenues for the year ended December 31, 2006, increased by $1,273,207, or 188%, to $1,949,709, of which $1,124,560 are related party sales, compared to revenues of $676,502 for the year ended December 31, 2005. The major increase in revenues was due to the sales of our EO water machines to Water Science, a related party with an exclusive license for Central and South America, and the additional increase of our consumer products. Sales to Water Science totaled $899,560 or 46% of total revenues. We also recognized $200,000 in licensing revenues related to the exclusive license granted to Water Science. Our other related party sales consist of one small EO water machine to Zerorez for $25,000. Consumer product sales were 41% of total sales or $789,702 for 2006 compared to $423,183 in sales in 2005.

Our cost of sales increased by $607,702, to $1,259,514, for the year ended December 31, 2006. This is a 93% increase over the $651,812 cost of sales during the year ended December 31, 2005. As a percentage of revenues, the cost of sales decreased from 96% of revenues during the year 2005 to 65% of revenues during the year 2006. This decrease is attributable to the increase in sales of our EO water machines, which typically has a higher margin than our consumer products. We have also been able to develop better cost-effective manufacturing processes and procedures.

Our net loss for the year ended December 31, 2006, was $8,515,357, which is $4,732,893 less than the $13,248,250 net loss for the fiscal year ended December 31, 2005. This decrease of 36% in the net loss is primarily attributable to the Company’s continued efforts to eliminate unnecessary expenses and increase revenues (see above). The Company was able to decrease general and administrative costs significantly (see below). Another significant factor is the non-cash loss on derivative liability charge of $2,353,716 relating to the Water Sciences Note in 2005 and a gain on the adjustment to fair value of the derivative liability of $714,404 in 2006.

General and Administrative Expense - The Company incurred total general and administrative expenses of $7,879,783 in 2006, an 18% decrease over the $9,600,091 incurred in 2005. General and administrative expenses for 2006 consist primarily of payroll expense ($2,838,687), compensation expense, which includes expenses related to stock options and warrants ($1,775,583), professional fees ($1,580,618), travel related expenses ($358,382), marketing expenses ($169,303), rent ($166,730) and Insurance expense ($120,333).

Payroll expense for the year ended December 31, 2006, was $2,838,687 as compared to $1,911,795 in 2005. The increase in payroll expense is due to the accrual of a potential tax liability, the Company hiring employees who were previously engaged as consultants and the hiring of additional workers in anticipation of increased sales.

During the year ended December 31, 2006, we expended $1,580,618 in professional fees, which include legal and consulting fees. This was a decrease of $1,933,277 or 55%, from the $3,513,895 spent in 2005. This decrease is primarily due to a decrease in consulting fees. During 2005, the Company expensed $2,569,479 in consulting fees, of which the majority of the fees were to consultants who helped the Company raise equity and promote new opportunities. During 2006, the Company decreased consultant fees by $1,621,114, to $948,365, as the Company did not require outside consultants to help raise equity.

Our interest expense increased from $385,057 in 2005 to $1,173,335 in 2006, the majority of which related to a $3,000,000 loan to us from Water Sciences. This loan has a full discount of $3,000,000 which is being amortized to interest expense over the life of the loan. See Note 10 to our audited financial statements. This required accounting treatment resulted in our recognizing a $1,000,000 in interest expense for the year ended December 31, 2006 as compared to $291,667 for 2005.

Research and Development - Our research and development expenses for the year ended December 31, 2006, were $348,923, a decrease of $823,104, or a 70%, as compared to $1,172,027 for the year ended December 31, 2005. During 2005, we purchased parts for a lower cost in volume purchasing, anticipating orders from customers. While we have increased sales of our EO machines, we are continually striving to improve the quality of our machines. Certain key components were upgraded. This has resulted in having to strip and recoat the surfaces and change the design in these larger, high-volume machines which the Company is pioneering. This stripping and recoating required expensing these costs to research and development which makes up approximately 93% of the decrease between the years 2005 and 2006.

Summary of select income statement information follows:

	2006	2005	Better (Worse)	Percent Change
Revenue, net	$1,949,709	$676,502	$1,273,207	188%
Gross profit	690,195	24,690	665,505	2,695%
Operating loss	7,762,710	10,929,340	3,166,630	29%
Net loss	8,515,357	13,248,250	4,732,893	36%
Loss per share	0.81	1.54	0.73	47%

Liquidity And Capital Resources

At December 31, 2006, we had cash and cash equivalents of $206,094, compared to $681,348 at December 31, 2005. We have had continuing net losses of $8,515,357 for the year ended December 31, 2006 compared with net losses of $13,248,250 for the year ended December 31, 2005. The net loss per share for the year ended 2006 was $0.81 compared to a loss of $1.54 per share for the same period in 2005. The decrease is attributable to increased gross profits, reduced operating expenses and a higher weighted-average of shares outstanding during 2006. Our working capital as of December 31, 2006 was $961,230 for reasons discussed above under financial position.

Net cash used in operating activities for the year ended December 31, 2006 was $6,104,588, a 25% decrease, compared to $8,170,726 for the same period in 2005. The primary uses of cash were an increase in inventory of $498,361, an increase of accounts receivable of $243,069 and a decrease in accounts payable of $595,701. Advances on machine orders increased $697,500 during the period which reduced the operating cash requirements for the Company. Sales have increased during the quarter resulting in a corresponding increase in accounts receivable.
At December 31, 2006, the Company’s inventory was $2,502,263, representing an increase of 25% from the $2,003,902 on hand at December 31, 2005. The Company is in the process of building machines for Water Science, LLC, a related party, and other customers for expected deliveries in the second and third quarters in 2007 and has increased its inventory over the December 31, 2005 inventory levels due to ordering components for these machines.

The operating outflow of cash was reduced by the Company issuing warrants and stock options in lieu of cash during the quarter of $1,621,991. The Company adopted SFAS 123(R), effective January 1, 2006, and now expenses stock options given to employees. The Company recognized a non-cash increase from the discounting of the Company’s note payable to Water Science, LLC of $1,000,000. (See Note 10 to the Company’s financial statements.) Further, the Company recognized a non-cash decrease in the derivative liability of $714,404, due to changes in the Black-Scholes value of the liability.

Cash flows from investing activities provided the Company $429,862 during the period ended December 31, 2006 as compared $8,166 provided for in the same period in 2005. During 2006, the cash flows consisted of net cash receipts of $452,559 from the sale of our investment in Equilease (See Note 15 to the Company’s financial statements), investments in intellectual property and patents of $9,870 and purchase of equipment of $54,552. This compares to $433,998 used to purchase equipment, $135,890 net cash used to purchase notes receivables, proceeds of $601,067 related to asset sales and $23,013 used to invest in intellectual property and patents for the comparable period in 2005.

Cash flows from financing activities provided the Company $5,199,472 and $8,454,686 for the years ended December 31, 2006 and 2005, respectively. This is primarily a result of the Company’s continued sales of its common stock to fund operations. The Company raised $5,230,747 and $5,544,282 from the sale of stock and $0 and $3,000,000 from the issuance of a note payable for the years ended December 31, 2006 and 2005, respectively. This amount was offset by payments made on notes payable in the amount of $31,275 and $91,721 in 2006 and 2005, respectively.

In March 2007, the Company signed a non-binding Letter of Intent with an unrelated third party to explore the possible sale of the Company’s Consumer Products division.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues. We have no commitments to fund any future capital expenditures. Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months. On October 27, 2006, the Company entered into a stock purchase agreement with Peter F. Ullrich, a shareholder of the Company, whereby Mr. Ullrich agreed to purchase a total of 2,307,692 newly issued shares of $0.0001 par value common stock of the Company for a purchase price of $1.30 per share in a private transaction, for total consideration of $2,999,999.60. Under the terms of the agreement, Mr. Ullrich purchased 1,153,846 shares on October 25, 2006 and the remaining 1,153,846 shares were purchased on January 10, 2007. We anticipate that we may need an additional $4,000,000 or more in future funding to execute our business plan over the next twelve months. Moreover, if we able to expand our sale of EO machines as anticipated, we will need significant additional working capital to fund that expansion. We do not have arrangements in place to provide us with this funding or any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements and the independent auditors' report are attached to this Report and are incorporated into this Item 7 by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants, HJ & Associates, LLC, or disagreements with them on matters of accounting or financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.

As part of its regular evaluation of procedures, management, with the assistance of the Company’s SEC legal counsel, determined that certain disclosure filings, including current reports on Form 8-K, were not made in a timely manner. Management is working with its legal counsel to ensure that all filings are current and properly filed.

Management also determined that certain stock options and warrants granted for services may not have been properly treated for tax withholding. Management is reviewing all granted options and warrants with professional tax accountants to resolve this matter.

Management has made significant changes to internal controls over financial reporting and has taken the following corrective actions:

•	Engaged a new independent public accounting firm on March 9, 2006;
•	Management has implemented a regular routine of reconciling all balance sheet accounts on a regular timely basis to ensure the accuracy of our records;
•	Engaged a new law firm to advise on S.E.C. issues and filings;
•	Engaged an accounting firm (separate from it's auditor) to assist it with complex accounting issues;
•
Our Chief Financial Officer conducts a quarterly meeting with all senior executives to discuss our Internal Controls over Financial Reporting and Disclosure and review all pertinent matters with such senior executives;

•	Management has reviewed its current systems and decided to purchase and implement a new general ledger system during 2007 allowing for better internal accounting controls.

Other than the changes indicated above, there have been no significant changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

ITEM 8B. OTHER INFORMATION

Termination of Contract

On October 31, 2005 the Company signed an Engagement Letter (the “Engagement Letter”) with SunTrust Robinson Humphrey Capital Markets Division (“SunTrust”) whereby SunTrust was appointed as the Company’s exclusive placement agent in connection with the sale of securities by the Company. Pursuant to the terms of the Engagement Letter, which may be terminated by either party at any time, SunTrust is entitled to a placement fee of 6.0% of the gross proceeds received by the Company from any sale by the Company of its securities. On December 18, 2006, EAU chose to terminate the exclusive client relationship and will seek to engage Sun Trust on a case by case basis.

Unregistered Sales of Equity Securities and Use of Proceeds

In April 2006, the Company issued 25,000 shares of the Company’s common stock to an employee for services valued at $2.00 per share, or $57,500.

In August 2006, the Company issued 75,000 shares of the Company’s common stock to three employees (25,000 shares each) upon their exercising of outstanding stock options. Each option was exercised at $0.01 per share. The Company received proceeds of $750.

Termination of President

On May 26, 2006, John Hopkins submitted his resignation as President of the Company and a member of the board, and the Company and Mr. Hopkins signed a Separation Agreement. Under the terms of the Separation Agreement, the effective date of his resignation as an officer and director was a date determined by the Company within 90 days after the date of the Separation Agreement; that date was determined as July 26, 2006. However, Mr. Hopkins continued to act as a director until January 10, 2007. Mr. Hopkins confirmed his resignation as a director to the Board of Directors on January 12, 2007. Under the Separation Agreement, the Company agreed to pay Mr. Hopkins a total of $138,000 in severance pay. The Company also granted a stock option to purchase 25,000 shares at a price of $1.75 per share.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, age, and position of each of our directors and executive officers.

Name and Address	Age	Position and Office Held
Wade R. Bradley 1890 Cobb International Blvd. Kennesaw, GA 30152	46	Chief Executive Officer; Director

Brian D. Heinhold 1464 W. 40 S., Ste 100 Lindon, UT 84042	34	Chief Financial Officer

Doug Kindred 1890 Cobb International Blvd. Kennesaw, GA 30152	52	Senior Vice President of Manufacturing and Engineering Services

Larry Earle 1890 Cobb International Blvd. Kennesaw, GA 30152	38	Senior Vice President of Live Processing

Joseph A. Stapley 1890 Cobb International Blvd. Kennesaw, GA 30152	38	Senior Vice President of Investor Relations and Business Development

Jay S. Potter 10509 Vista Sorrento Pkwy. #300 San Diego, CA 92121	42	Interim Chairman of the Board; Director

William J. Warwick 1063 Ocean Ridge Drive Wilmington, North Carolina 28405	71	Director

Randy K. Johnson 60 E. South Temple, Suite 1800 Salt Lake City, Utah 84111	52	Secretary

Wade Bradley became CEO in November 2006. Brian Heinhold took over as CFO when Warren Jaynes resigned in September, 2006. Prior to Mr. Heinhold taking on these duties, he was the Company’s controller. Other officers and directors were elected and appointed at the annual shareholders meeting and board of directors meeting held in September, 2005. The term of office of each officer and director is one year or until his successor is elected and qualified.

William J. Warwick, an independent board member who is also a member of the Company’s audit committee, is an audit committee financial expert as defined in Item 401(e)(2) of Regulation S-B promulgated by the U.S. Securities and Exchange Commission.

Jay Potter is currently the sitting Chairman of the Board since Gaylord Karren stepped down in May, 2006. Upon Mr. Karen’s resignation, Mr. Potter sat as Interim CEO and Chairman of the Board from May, 2006 until November, 2006 when Mr. Bradley was hired. Mr. Potter is also a member of the Company’s audit committee, is an audit committee financial expert as defined in Item 401(e)(2) of Regulation S-B promulgated by the U.S. Securities and Exchange Commission.

Biographical Information

Set forth below is biographical information for each officer and director.

Wade Bradley is the Company’s chief executive officer and a board member. Before joining EAU Mr. Bradley served as President of the Retail and Wholesale Group from November 2005 to November 2006, and as Vice President of the Consumer Products Group from June 2000 to November 2005, of Oil-Dri Corporation of America (NYSE:ODC). He worked at various other positions with Oil-Dri from 1990 to 2000.  Mr. Bradley began his career at the public accounting firm of Arthur Young & Company in their Entrepreneurial Services Group. He then worked as the Executive Director of a Non-Profit organization that assisted disadvantaged youths in furthering their education. Mr. Bradley received his Bachelor of Science in Accountancy from University of Illinois. He then attended the Harvard Business School for a Master of Business Administration.

Brian D. Heinhold is the Company’s Chief Financial Officer. Mr. Heinhold took over as CFO when the former CFO resigned in September, 2006. He served as the Company’s controller since joining the Company in May 2006. Before joining EAU, he worked for a Certified Public Accounting firm, from 2004 to 2006, as an auditor and consultant. While working at the CPA firm, Mr. Heinhold was involved with both private and public companies. From 2002 to 2004, he worked as a manager of an entertainment center in Salt Lake City, where he oversaw the operations of the company. Prior to that, he worked as the business and finance manager at a local automotive dealership from 2001 to 2002. From 1994 to 2001, Mr. Heinhold was the accounting manager of a small engineering and manufacturing firm, where he oversaw all the functions of the accounting department. He has also served in many volunteer positions where he worked with adults and youth. Mr. Heinhold graduated from the University of Utah with a Masters of Public Accountancy degree and a Bachelor of Arts degree in Finance.

Doug Kindred is currently Senior Vice President of Manufacturing and Engineering Services and has over 27 years of management and engineering experience in numerous industries. He was a co-owner and Vice President of ESI, Inc., a turnkey, design/build engineering construction firm for over 18 years. He served as President of an air pollution control equipment manufacturer prior to joining EAU. He has extensive experience throughout his career with the production of premium quality water including numerous boiler feed water systems that utilized demineralizers, automated acid and caustic regeneration systems, water softeners and condensate polishing systems for various industries. Mr. Kindred holds a B.S. degree in Mechanical Engineering from Georgia Tech and is a graduate of the Kenan-Flagler Business School Executive Program at The University of North Carolina, Chapel Hill. He is a registered professional engineer.

Larry Earle is currently Senior Vice President of Live Processing.  Mr. Earle has extensive experience in process operations, management and engineering.   He has spent the past seven years working in the poultry industry as a production superintendent, plant manager and operations consultant for companies such as Seaboard Farms, Inc., ConAgra Foods, Inc. and Cagle’s, Inc.  Mr. Earle started out his career as a project and business manager for an industrial engineering firm now owned by BioMed, working with process plants and manufacturing facilities such as Coca-Cola Company and Cargill, Incorporated.  He holds a BBA in Agricultural Business Management from West Georgia College of the University of Georgia and holds certifications in Energy Management Systems, ASME, Technology Management, and Quality Assurance Systems.

Joseph A. Stapley is Senior Vice President of Investor Relations and Business Development. He has worked for the Company since 2003 and became an executive officer in June 2005. Prior to joining the Company, Mr. Stapley was the head of Corporate Finance at Nexcore Capital, Inc., a San Diego, California based broker-dealer. Since 1996, Mr. Stapley has been involved with the funding of over $100 million in financings, joint ventures, mergers and acquisitions for start-up and growth stage companies. Mr. Stapley held a Series 7 Registered Representative license until 2005. He has extensive international experience gained as the owner of a number of restaurants and an import-export company based in Tokyo, Japan. Mr. Stapley holds a Bachelor of Science degree in Business and Entrepreneurship from the Marshall School at the University of Southern California.

William J. Warwick recently retired from AT&T after 39 years of service with responsibilities including President of AT&T Consumer Products and Senior Vice President AT&T. In 1993 he was elected Chairman and CEO, AT&T China. His business activities are numerous and worldwide, having served on many high profile boards of directors and industry associations. He is currently Chairman, Executive Advisory Board, Cameron School of Business and a member of the Board of Directors of the UNC-W Corporation at the University of North Carolina at Wilmington, North Carolina. Mr. Warwick obtained his BSBA from the University of North Carolina, Chapel Hill, and his MBA from Northwestern University, Chicago.

Jay S. Potter has served as a director of the Company since September 2005 and as Interim Chairman of the Board since May, 2006. From May 2006 until October 2006, he served as interim CEO of the Company. He has been the Chairman of the Board of Directors of Voice Vision since its inception in March 2007.  Mr. Potter has been active in the financial industry for 20 years and has successfully participated, directed or placed over one hundred million dollars of capital in start-up and early stage companies.  Mr. Potter takes an active role in the development of the funded companies and to that end has participated as advisor, director and officer. Currently, Mr. Potter is a director for ENVSION Solar, LLC, and Envirepel Energy, Inc., two companies that he helped fund, and that he continues to guide and advise in the renewable energy sector.  He also is the founder of GreenCore Private Equity Fund, investing in cutting edge companies developing renewable energy and other "green" technologies.  He has served as Chairman, President and CEO of Nexcore Capital, Inc. and its financial service affiliates since co-founding the company in 1989.  Mr. Potter serves as Founder and Chairman of Sterling Energy Resources, Inc., a public oil and gas company (Symbol: SGER) involved in the acquisition, exploration and development of oil and natural gas from its numerous leases.  Mr Potter holds Series 7, 24 and 63 licenses in good standing with the National Association of Securities Dealers, Inc.

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

Committees

We have two (2) committees; a Compensation Committee and Audit Committee. The Compensation Committee is comprised of William Warwick and Jay Potter. The Audit Committee is comprised Jay Potter and Bill Warwick. Bill Warwick is our designated financial expert. The Audit Committee held four meetings during 2006. All of the committee members attended and participated in each of the meetings.

Meetings

The Company’s board of directors held ten meetings during the year ended December 31, 2006. All of the directors attended and participated in each of the meetings.

Compensation of Directors

Directors of the Company are not paid a salary. They are reimbursed for their costs incurred in attending board meetings. In addition, non-employee members of the board receive a grant of 10,000 shares of the Company’s common stock for each year of service on the board, which shares are restricted for a period of three years form the date of grant. For the year ended 2006, two directors earned 10,000 shares each, they are Jay Potter and William Warwick. The shares have not been issued as of the date of this report.

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

Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, except as set forth above, we believe that during the fiscal year ended December 31, 2006 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were completed, except the following: (1) each of the following officers and directors failed to file a Form 3 -Larry Earle, Brian Heinhold, Doug Kindred, Jay Potter, and Joseph Stapley; (2) each of the following officers and directors failed to file a Form 4 during 2005 to report a grant of stock options - Joseph Stapley, Doug Kindred, and Larry Earle; (3) William Warwick failed to file a Form 4 to report a restricted stock grant in 2006; (4) each of the following former officers and directors failed to file any Forms 4 or Forms 5: Gaylord Karren and John Hopkins. All officers and directors listed in item 1, 2 and 3 above filed the correct forms as of April 2, 2007.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table provides certain summary information concerning the compensation paid or accrued by us and our subsidiaries, to or on behalf of our Chief Executive Officer. Other than as set forth in the table, no executive officer’s cash salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonquali-fied Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wade R. Bradley (1) Chief Executive Officer	2006	40,000	0.00	0.00	63,216	0.00	0.00	1,000 (4)	104,216
Jay S. Potter (1) Chairman of the Board, Former Interim Chief Executive Office	2006	50,000	0.00	0.00	0.00	0.00	0.00	0.00	50,000
Gaylord Karren (1) Former Chief Executive Officer and Former Chairman of the Board	2006	53,250	0.00	0.00	30,640	0.00	0.00	146,550 (2)	224,890

John Hopkins Former President	2006	72,250	0.00	0.00	20,707	0.00	0.00	71,710 (3)	153,457
Doug Kindred Senior Vice President, Manufacturing	2006	120,000	0.00	0.00	0.00	0.00	0.00	8,884 (4)	128,884
Larry Earle Senior Vice President, Live Processing	2006	120,000	0.00	0.00	0.00	0.00	0.00	5,351 (4)	125,351
James Thatcher Senior Vice President, Consumer Products	2006	120,000	0.00	0.00	0.00	0.00	0.00	5,000 (4)	125,000
Joe Stapley Senior Vice President, Investor Relations	2006	120,000	0.00	0.00	0.00	0.00	0.00	3,920 (4)	123,920

(1)
In May 2006, Mr. Karren resigned from all of his positions with the Company. Mr. Potter, a member of the Board of Directors agreed to act as interim Chief Executive Officer until a permanent CEO was retained. In October 2006, the Company hired Mr. Bradley to serve as Chief Executive Officer.

(2)
Pursuant to Mr. Karren’s resignation the Company agreed to pay a severance of $138,000 that was paid over six months. The last payment to Mr. Karren was in December 2006 Amounts also include a $3,000 entertainment allowance and car allowances of $5,500.

(3)
Pursuant to Mr. Hopkins’ resignation the Company agreed to pay a severance of $138,000 that was paid over six months. The Company still owed $80,500 to Mr. Hopkins at December 31, 2006. Amounts also include a $3,000 entertainment allowance and car allowances of $11,210.

(4)	Other Compensation includes amounts paid for a car allowance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding stock options and restricted stock held by the Company's Named Executive Officers at December 31, 2006.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Wade R. Bradley (1)	-	500,000	-	1.30	11/6/2016
Jay S. Potter (2) Interim Chairman of the Board	30,000 30,000 20,000 20,000 20,000 10,000 10,000 10,000 10,000 10,000 5,000 5,000	-	-	3.00 2.50 0.01 0.01 0.50 1.00 1.50 2.00 2.50 3.00 4.00 5.00	7/16/2007 11/15/2007 1/15/2010 2/1/2010 2/15/2010 3/1/2010 3/15/2010 4/1/2010 4/15/2010 5/1/2010 5/15/2010 6/1/2010
Gaylord Karren (2) Former CEO and Founder	25,000	-	-	2.10	5/25/2010
Doug Kindred (2) Senior Vice President, Manufacturing	150,000 150,000	-	25,000	0.01 1.50 3.50	1/2/2008 1/2/2008 5/27/2015
Joseph Stapley (2) Senior Vice President, Investor Relations		-	25,000	3.50	5/27/2015
Larry Earle (2) Senior Vice President, Live Processing	75,000	-	25,000	0.01 3.50	6/1/2015 5/27/2015
John Hopkins (2) Former President & Founder	25,000	-	-	1.80	7/25/2010

(1)	Mr. Bradley’s options vest over a term of three years. See below under Employment Agreements.

(2)	All outstanding options are fully vested.

Employment Agreements

As of December 31, 2006, 4 executives had current employment agreements (the “Agreements”). The agreements, with the exception of Wade Bradley (entered into in November 2006); all were entered into during the second quarter of 2005. The Agreements are each for a two (2)-year term and allow for the employees to share in bonus and profit sharing plans if any are established in the future. The Agreements provide for a base salary of $120,000 per year. The Agreements also provide for severance payments upon termination for any reason other than “cause,” as defined in the Agreements. The amount of severance is equal to the aggregate base salary payments for a period of the longer of the remainder of the term of the Agreement or 24 months from the date of termination. The employees that have this employment contract are identified as follows:

Douglas Kindred
Larry Earle
Joseph Stapley

Employment Agreement, Option Agreement, and Escrow Agreement with Mr. Bradley

In connection with the appointment of Wade R. Bradley as Chief Executive Officer and President and as further described under Item 5.02 below, the contents of which are incorporated hereunder by reference, on October 24, 2006, Mr. Bradley and the Company entered into an employment agreement, a copy of which was filed as Exhibit 10.1 in an 8-K the Company filed with the SEC dated October 30, 2006 and incorporated herein by reference.  Mr. Bradley agreed to begin working for the Company on a date determined by him and in no event later than November 6, 2006 (the "Effective Date").

The material terms of the agreement include the following:

1. Appointment. Beginning on the Effective Date, Mr. Bradley will serve as President and Chief Executive Officer of the Company. The Company's Board of Directors (the "Board") is obligated to nominate him to serve on the Board. Subject to shareholder elections, he will serve on the Board through the term of his employment, with no additional compensation for services as a director.

2. Base Salary. Mr. Bradley’s initial base salary will be $240,000 per year. The Board may increase his base salary from time to time.

3. Annual Bonuses. Beginning with the Company's fiscal year which commences on January 1, 2007, Mr. Bradley is entitled to receive a bonus of up to 30% of his base salary ($72,000), upon the achievement of annual performance benchmarks, to be set by the Board from time to time in advance of each fiscal year.

4. Inducement Stock Option Grant. Mr. Bradley is entitled to receive stock options to purchase 500,000 shares of the Company’s common stock, which will represent approximately 2.17% of the Company’s fully diluted capital stock. The options will not constitute incentive stock options under Section 422 of the Internal Revenue Code of 1986.  The options shall vest in installments in accordance with the schedule below:

·	100,000 shares shall vest on February 6, 2007

·	100,000 shares shall vest on November 6, 2007

·	100,000 shares shall vest on November 6, 2008

·	100,000 shares shall vest on November 6, 2009

·	100,000 shares shall vest on November 6, 2010

The exercise price per option shall be equal to the closing sale price of the Company’s common stock on October 24, 2006. The number of shares subject to the options will be equitably adjusted in the event of any stock split, stock dividend, reverse stock split or other similar event. The terms and conditions of the options are included in a separate option grant agreement substantially in the form attached in an 8-K the Company filed with the SEC dated October 30, 2006 as Exhibit 10.2.

5. Standard Benefits. Mr. Bradley will be eligible to participate in the Company’s standard benefits package, on the same basis as other senior executives of the Company.

 6. Vacation. Mr. Bradley will be entitled to 20 business days of paid vacation per calendar year.

7. Company Car. The Company shall reimburse Mr. Bradley for the amount required to lease an automobile of Mr. Bradley’s choice up to a maximum of $500 per month. In addition, the Company will reimburse Mr. Bradley, up to a maximum of $1,000 per year, for the following properly documented expenses related to such automobile: (i) service, (ii) maintenance, (iii) repair and (iv) excess mileage fees required by the automobile lease, if such excess mileage is the result of required business travel by Mr. Bradley on behalf of the Company.

8. Term. The employment agreement expires on the third anniversary of the Effective Date, subject to automatic renewal for a one-year term unless either party has given the other 60 days’ prior written notice.

9. Severance. Mr. Bradley will be entitled to certain severance payments and other rights if his employment is terminated: (i) by the Company without “Cause,” as that term is defined in his agreement, (ii) by Mr. Bradley for “Good Reason,” as that term is defined in his agreement, or (iii) non-renewal other than for “Cause.” In each such instance, Mr. Bradley’s severance benefits will be as follows:

·	Salary. Any unpaid base salary through the date of termination.

·	Vacation. Any earned but unused vacation time.

·	Severance Payment. He will be entitled to an amount equal to twelve months of base salary payable over the 12-month period immediately following termination.

·
To secure the Company’s obligation to make the Severance Payment, within seven days after the Effective Date, the Company shall deposit, at its election, either (1) cash in the amount of Two Hundred Forty Thousand Dollars ($240,000) or (2) an irrevocable letter of credit with a face amount of Two Hundred Forty Thousand Dollars ($240,000), with an agreed upon escrow agent who shall hold such funds (or letter of credit) in escrow pursuant to the terms and conditions contained in the escrow agreement substantially in the form of Exhibit 10.3 in an 8-K the Company filed with the SEC dated October 30, 2006. The escrow agreement provides different scenarios upon which either the Company or Mr. Bradley shall be entitled to interest on the escrowed funds.

·
Options. All unvested options shall immediately vest and, together with the previously vested options, must be exercised during the 60 days immediately following the date of termination (and if not so exercised, all such options shall automatically and irrevocably terminate).

 10.     Additional Covenants. The employment agreement contains restrictive covenants, including anti-solicitation provisions extending one year after termination of his employment, as well as standard confidentiality obligations.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information about the beneficial ownership of our common stock as of March 30, 2007 by:

•	each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. The percentage of beneficial ownership is based on 13,467,187 shares of common stock outstanding as of March 30, 2007.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
Peter Ullrich (1) 1800 NW 89th Place Miami, FL 33172	14,462,692	59.11%

Water Science, LLC. (1) 1800 NW 89th Place Miami, FL 33172	14,462,692	59.11%

Wade R. Bradley (2) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	100,000	0.74%

Joseph A. Stapley (3) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	125,000	0.93%

Doug Kindred (4) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	325,000	2.36%

Larry Earle (5) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	100,000	0.74%

William J. Warwick 1063 Ocean Ridge Drive Wilmington, North Carolina 28405	160,000	1.19%

Jay S. Potter (6) 10509 Vista Sorrento Pkwy. #300 San Diego, CA 92121	459,905	3.32%

Randy K. Johnson 60 E. South Temple, Suite 1800 Salt Lake City, Utah 84111	0	0%

All current directors and executive officers as a group (4 persons)	15,732,597	61.90%

(1)
Mr. Ullrich is the managing director of Water Science, LLC. Mr. Ullrich beneficially owns 3,462,692 shares and indirectly holds warrants to purchase 10,000,000 shares at an exercise price of $2.76 per share and has a convertible note which could be converted into 1,000,000 shares. The warrants and convertible note are held by Water Science, LLC.

(2)	Mr. Bradley holds options to purchase a total of 100,000 shares at an exercise price of $1.30 per share.

(3)	Mr. Stapley beneficially owns 100,000 shares and holds options to purchase a total of 25,000 shares at an exercise price of $3.50 per share.

(4)	Mr. Kindred holds options to purchase a total of 325,000 shares at exercise prices between $0.01 and $3.50 per share.

(5)	Mr. Earle holds options to purchase a total of 100,000 shares at an exercise price of $0.01 (75,000 shares) and $3.50 (25,000 shares) per share.

(6)	Mr. Potter beneficially owns 61,739 shares and holds warrants to purchase a total of 398,166 shares at exercise prices ranging from $0.01 to $5.00 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2006
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	282,500	$3.50	717,500
Equity compensation plans not approved by security holders*	2,026,666	$1.60	N/A
Total	2,309,166	$1.83	N/A

 (1) Equity compensation plans not approved by security holders consist of individually negotiated grants of options or warrants to consultants, directors, suppliers, vendors and others who provide goods or services to the Company, and grants of warrants to investors in connection with limited offerings of the Company’s common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following are certain transactions during the year ended December 31, 2006, involving our officers, directors and shareholders owning more than 10% of our outstanding stock. We believe that the terms of these transactions are at least as favorable to us as we would expect to negotiate with unrelated third parties.

Sale of Products to Affiliates of Shareholders

Water Science, who has exclusive rights to sell our products in South America and Mexico, is a major shareholder of the Company. Water Science by agreement may purchase machinery from the Company at cost plus 25 percent. During the year ended December 31, 2006, the Company sold four large water generators, one small water generator and related parts to Water Science for $660,141. Further, the Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at December 31, 2006. The Company also sold approximately $239,419 in products to an entity related to Water Science. In connection with the sales of the machines and products, the Company has recorded approximately $219,479 in accounts receivable at December 31, 2006. The Company sold two small water generators to Water Science for $34,164 during the year ended December 31, 2005.

During the year ended December 31, 2006, we sold our products to Zerorez Franchising Systems, Inc., a Nevada Corporation in which Gaylord Karren and John Hopkins, former officers of the Company, are beneficial owners. The sales prices of generators sold to affiliates of our directors/officers have been the same as the sales prices to unrelated third parties. These sales to affiliates represented approximately 1% and 15% of our revenue during the fiscal years ended December 31, 2006 and 2005, respectively.

In December 2006, the Company entered into an amended exclusive licensing and product supplier agreement with Zerorez, an affiliated entity, to provide Zerorez with its Primacide water solutions and water generator for its carpet cleaning franchisees. The Company is committed to sell to Zerorez the Primacide B water generator over the next 5 years under the agreement, ending on December 31, 2011. The agreement allows for the automatic renewal of the agreement for three (3) terms of five year terms, unless both parties agree to the cancellation of the agreement. The Company received $25,000 from sales of machines to Zerorez in 2006.

The Company provided financing for equipment to Zerorez franchisees, which are related party entities. These transactions were recorded through Equilease, Inc., a wholly owned subsidiary of the Company. During September 2006, Equilease was sold to EOWORP, L.L.C. (“EOWORP”), a related party, for the cash value of the notes receivable (See Note 15). EOWORP is a shareholder of the Company and its partners were involved in the management of the Company.

In September 2005, the Company entered into a Senior Convertible Note with Water Science in exchange for $3,000,000. Due to the discount of this note and the beneficial conversion feature, the Company has recognized $1,000,000 in interest expense and has recorded a gain of approximately $714,404 in the change of the derivative liability to fair market value for the year ended December 31, 2006. The Company recorded a loss of approximately $2,353,716 in the change of the derivative liability to fair market value for the year ended December 31, 2005.

In 2004, the Company engaged Integra Management (“Integra”) to assist the Company in its investor relations and other public market related activities. The Company paid $15,000 and $61,876 to Integra in consulting fees for the years ended December 31, 2006 and 2005, respectively. The Company also issued Integra warrants to purchase 120,000 shares of common stock at exercise prices ranging from $0.01 per share to $5.00 per share during 2005. The Company also engaged Nexcore Capital (“Nexcore”) as its placement agent for two private placement offerings in 2005. The Company paid $0 and $724,513 to Nexcore in placement fees for the years ended December 31, 2006 and 2005, respectively. The Company issued warrants to purchase 73,800 and 78,885 shares to Nexcore in connection with the private placement offerings. The warrants have an exercise price of $5.00 and $5.50 per share respectively. Both companies, Integra and Nexcore, are controlled by Jay Potter, who serves as the Interim Chairman of the Board of EAU.

ITEM 13. EXHIBITS

(a)(1) Financial Statements

The following financial statements are incorporated by reference in Item 7 of this Report:

Independent Auditors’ Report
Balance Sheet, December 31, 2006 and 2005
Statements of Operations for years ended December 31, 2006 and 2005
Statements of Changes of Stockholder Equity for years ended December, 2006 and 2005
Statements of Cash Flow for year ended December, 2006 and 2005
Notes to Financial Statements

(a)(2) Exhibits

Exhibit No.	Identification of Exhibit
3(i).1	Articles of Incorporation (incorporated by reference from registration statement on Form SB-2 filed with the SEC on July 29, 2002)
3(i).2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference from registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 29, 2002)
3(ii).1	Bylaws (incorporated by reference from registration statement on Form SB-2 filed with the Securities and Exchange Commission on April 24, 2002).

10.1	Subscription Agreement, by and between the Company and Water Science, LLC, dated May 1, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, dated May 4, 2006)
10.2	Warrant Agreement, by and between the Company and Water Science, LLC, dated May 1, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, dated May 4, 2006)
10.3	Registration Rights Agreement by and between the Company and Water Science, LLC, dated May 1, 2006 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, dated May 4, 2006)
10.4
Amended and Restated Exclusive License and Distribution Agreement, by and between the Company and Water Science, LLC, dated May 1, 2006 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, dated May 4, 2006)

10.5
Engagement Letter by and between the Company and SunTrust Robinson Humphrey Capital Markets Division, dated May 1, 2006 (Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-QSB for the quarter ended March 31, 2006)

10.6
Consulting Agreement by and between the Company and JL Montgomery Consulting, LLC, dated May 1, 2006 (Incorporated by reference to Exhibit 10.13 of the Company’s Form 10-QSB for the quarter ended March 31, 2006)

10.7
Consulting Agreement by and between the Company and Brand Velocity, Inc, dated March 28, 2006 (Incorporated by reference to Exhibit 10.14 of the Company’s Form 10-QSB for the quarter ended March 31, 2006)

10.8	Separation Agreement by and between the Company and Gaylord Karren, dated May 26, 2006 (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, dated June 2, 2006)
10.9
Termination Agreement by and between the Company and Coating Systems Laboratories, dated June 15, 2006. (Incorporated by reference to Exhibit 10.8 of the Company's Form 10-QSB for the quarter ended June 30, 2006).

10.10
Agreement by and between the Company and Coating Systems Laboratories, dated June 20, 2006. (Incorporated by reference to Exhibit 10.9 of the Company's Form 10-QSB for the quarter ended June 30, 2006).

10.11
Termination Agreement by and between the Company and KES Science and Technology, Inc., dated July 31, 2006. (Incorporated by reference to Exhibit 10.10 of the Company's Form 10-QSB for the quarter ended June 30, 2006).

10.12	Form of Employment Agreement dated as of October 24, 2006 with Wade R. Bradley. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated October 30, 2006.)
10.13	Form of Option Agreement dated as of October 24, 2006 with Wade R. Bradley. (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated October 30, 2006.)

10.14	Form of Escrow Agreement dated as of October 24, 2006 with Wade R. Bradley. (Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated October 30, 2006.)
10.15
Equilease Stock Purchase Agreement by and between the Company and EOWORP, L.L.C. dated September 13, 2006. (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-QSB for the quarter ended September 30, 2006.)

10.16
Amended and Restated License Agreement dated as of January 10, 2007 by and between Electric Aquagenics Unlimited, Inc. and Zerorez Franchising Systems, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated November 16, 2006.)

10.17
Stock Purchase Agreement dated as of January 10, 2007 by and between Electric Aquagenics Unlimited, Inc. and Peter Ullrich. (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated November 16, 2006.)

10.18	Separation Agreement by and between the Company and John Hopkins, dated May 26, 2006
14	Code of Ethics (incorporated by reference from our Annual Report for the year ende3d December 31, 2004, filed with the Securities and Exchange Commission on April 15, 2005).
31.1	Certification by Wade R. Bradley under section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brian D. Heinhold under section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Wade R. Bradley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Brian D. Heinhold pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The following table shows the audit fees schedule for the fiscal years ending December 31, 2006 and 2005, for professional services rendered for both audit firms engaged to audit our annual financial statements and their reviews of the financial statements included in our Form 10-KSB.

HJ & Associates
	2006	2005
Audit Fees	$44,233.00	$25,000.00

AUDIT-RELATED FEES

HJ did not bill us for any audit-related fees in connection with its audit of our financial statements for the fiscal years ended December 31, 2006.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2006 and December 31, 2005, HJ & Associates did not bill us for, nor performed, any financial information systems design or implementation. For the fiscal years ended December 31, 2006 and December 31, 2005, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX FEES

HJ & Associates did not bill us for any professional services rendered for tax related services for the fiscal years ended December 31, 2006 or 2005.

ALL OTHER FEES

We were not billed for any other professional services by HJ & Associates for the fiscal years ended December 31, 2006 and December 31, 2005.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2006 by HJ Associates, LLC is compatible with maintaining HJ Associates, LLC independence.

AUDITOR’S TIME ON TASK

All of the work expended by HJ & Associates on our December 31, 2006 audit was attributed to work performed by HJ & Associates’ full-time, permanent employees.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAU Technologies, Inc.:

Dated: April 2, 2007	By:	/s/ Wade R. Bradley
Wade R. Bradley
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date stated.

By:	/s/ Wade R. Bradley
Wade R. Bradley
Chief executive officer and member of the board of directors. Date: April 2, 2007

By:	/s/ Jay S. Potter
Jay S. Potter
Interim chairman of the board of directors. Date: April 2, 2007

By:	/s/ William J. Warwick
William J. Warwick
Director Date: April 2, 2007

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements

Consolidated Balance Sheets	F-3 - F-4

Consolidated Statements of Operation	F-5 - F-6

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	F-7 - F-8

Consolidated Statements of Cash Flows	F-9 - F-10

Notes to Consolidated Financial Statements	F-11 - F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
EAU Technologies, Inc.
(formerly Electric Aquagenics Unlimited, Inc)
Lindon, Utah

We have audited the accompanying consolidated balance sheets of EAU Technologies, Inc. (formerly Electric Aquagenics Unlimited, Inc.) as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EAU Technologies, Inc. (formerly Electric Aquagenics Unlimited, Inc.) as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

HJ & Associates, LLC
Salt Lake City, Utah
March 16, 2007

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$206,094	$681,348
Accounts receivable, net	134,225	122,771
Accounts receivable - related party, net	219,479	1,061
Pre-paid expense	15,641	-
Current portion of notes receivable	-	18,834
Current portion of notes receivable - related party	-	63,823
Inventory, net	2,502,263	2,003,902
Total current assets	3,077,702	2,891,739
PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $406,919 and $245,211	633,477	946,702
OTHER ASSETS
Note receivable	-	72,555
Note receivable - related party	-	306,829
Investments	-	374,075
Intellectual property	1,191,238	1,207,459
Deposits	27,344	10,568

Total other assets	1,218,582	1,971,486

Total assets	$4,929,761	$5,809,927

The accompanying notes are an integral part of these consolidated financial statements.

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2006	2005
CURRENT LIABILITIES
Accounts payable	$738,666	$1,320,313
Accrued expenses	560,166	346,759
Warranty reserve	102,362	96,800
Advance deposits on machine orders - related party	697,500	-
Current portion of long-term debt	17,778	38,675
Total current liabilities	2,116,472	1,802,547
LONG TERM LIABILITIES
Long Term Debt, net of current portion	79,424	157,001
Senior Convertible Note Payable - related party, net of discounts of $1,708,333 and $2,708,333 respectively	1,291,667	291,667
Derivative liability - related party	4,639,312	5,353,716
Deferred licensing revenue - related party	741,667	941,667
Total Long Term Liabilities	6,752,070	6,744,051

Total Liabilities	8,868,542	8,546,598

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 12,313,341 and 9,322,825 issued and outstanding, respectively	1,232	933
Additional paid in capital	27,151,279	19,838,331
Accumulated deficit	(31,091,292)	(22,575,935)
Total stockholders’ equity (deficit)	(3,938,781)	(2,736,671)
Total liabilities and stockholders’ equity (deficit)	$4,929,761	$5,809,927

The accompanying notes are an integral part of these consolidated financial statements.

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2006	2005
NET SALES - RELATED PARTY	$1,124,560	$121,964

NET SALES	825,149	554,538

TOTAL SALES	1,949,709	676,502

COST OF GOODS SOLD	1,259,514	651,812

GROSS PROFIT	690,195	24,690

OPERATING EXPENSES
Depreciation and amortization	224,199	181,912
Research and development	348,923	1,172,027
General and administrative	7,879,783	9,600,091

Total operating expenses	8,452,905	10,954,030

LOSS FROM OPERATIONS	(7,762,710)	(10,929,340)

OTHER INCOME (EXPENSE)
Interest expense	(1,173,335)	(385,057)
Interest income	22,833	10,511
Gain (loss) on derivative liability	714,404	(2,353,716)
Gain on sale of assets	72,736	2,530
(Loss) on investments	(374,075)	-
Other income (expense)	(43,408)	362,975

Total other income (expense)	(780,845)	(2,362,757)

LOSS BEFORE PROVISION FOR INCOME TAXES	(8,543,555)	(13,292,097)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(8,543,555)	(13,292,097)

DISCONTINUED OPERATIONS:

Income from operations of discontinued operations (Net of $0 in income taxes)	28,248	43,847

(Loss) on disposal of discontinued operations (Net of $0 in income taxes)	(50)	-

GAIN FROM DISCONTINUED OPERATIONS	28,198	43,847

NET LOSS	$(8,515,357)	$(13,248,250)

The accompanying notes are an integral part of these consolidated financial statements.

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Continued)

	For the Year Ended
	December 31,
	2006	2005
NET LOSS	$(8,515,357)	$(13,248,250)

NET LOSS PER SHARE CONTINUING OPERATIONS	$(0.81)	$(1.54)

NET INCOME PER SHARE DISCONTINUED OPERATIONS	$0.00	$0.00

WEIGHTED AVERAGE OF SHARES OUTSTANDING	10,541,203	8,602,812

The accompanying notes are an integral part of these consolidated financial statements.

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

	COMMON STOCK		ADDITIONAL		STOCK
			PAID IN		SUBSCRIPTION	ACCUMULATED
	SHARES	AMOUNT	CAPITAL		RECEIVABLE	DEFICIT	TOTAL
Balance, December 31, 2004	7,446,197	$745	$12,173,124		$(2,125)	$(9,327,685)	$2,844,059

Issuance of 17,141 shares for cash	17,141	2	59,992		---	---	59,994

Issuance of 10,000 shares for services	10,000	1	47,499		---	---	47,500

Issuance of 5,000 shares for termination of investment	5,000	1	24,999		---	---	25,000

Issuance of 850,000 shares for cash, net of offering costs of $355,793	850,000	85	2,721,307		---	---	2,721,392

Issuance of 17,986 shares for conversion of warrants	17,986	2	33,272		---	---	33,274

Issuance of 50,000 shares for services	50,000	5	144,995		---	---	145,000

Receipt of subscription receivable	---	---	---		2,125	---	2,125

Issuance of 50,000 shares for conversion of warrants	50,000	5	24,995		---	---	25,000

Issuance of 876,500 shares for cash, net of offering costs of $366,885	876,501	87	2,704,535		---	---	2,704,622

Warrants issued for services	---	---	1,903,613		---	---	1,903,613

Net loss for the year ended Dec. 31, 2005	---	---	---		---	(13,248,250)	(13,248,250)

Balance, December 31, 2005	9,322,825	$933	$19,838,331	$	---	$(22,575,935)	$(2,736,671)

The accompanying notes are an integral part of these consolidated financial statements.

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

	COMMON STOCK		ADDITIONAL		STOCK
			PAID IN		SUBSCRIPTION	ACCUMULATED
	SHARES	AMOUNT	CAPITAL		RECEIVABLE	DEFICIT	TOTAL
Balance, December 31, 2005	9,322,825	$933	$19,838,331	$	---	$(22,575,935)	$(2,736,671)

Issuance of 76,670 shares for services at $2.58 per share	76,670	8	197,801		---	---	197,809

Issuance of 25,000 shares for services at $2.30 per share	25,000	3	57,497		---	---	57,500

Issuance of 1,600,000 shares for cash of $4,000,000, less offering costs of $240,000	1,600,000	160	3,759,840		---	---	3,760,000

Issuance of 75,000 shares for cash option exercise of $0.01 per share.	75,000	7	743		---	---	750

Adjustment to reconcile prior PIPE offering	---	---	(3)		---	---	(3)

Issuance of 60,000 shares to pay liability valued at $205,200	60,000	6	205,194		---	---	205,200

Issuance of 1,153,846 shares for cash of $1,500,000, less offering costs of $30,000	1,153,846	115	1,469,885		---	---	1,470,000

Issuance and vesting of options and warrants for services	---	---	1,621,991		---	---	1,621,991

Net loss for the year ended Dec. 31, 2006	---	---	---		---	(8,515,357)	(8,515,357)

Balance, December 31, 2006	12,313,341	$1,232	$27,151,279	$	---	$(31,091,292)	$(3,938,781)

The accompanying notes are an integral part of these consolidated financial statements.

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,515,357)	$(13,248,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	224,200	181,912
Bad debt expense	13,197	30,000
Common stock issued for services	255,309	217,500
Warrants issued in lieu of cash	1,621,991	1,903,613
Discount of note payable	1,000,000	291,667
Gain (loss) on sale of assets	72,736	(2,530)
Disposal of assets	26,091	-
Loss on disposal of discontinued operations	50	-
(Gain) loss on investments	374,075	(362,974)
(Gain) on settlement of debt	(14,597)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(24,651)	(101,633)
(Increase) decrease in accounts receivable - related party	(218,418)	100,000
Increase in pre-paid expense	(15,641)
Increase in inventory	(498,361)	(1,509,655)
Increase in deposits	(16,776)	(4,810)
Increase (decrease) in accounts payable	(595,701)	841,864
Increase in warranty reserve	5,562	1,640
Increase in advance on deposits on machine orders - related party	697,500	-
Increase (decrease) in deferred revenue	(200,000)	941,667
Increase (decrease) in derivative liability	(714,404)	2,353,716
Increase in accrued expenses	418,607	195,547
Net cash used in operating activities	(6,104,588)	(8,170,726)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(54,552)	(433,998)
Proceeds from sale of assets	456,201	601,067
Payments received from notes receivable	13,877	20,140
Payments from (advances to) notes receivable - related party	24,206	(156,030)
Intellectual property disbursements	(9,870)	(23,013)
Net cash provided by investing activities	429,862	8,166
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(31,275)	(91,721)
Proceeds from notes payable	-	3,000,000
Proceeds from issuance of common stock, net	5,230,747	5,544,282
Proceeds from common stock subscribed	-	2,125
Net cash provided by financing activities	5,199,472	8,454,686
NET INCREASE (DECREASE) IN CASH	(475,254)	292,126
CASH BEGINNING OF YEAR	681,348	389,222
CASH END OF YEAR	$206,094	$681,348

The accompanying notes are an integral part of these consolidated financial statements.

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year ended December 31,
	2006	2005
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$57,463	$62,405
Income Taxes	$-	$-
Supplemental Disclosures of Non-cash Investing and Financing Activities
Common stock issued on conversion of liabilities	$205,200	$-
Common stock issued for services	$255,309	$217,500
Warrants issued for services	$1,621,991	$1,903,613

The accompanying notes are an integral part of these consolidated financial statements.

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description - EAU Technologies, Inc. (the “Company” or “EAU”), was incorporated on March 6, 2000, under the laws of the state of Delaware and commenced operations in September, 2000 as Primacide, Inc,. On May 10, 2001, the Company changed its name from Primacide, Inc., to Electric Aquagenics Unlimited, Inc. On January 17, 2007 the Company changed its name from Electric Aquagenics Unlimited, Inc. to EAU Technologies, Inc. The Company is in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create fluids. These fluids have various commercial applications and may be used in commercial food processing organic or non-organic agricultural and consumer products that clean, disinfect, remediate, hydrate and moisturize. These products, which the Company intends to market nationally and internationally, are for commercial and residential use. The Company is a successor enterprise to another company, Primacide, LLC, which was founded by certain of the Company’s founders in 1998. The Company was organized with an insignificant carrying amount of the assets of Primacide, LLC. The Company’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation - The accompanying financial statements for 2006 were not consolidated. The financial statements for 2005, were consolidated and include the accounts of its wholly owned subsidiary Equilease, Inc. (“Equilease”), which was sold during 2006 (See Note 15). All significant intercompany accounts and transactions have been eliminated, if any.

Cash and Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Receivables - Receivables represent valid claims against debtors for sales or other charges arising on or before the balance-sheet date and are reduced to their estimated net realizable value. The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses. The Company charges off uncollectible accounts receivable when management estimates no possibility of collecting the related receivable.

Inventory - Inventory, consisting primarily of finished goods, is stated at the lower of cost or market; cost is determined on first-in, first-out (FIFO) method.

Property and Equipment, and Depreciation - Property and equipment are recorded at historical cost. Expenditures for additions and major improvements that extend the life of the asset are capitalized, whereas the cost of maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from three to five years. Depreciation expense for the years ended December 31, 2006 and 2005 was $224,199 and $181,912, respectively. In September 2005, the Company pledged all the assets of the Company as collateral for the Senior Convertible Note, payable to Water Science, a related party.

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

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recognition of Sales and Costs of Goods Sold - The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectibility is reasonably assured. The Company provides an allowance for sales returns based on current and historical experience. Cost of goods sold consists of the purchase price of products sold including inbound shipping charges.

Warranties - The Company warrants its products against defects in materials and workmanship for a period of three years. The Company has accrued a reserve for these anticipated future warranty costs.

Advertising Costs - The Company expenses advertising costs as incurred. The Company expensed $169,303 and $665,091, during the years ended December 31, 2006 and 2005, respectively.

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

Research and Development - Research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2006 and 2005 were $348,923 and $1,172,027, respectively.

Patents, Trademarks and Intellectual Property - Patents, trademarks and intellectual property, consisting of trade secrets and formulas, are recorded in accordance with SFAS No. 142. As such, patents and trademarks are initially measured based on their fair values. Patents and trademarks will be amortized on a straight-line basis over its estimated life. Currently, we do not have any patents in force to begin amortizing. Intellectual property with indefinite lives is not amortized, but the carrying amounts of these assets are reviewed for impairment at least annually. The Company reviewed these assets for impairment at December 31, 2006 and determined the no impairment was indicated.

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

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

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

Comprehensive Loss - The Company adopted SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in the financial statements. For the year ended December 31, 2006 and 2005, the Company had no other component of comprehensive income or loss other than the net loss as reported in the statement of operations.

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

Stock Based Compensation -  The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options and stock purchases related to the Company’s employee stock option and award plans based on estimated fair values.

Recently Enacted Accounting Standards: In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections, an amendment of APB Opinion 20 and FASB Statement No. 3,” which changes the requirements for accounting for and reporting on a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material impact on our results of operations.

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

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of applying the various provisions of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. This standard will be effective for financial statements issued for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of applying the various provisions of SFAS 157.

Reclassification - The financial statements for periods prior to December 31, 2006, have been reclassified to conform to the headings and classifications used in the December 31, 2006, financial statements.

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

For the year ended December 31, 2006, sales to one customer, a related party, represented approximately 56% of the Company’s total net sales. Approximately 78% of the Company’s outstanding receivables were attributable to two customers, one related party and one non-related party, as of December 31, 2006.

For the year ended December 31, 2005, sales to three customers, two related parties and one non-related party, represented approximately 23% of the Company’s total net sales. Approximately 83% of the Company’s outstanding receivables were attributable to six customers as of December 31, 2005.

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following at December 31:
	2006	2005
Trade Accounts Receivable	$159,225	$152,771
Trade Accounts Receivable - Related Party	219,479	1,061
Less allowance for doubtful accounts	(25,000)	(30,000)

	$353,704	$123,832

Bad debt expense for the years ended December 31, 2006 and 2005 was $13,197 and $30,000, respectively.

NOTE 4 - INVENTORIES

The composition of inventories is as follows at December 31:
	2006	2005
Finished goods	$543,336	$531,625
Raw materials	2,375,062	1,792,277
Allowance for obsolete inventory	(416,135)	(320,000)

	$2,502,263	$2,003,902

The Company has established an allowance for obsolete inventory. Expense for obsolete inventory was $121,303 and $299,000, for the years ended December 31, 2006 and 2005, respectively, and is included in Cost of Goods Sold.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2006	2005
Machinery and equipment	754,921	723,870
Vehicles	4,650	127,687
Furniture and fixtures	50,824	55,680
Leasehold improvements	230,001	284,676

Total property and equipment	1,040,396	1,191,913

Less: accumulated depreciation	(406,919)	(245,211)

Property and equipment, net	$633,477	$946,702

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

Patents, trademarks and intellectual property consisted of the following at:
	December 31,
	2006	2005
Patents and trademarks	$68,380	$84,601
Intellectual property	1,122,858	1,122,858

Net	$1,191,238	$1,207,459

The Company determined that the intangible assets valued at $1,122,858 acquired in the purchase of Aquagen on December 31, 2004 are not subject to amortization based upon the guidance contained in SFAS 142, Paragraph 11, and Appendix A related thereto. Specifically, in acquiring the intangible assets, the Company reviewed all pertinent factors detailed in SFAS 142 and determined that there were no legal, contractual, competitive, economic or other factors that would limit the useful life of the intangible assets.

NOTE 7 - INVESTMENTS

During 2005 and 2004, the Company purchased or acquired 187,038 shares of common stock of Zerorez Franchising Systems, Inc. (“Zerorez”), an entity who is controlled by former members of EAU management, for $2.00 per share, or total consideration of $374,075. Because Zerorez is a private company and the Company is unable to obtain adequate information regarding the value of our shares in Zerorez, the Company has determined that the value of each share should be written down to $0 per share and a loss of $374,075 was recorded. As of December 31, 2006, the carrying value of this investment is $0.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Sales to Affiliates - Water Science, who has exclusive rights to sell our products in South America and Mexico, is a major shareholder of the Company. Water Science by agreement may purchase machinery from the Company at cost plus 25 percent. During the year ended December 31, 2006, the Company sold four large water generators, one small water generator and related parts to Water Science for $660,141. Further, the Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at December 31, 2006. The Company also sold approximately $239,419 in products to an entity related to Water Science. In connection with the sales of the machines and products, the Company has recorded approximately $219,479 in accounts receivable at December 31, 2006. The Company sold two small water generators to Water Science for $34,164 during the year ended December 31, 2005.

During the year ended December 31, 2006, the Company sold one of its small water generators to Zerorez for $25,000. Zerorez is an affiliated entity having similar shareholders and who was founded by the same individuals who founded EAU. Many of the Company’s directors are shareholders of Zerorez. The Company had $0 in accounts receivable related to these transactions at December 31, 2006. The Company also sold approximately $600 in products to Zerorez. The Company sold four of its generators to Zerorez for $100,000 and other product sales of approximately $22,000 during the year ended December 31, 2005.

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

Notes Receivable - The Company provided financing for equipment to Zerorez franchisees, which are related party entities. These transactions were recorded through Equilease, Inc., a wholly owned subsidiary of the Company. During September 2006, Equilease was sold to EOWORP, L.L.C. (“EOWORP”), a related party, for the cash value of the notes receivable (See Note 15). EOWORP is a shareholder of the Company and its partners were involved in the management of the Company.

Senior Note Payable - In September 2005, the Company entered into a Senior Convertible Note with Water Science in exchange for $3,000,000 (see Note 10). Due to the discount of this note and the beneficial conversion feature, the Company has recognized $1,000,000 in interest expense and has recorded a gain of approximately $714,404 in the change of the derivative liability to fair market value for the year ended December 31, 2006. The Company recorded a loss of approximately $2,353,716 in the change of the derivative liability to fair market value for the year ended December 31, 2005.

Licensing Fee - In September 2005, the Company received $1,000,000 in exchange for providing Water Science exclusive licensing and distribution rights for a five-year term for a specified market area. The agreement provides termination rights by Water Sciences and a pro rata refund of the fee. The Company recognizes the fee on a pro rata basis over the life of the agreement. The Company recognized $200,000 for the year ended December 31, 2006.

Severance - The Company has accrued $80,500 at December 31, 2006, as severance pay to Mr. John Hopkins, the Company’s former President.

Advances - Periodically throughout the year, the Company advances officers and employees cash for certain reimbursable expenses. As of December 31, 2006 and 2005, the Company had advances to employees or officers in the amount of $0 and $1,000, respectively.

Employee Options - In October 2006, the Company issued 500,000 options to Mr. Wade Bradley, the Company’s CEO, pursuant to his employment agreement. The options vest over four years and have an exercise price of $1.30 per share. (See Note 12)

Product Supplier Agreement - The Company entered into an amended exclusive licensing and product supplier agreement with Zerorez, an affiliated entity, to provide Zerorez with its Primacide water solutions and water generator for its carpet cleaning franchisees. The Company is committed to sell to Zerorez the Primacide B water generator over the next 5 years under the agreement, ending on December 31, 2011. The agreement allows for the automatic renewal of the agreement for three (3) terms of five year terms, unless both parties agree to the cancellation of the agreement. The Company received $25,000 from sales of machines to Zerorez in 2006.

Consulting and Placement Agent Fees - In 2004, the Company engaged Integra Management (“Integra”) to assist the Company in its investor relations and other public market related activities. The Company paid $15,000 and $61,876 to Integra in consulting fees for the years ended December 31, 2006 and 2005, respectively. The Company also issued Integra warrants to purchase 120,000 shares of common stock at exercise prices ranging from $0.01 per share to $5.00 per share during 2005. The Company also engaged Nexcore Capital (“Nexcore”) as its placement agent for two private placement offerings in 2005. The Company paid $0 and $724,513 to Nexcore in placement fees for the years ended December 31, 2006 and 2005, respectively. The Company issued warrants to purchase 73,800 and 78,885 shares to Nexcore in connection with the private placement offerings. The warrants have an exercise price of $5.00 and $5.50 per share respectively. Both companies, Integra and Nexcore, are controlled by Jay Potter, who serves as the Interim Chairman of the Board of EAU.

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - WARRANTY RESERVE

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
	For the Year Ended December 31,
	2006	2005
Warranty reserve at beginning of period	$96,800	$95,160
Costs accrued for additional warranties	62,000	67,000
Service obligations honored	(56,438)	(65,360)
Warranty reserve at end of period	$102,362	$96,800

NOTE 10 - SENIOR CONVERTIBLE DEBT

In September 2005, the Company entered into a Senior Convertible Note (“the Note”) with Water Science, a related party, in exchange for $3,000,000. Pursuant to the debt agreement, the Note accrues interest at the rate of 3% per annum and is due, principal and interest together, on September 16, 2008. No principal or interest payments need to be paid during the loan period. The Note may be converted into 1,000,000 shares of the Company’s $0.0001 par value common stock prior to the maturity date, and at any time, by the holder at a price per share equal to $3.00 per share, subject to certain other conversion adjustments. The Company granted a security interest in all of the Company’s assets as collateral for the loan. In connection with the issuance of the Note, the Company also granted a three year warrant to purchase up to two million shares of the Company’s $0.0001 par value common stock with an exercise price of $2.76 per share. The exercise price of these warrants is to be adjusted if the Company should issue stock for less than the original exercise price. Due to this feature wherein the conversion price is reset if shares are issued at a price less than the fixed conversion price, and pursuant to EITF 00-19, the Company has elected to bifurcate the conversion feature from the debt host, and accounts for the feature as a derivative liability with changes in fair value being recorded in the income statement. As of December 31, 2006, the value of the derivative liability was $4,639,312. For the year ended December 31, 2006, the Company recorded a gain on derivative liability of $714,404.

NOTE 11 - LONG TERM DEBT

Long-term debt consisted of the following at:
	December 31,
	2006	2005
Unsecured note payable to unrelated third party, payable in monthly installments of $1,500, including interest of approximately 22%, due October 2012	$48,601	$57,186

Unsecured note payable to unrelated third party, payable in monthly installments of $1,500, including interest of approximately 22%, due October 2012	48,601	54,864

Notes payable to bank, secured by vehicles, payable in monthly installments of approximately $2,220, including interest of 7%, due March 2009.	-	83,626

Total long term debt	97,202	195,676

Less: current portion	(17,778)	(38,675)

Long term debt	$79,424	$157,001

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LONG TERM DEBT - (continued)

Maturities of the notes payable are as follows:

Year Ending December 31,	Amount
2007	17,778
2008	20,572
2009	25,565
2010	33,287
2011	-
Thereafter	-
$97,202

NOTE 12 - COMMON STOCK

In October 2006, the Company issued 500,000 options to Wade R. Bradley in connection with the appointment of Mr. Bradley as Chief Executive Officer and President. The options are for a term of ten (10) years and have an exercise price of $1.30 per share. The options vest over a period of four (4) years. The warrants were valued using the Black-Scholes model with the following assumptions: risk free rate of 4.71%, volatility at 81.29% and the stock price at $1.46. The value of each warrant is approximately $1.25 per warrant. The Company recognized $63,216 during the year ended December 31, 2006 as consulting expense.

In October 2006, the Company sold and issued to Peter F. Ullrich, the managing director of Water Science, LLC. and a major shareholder, a total of 1,153,846 shares of the Company’s $0.0001 par value common stock for a total of $1.5 million cash, or $1.30 per share. As part of the transaction, Mr. Ullrich and Water Science agreed that this transaction would not cause an adjustment to the conversion price of the Senior Convertible Note issued to Water Science in September 2005, nor would it cause an adjustment to the exercise price of the warrants issued to Water Science in September 2005. The Company paid $30,000 to a placement agent in connection with this stock sale, which was netted against the proceeds.

In August 2006, the Company issued 75,000 shares of the Company’s common stock to three employees (25,000 shares each) upon their exercising of outstanding stock options. Each option was exercised at $0.01 per share. The Company received proceeds of $750.

In May 2006, the Company sold and issued to Water Science, LLC, a Florida limited liability company (“Water Science”), a total of 1,600,000 shares of the Company’s $0.0001 par value common stock for a total of $4 million cash, or $2.50 per share. As part of the transaction, Water Science agreed that this transaction would not cause an adjustment to the conversion price of the Senior Convertible Note issued to Water Science in September 2005, nor would it cause an adjustment to the exercise price of the warrants issued to Water Science in September 2005. The Company also issued to Water Science warrants to purchase up to 6,400,000 shares of the Company’s $0.0001 par value common stock in exchange for the payment of $2.76 per share.  The Company paid $240,000 to a placement agent in connection with this stock sale, which was netted against the proceeds.

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

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMON STOCK - (Continued)

In April 2006, the Company issued 25,000 shares of the Company’s common stock to an employee for services valued at $2.00 per share, or $57,500.

In January 2006, the Company issued a total of 76,670 shares of the Company’s common stock for services to three consultants valued at $2.58 per share or $197,809.

During the year ended December 31, 2006, the Company issued 775,000 options to employees to purchase common stock in the Company for services. The Company also recognized an expense of $1,162,439 related to past options granted to employees pursuant to FAS 123(R).

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

During the year ended December 31, 2005, the Company issued 67,986 shares of common stock for conversion of warrants. The Company received a total of $58,274 in payment for the shares, or approximately $0.86 per share.

During the year ended December 31, 2005, the Company issued 596,665 warrants to purchase common stock in the Company for consulting and advisory services valued at approximately $3.19 per warrant, or $1,903,613.

During the year ended December 31, 2005, the Company issued 60,000 shares of common stock for services valued at approximately $3.21 per share, or $192,500.

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

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMON STOCK (continued)

A summary of the status of the options and warrants granted at December 31, 2006 and 2005, and changes during the years then ended is presented below.

	For the Years Ended December 31,
	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	4,678,293	2.77	1,005,481	2.29
Granted	7,900,000	2.58 3,672,812	2.66
Exercised	(75,000)	0.01	-	-
Forfeited	-	-	-	-
Expired	(577,500)	3.00	-	-
Outstanding at end of period	11,925,793	$2.57	4,678,293	$2.58
Weighted average fair value of
options granted during the period	7,900,000	$2.50	3,672,812	$2.66

A summary of the status of the options and warrants outstanding at December 31, 2006 is presented below:
	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of		Weighted-Average	Weighted-Average		Weighted-Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$.01-.50	810,000	2.9 years	$0.08	810,000	$0.08
1.00 -1.99	815,000	3.7 years	1.38	315,000	1.50
2.00 -2.99	8,975,000	2.3 years	2.76	8,975,000	2.76
3.00 -3.99	807,417	3.2 years	3.29	807,417	3.29
4.00 -4.99	255,000	2.8 years	4.00	255,000	4.00
5.00 - 5.50	263,376	2.9years	5.15	263,376	5.15
$.01-5.50	11,925,793	2.5 years	$2.57	11,425,793	$2.65

The fair value of each warrant granted is estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the grants during 2006: risk-free interest rate of between 4.60% and 5.02%, expected dividend yield of zero, expected lives of three to ten years and expected volatility of between 59.76% and 91.21%. The following assumptions were used for options granted during 2005: risk-free interest rate of between 3.53% and 4.70%, expected dividend yield of zero, expected lives of years and expected volatility of between 54.50% and 81.58%.

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2006 and 2005, the total of all deferred tax assets was approximately $10,361,000 and $7,332,000, respectively, and the total of the deferred tax liabilities was approximately $0 and $0, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company established a valuation allowance of approximately $10,361,000 and $7,332,000 as of December 31, 2006 and 2005, respectively, which has been offset against the deferred tax assets. The net change in the valuation allowance during the year ended December 31, 2006, was $3,029,000.

The Company has available at December 31, 2006, unused tax operating loss carryforwards of approximately $21,700,000, which may be applied against future taxable income and expire in various years through 2026.

The components of income tax expense from continuing operations for the years ended December 31, 2006 and 2005, consist of the following:

	Year Ended December 31,
	2006	2005
Current income tax expense:
Federal	$-	$-
State	-	-
Net current tax expense	-	-
Deferred tax expense (benefit) arising from:
Excess of tax over financial accounting depreciation	$32,024	$(30,397)
Accrued compensation and taxes	69,826	(28,870)
Reserve for bad debts	1,865	(11,190)
Contribution carryover	-	(3,581)
Warranty reserve	(2,075)	(612)
Deferred income	74,600	(351,242)
Obsolete inventory	(35,858)	(111,527)
Compensation (Options)	(700,233)	(713,405)
Net operating loss carryforwards	(2,468,710)	(2,674,798)
Valuation allowance	3,028,561	3,925,622

Net deferred tax expense	$-	$-

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES (continued)

A reconciliation of income tax expense from continuing operations at the federal statutory rate to income tax expense from continuing operations at the Company’s effective rate is as follows:
	Year Ended December 31,
	2006	2005
Computed tax at the expected federal statutory rate	34.00%	34.00%
State income taxes, net of federal income tax benefits	3.30	3.30
Deferred income	(4.16)	-
Derivative loss	3.16	(6.63)
Other	(6.02)	(1.04)
Valuation allowance	(30.28)	(29.63)
Effective income tax rates	0.00%	0.00%

The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 2006 and 2005:
	2006	2005
Excess of tax over book accounting depreciation	$(21,025)	$10,999
Obsolete inventory	155,218	119,360
Accrued compensation	6,714	76,540
Warranty reserve	38,181	36,106
Contribution carryover	7,124	7,124
Deferred income	276,642	351,242
Compensation (options)	1,791,837	1,091,604
Reserve for bad debt	9,325	11,190
NOL carryforwards	8,097,009	5,628,299

NOTE 14 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases two buildings and equipment under various operating leases, which generally have renewal options of one to five years. Rental Expense for the years ended December 31, 2006 and 2005 was $166,730 and $243,813, respectively.

Future minimum lease payments for the years ending December 31, are as follows:

2007	$215,580
2008	177,234
2009	50,480
2010	740
2011	-
$444,034

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES - (continued)

LITIGATION

The Company was a party to one lawsuit, Kirby D. Cochran vs. EAU Technologies, Inc., in the Third Judicial District Court, Salt Lake County, case number 050920678. This matter related to an alleged breach of contract by the Company. The Company has entered into a “Stipulation for Entry of Judgment,” (the “Stipulation”) whereby it agreed to pay the plaintiff $83,500 as follows: $25,000 upon the execution of the Stipulation (which has been paid), and $58,500 on or before September 16, 2006. All payments required under the Stipulation were paid on time.

OTHER COMMITMENTS

Product Supplier Agreement - The Company entered into an amended exclusive licensing and product supplier agreement with Zerorez, an affiliated entity, to provide Zerorez with its Primacide water solutions and water generator for its carpet cleaning franchisees. The Company is committed to sell to Zerorez the Primacide B water generator for over the next 5 years under the agreement, ending on December 31, 2011. The agreement allows for the automatic renewal of the agreement for three (3) terms of five year terms, unless both parties agree to the cancellation of the agreement.

In September 2005, the Company entered into an exclusive license and distribution agreement with Water Sciences LLC, a related party, in exchange for receiving $1,000,000 and future royalty payments. Under the agreement, the licensee was granted the exclusive right to commercialize and develop the Company’s low-cost, non-toxic electrolyzed oxidative fluids used for cleaning, disinfection, remediation and hydration and to manufacture, distribute and sell the products to certain territories within Central and South America. Royalty payments under the agreement range from 2% - 5% depending on the annual sales volume of the licensee. This agreement automatically renews each year and shall remain in effect unless sooner terminated by the Company or licensee.

Management has determined that certain stock options and warrants granted for services may not have been properly treated for income tax withholding purposes. Management is reviewing all granted options and warrants with professional tax accountants to determine the proper treatment. In addition, in the past the Company has classified several consultants and officers as independent contractors for federal and state tax purposes. This classification could be challenged by the applicable taxing authorities for some or all of these individuals. Management believes that it is reasonably estimatable and probable that the amount of liability to the Company will be $200,000. The Company has estimated the potential tax liability as a range between $129,000 and $524,000.

NOTE 15 - DISCONTINUED OPERATIONS

In September 2006, the Company sold our investment in Equilease, Inc. (“Equilease”) to EOWORP, L.L.C., (“EOWORP”) a related party. Equilease provided equipment financing for certain Zerorez franchisees, also related parties. The sole assets of Equilease were Notes Receivables. The Company was the sole owner of Equilease and had consolidated the operations of Equilease into the Company’s books. The terms of the agreement called for EOWORP to pay to the Company the current value of the Notes Receivables held by Equilease. Further, EOWORP agreed to pay off other certain payables owed to the Company by Zerorez, a related party. The total cash consideration paid to the Company was $452,559. The Company recognized income from operations of discontinued operations in the amount of $28,248 and $36,339 for the years ended December 31, 2006 and 2005, respectively. The Company recorded a loss on disposal of discontinued operations in the amount of $50.

The following is a summary of the results of operations for Equilease:

	Year Ended
	December 31,
	2006	2005
Interest Income	$28,248	$43,847

Loss on disposal of discontinued operations	(50)	-

Net Income	$28,198	$43,847

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - DISCONTINUED OPERATIONS - (continued)

The following is a summary of the results of operations for Equilease:

	Year Ended
	December 31,
	2006	2005
Interest Income	$28,248	$43,847
Loss on disposal of discontinued operations	(50)	-
Net Income	$28,198	$43,847

NOTE 16 - GOING CONCERN

The Company has incurred significant losses and has had negative cash flows from operations. As a result, at December 31, 2006, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations. Management is seeking to obtain sufficient funding for its operations through either debt or equity financing. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses. Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

NOTE 17 - LOSS PER SHARE

Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. At December 31, 2006, the Company had outstanding warrants and notes payable convertible into shares of common stock, which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.
The following data shows the amounts used in computing loss per share:

	For the Years
	Ended December 31,
	2006	2005
Loss from operations available to
Common shareholders (numerator)	$(8,515,357)	$(13,248,250)
Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	10,541,203	8,602,812
Loss per share	(0.81)	(1.54)

EAU TECHNOLOGIES, INC.
(Formerly Electric Aquagenics Unlimited, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - LOSS PER SHARE - (continued)

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $1,162,439 related to employee stock options issued and vesting during the period. During the year ended December 31, 2005, the Company recognized $602,100 in compensation expense related to other stock options.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for the year ended December 31, 2006 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.

NOTE 18 - SUBSEQUENT EVENTS

On October 27, 2006, the Company entered into a stock purchase agreement with Peter F. Ullrich, a shareholder of the Company, whereby Mr. Ullrich agreed to purchase a total of 2,307,692 newly issued shares of $0.0001 par value common stock of the Company for a purchase price of $1.30 per share in a private transaction, for total consideration of $3,000,000. Under the terms of the agreement, Mr. Ullrich purchased 1,153,846 shares on October 27, 2006 and will purchase the remaining 1,153,846 shares in January, 2007. As part of the transaction, Water Science agreed that this transaction would not cause an adjustment to the conversion price of the Senior Convertible Note issued to Water Science in September 2005, nor would it cause an adjustment to the exercise price of the warrants issued to Water Science in September 2005. On January 10, 2007, the Company completed the stock purchase agreement with Mr. Ullrich.

In March 2007, the Company signed a non-binding Letter of Intent with an unrelated third party to explore the possible sale of the Company’s Consumer Products division.

In March 2007, we were served a summons notifying us of a lawsuit that has been started against us and Zerorez, a related party, in the King County District Court, in the State of Washington. This matter involves a product sold and applied by a franchisee of a related party. The complaint alleges unspecified amounts of damages, and treble damages under the Washington Consumer Protection Act. The complaint erroneously alleges that Zerorez is owned by the Company. We are in the early stages of investigating this complaint. The Company intends to vigorously defend this matter.