Form 10QSB
period 2007-03-31
EAU TECHNOLOGIES, INC.
filed 2007-05-15
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

000-51807
(Commission File No.)

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

As of April 20, 2007, the Registrant had 13,467,187 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-QSB
March 31, 2007

PART I - FINANCIAL INFORMATION

EAU TECHNOLOGIES, INC.

BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$209,334	$206,094
Accounts receivable, net	94,004	134,225
Accounts receivable - related party, net	205,602	219,479
Pre-paid expense	13,956	15,641
Inventory, net	2,515,591	2,502,263

Total current assets	3,038,487	3,077,702

PROPERTY AND EQUIPMENT - held for sale, net of
accumulated depreciation of $278,083 and $0	330,503	-

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $184,889 and $406,919	286,597	633,477

OTHER ASSETS
Deposits	13,465	27,344
Restricted cash	240,000	-
Intellectual property - held for sale	1,146,668	-
Intellectual property	44,715	1,191,238

Total other assets	1,444,848	1,218,582

Total assets	$5,100,435	$4,929,761

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$667,192	$738,666
Accrued expenses	509,736	560,166
Warranty reserve	102,362	102,362
Advance deposits on machine orders - related party	697,500	697,500
Advance deposits on machine orders	13,600	-
Current portion of long-term debt	17,778	17,778

Total current liabilities	2,008,168	2,116,472

LONG TERM LIABILITIES

Long term debt, net of current portion	73,746	79,424
Senior convertible note payable - related party, net of discounts of $1,458,333 and $1,708,333	1,541,667	1,291,667
Deferred licensing revenue - related party	691,667	741,667
Derivative liability - related party	4,617,875	4,639,312

Total long term liabilities	6,924,955	6,752,070

Total Liabilities	8,933,123	8,868,542

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 13,467,187 and 12,313,341 issued and outstanding, respectively	1,347	1,232
Additional paid in capital	28,803,386	27,151,279
Accumulated deficit	(32,637,421)	(31,091,292)

Total stockholders’ equity (deficit)	(3,832,688)	(3,938,781)

Total liabilities and stockholders’ equity (deficit)	$5,100,435	$4,929,761

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2007	2006
NET SALES - RELATED PARTY	$58,448	$284,619

NET SALES	158,992	232,772

TOTAL SALES	217,440	517,391

COST OF GOODS SOLD	73,057	319,746

GROSS PROFIT	144,383	197,645

OPERATING EXPENSES
Depreciation and amortization	57,247	54,880
Research and development	73,600	34,779
General and administrative	1,302,316	1,967,403

Total operating expenses	1,433,163	2,057,062

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,288,780)	(1,859,417)

OTHER INCOME (EXPENSE)
Interest expense	(284,244)	(289,106)
Interest income	6,174	4,164
Gain (loss) on derivative liability	21,437	22,407
Other income (expense)	(716)	-

Total other income (expense)	(257,349)	(262,535)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,546,129)	(2,121,952)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(1,546,129)	(2,121,952)

DISCONTINUED OPERATIONS:

Income from operations of discontinued operations (Net of $0 in income taxes)	-	9,937

(Loss) on disposal of discontinued operations (Net of $0 in income taxes)	-	-

GAIN FROM DISCONTINUED OPERATIONS	-	9,937

NET LOSS	$(1,546,129)	$(2,112,015)

NET LOSS PER SHARE CONTINUING OPERATIONS	$(0.12)	$(0.23)

NET INCOME PER SHARE DISCONTINUED OPERATIONS	$-	$0.00

WEIGHTED AVERAGE OF SHARES OUTSTANDING	13,338,982	9,322,825

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY(DEFICIT)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2006	12,313,341	$1,232	$27,151,279	$(31,091,292)	$(3,938,781)

Issuance of 1,153,846 shares for cash of $1,500,000	1,153,846	115	1,499,885	-	1,500,000

Issuance and vesting of options and warrants for services	-	-	152,222	-	152,222

Net loss for the three months ended March 31, 2007	-	-	-	(1,546,129)	(1,546,129)

Balance, March 31, 2007	13,467,187	$1,347	$28,803,386	$(32,637,421)	$(3,832,688)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,546,129)	$(2,112,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	57,247	54,880
Warrants and options issued for services	152,222	323,786
Discount of note payable	250,000	250,000
Loss on disposal of assets	716	73,291
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	40,221	(63,635)
(Increase) decrease in accounts receivable - related party	13,877	(1,139)
Decrease in pre-paid expense	1,685	-
(Increase) in inventory	(13,328)	(245,742)
(Increase) decrease in deposits	13,879	(11,169)
(Increase) in restricted cash	(240,000)	-
Increase (decrease) in accounts payable	(70,431)	(129,526)
Increase (decrease) in accrued expenses	(50,430)	48,738
Increase in advance deposits on machine orders - related party	-	697,500
Increase in advance deposits on machine orders	13,600	-
(Decrease) in deferred revenue	(50,000)	(50,000)
(Decrease) in derivative liability	(21,437)	(22,407)
Net cash used in operating activities	(1,448,308)	(1,187,438)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(42,629)	(9,749)
Payments received from notes receivable	-	9,425
Payments (Advances to) notes receivable - related party	-	11,173
Intellectual property disbursements	(145)	(2,505)
Net cash provided (used) in investing activities	(42,774)	8,344
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(5,678)	(9,178)
Proceeds from advance on sale of stock - related party	-	1,000,000
Proceeds from issuance of common stock - related party	1,500,000	-
Net cash provided by financing activities	1,494,322	990,822
NET INCREASE (DECREASE) IN CASH	3,240	(188,272)
CASH and cash equivalents, beginning of period	206,094	681,348

CASH and cash equivalents, end of period	$209,334	$493,076

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	Three Months Ended
	March 31,
	2007	2006

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$8,934	$7,962
Income Taxes	$-	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities:

Common stock issued for services	$-	$-
Warrants and stock options issued for services	$152,222	$323,786

See notes to financial statements.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In management’s opinion all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE 2 - RESTRICTED CASH

In November 2006 the Company entered into an employment agreement with Wade Bradley, the Company’s CEO. Pursuant to the agreement the Company has deposited $240,000 with an escrow agent. The Company has recognized this amount as restricted cash on the Company’s financial statements.

NOTE 3 - INVENTORIES

The composition of inventories is as follows at:

	March 31,	December 31,
	2007	2006
Finished goods	$638,978	$543,336
Raw materials	2,292,748	2,375,062
Allowance for obsolete inventory	(416,135)	(416,135)

	$2,515,591	$2,502,263

NOTE 4 - SENIOR CONVERTIBLE DEBT

In September 2006, the Company entered into a Senior Convertible Note with a third party in exchange for $3,000,000. Pursuant to the debt agreement, the note accrues interest at the rate of 3% per annum and is due, principal and interest together, on September 16, 2008. No principal or interest payments need to be paid during the loan period. The note may be converted into 1,000,000 shares of the Company’s $0.0001 par value common stock prior to the maturity date, and at any time, by the holder at a price per share equal to $3.00 per share, subject to certain other conversion adjustments. In connection with the issuance of the Note, the Company also granted a three year warrant to purchase up to two (2) million shares of the Company’s $0.0001 par value common stock for a purchase price of $2.76 per share. The exercise price of these warrants is to be adjusted if the Company should issue stock for less than the original exercise price.

Because of the feature wherein the conversion price is reset if shares are issued at a price less than the fixed conversion price, and pursuant to EITF 00-19, the Company has elected to bifurcate the conversion feature from the debt host and accounts for the feature as a derivative liability with changes in fair value being recorded in the income statement. The fair value of the derivative liability is estimated using the Black-Scholes pricing model, with the following assumptions at March 31, 2007: risk-free interest rate of 4.0%, expected dividend yield of zero, expected life of 2.96 years and expected volatility of 71.08%. As of March 31, 2007, the value of the derivative liability is $4,617,875.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

Sales to Affiliates - Water Science, who has exclusive rights to sell our products in South America and Mexico, is a major shareholder of the Company. Water Science is controlled by Peter Ullrich, who was appointed to the Company’s Board of Directors in April 2007. Water Science by agreement may purchase machinery from the Company at cost plus 25 percent. During the three months ended March 31, 2007, the Company sold approximately $8,448 in products and services related to the installation of machines to Water Science. During the three months ended March 31, 2006, the Company sold approximately $234,219 in products to an entity related to Water Science. Further, the Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at March 31, 2007. In connection with the sales of the machines and products, the Company has recorded approximately $205,602 in accounts receivable at March 31, 2007.

Senior Note Payable - In September 2006, the Company entered into a Senior Convertible Note with Water Science in exchange for $3,000,000 (see Note 3). For the three months ended March 31, 2007, the Company recognized $22,500 in interest expense related to the Senior Note. The Company also recognized $250,000 in interest expense due to the discount of this note and the beneficial conversion feature. The Company has recorded a gain of approximately $21,437 in the change of the derivative liability to fair market value for the three months ended March 31, 2007.

Licensing Fee - In September 2006, the Company received $1,000,000 in exchange for providing Water Science exclusive licensing and distribution rights for a five-year term for a specified market area. The agreement provides termination rights by Water Sciences and a pro rata refund of the fee. The Company recognizes the fee on a pro rata basis over the life of the agreement. The Company recognized $50,000 for the three months ended March 31, 2007.

Amended Licensing Agreement - On January 10, 2007, the Company entered into an Amended and Restated License Agreement (the “Amended License Agreement”) with Zerorez Franchising Systems, Inc., a Nevada corporation (“Zerorez”). Zerorez is an affiliated entity having similar shareholders and who was founded by the same individuals who founded the Company. John Hopkins, William Warwick and Jay Potter are shareholders of Zerorez. Mr. Hopkins is also a board member and franchisee of Zerorez. Until January 2007, Mr. Hopkins was a director of the Company. Messrs. Warwick and Potter are directors of the Company. The Company has had a license agreement with Zerorez since March, 2001, as disclosed in the Company’s previous reports as filed with the SEC. As revised, the Amended License Agreement provides a licensing arrangement whereby Zerorez and its franchisees may use the Company’s equipment and technology to produce electrolyzed fluids for use in carpet cleaning and related applications, at rates that are set forth in the agreement. The Amended License Agreement has a term of five years with automatic renewal clauses for three additional five-year terms. Generally, neither party may terminate the agreement unless there is a breach by, or consent from, the other party. During the quarter ended March 31, 2007, Zerorez paid $0 to the Company under the agreement.

Escrow Arrangement with Chief Executive Officer - In October 2006, the Company entered into an escrow agreement with the Chief Executive Officer. Pursuant to the escrow agreement, to secure the Company’s obligation to make the Severance Payment, the Company is required to deposit, at its election, either (1) cash in the amount of $240,000 or (2) an irrevocable letter of credit with a face amount of $240,000, with an agreed upon escrow agent who shall hold such funds (or letter of credit) in escrow. In January 2007, the Company elected to deposit $240,000 in cash with an escrow agent. The escrow agreement provides different scenarios upon which either the Company or the Chief Executive Officer shall be entitled to interest on the escrowed funds.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK

On October 25, 2006, the Company entered into a stock purchase agreement with Peter F. Ullrich, a shareholder of the Company, whereby Mr. Ullrich agreed to purchase a total of 2,307,692 newly issued shares of $0.0001 par value common stock of the Company for a purchase price of $1.30 per share in a private transaction, for total consideration of $3,000,000. Under the terms of the agreement, Mr. Ullrich purchased 1,153,846 shares on October 25, 2006 and the remaining 1,153,846 shares on January 2, 2007.

NOTE 7 - GOING CONCERN

The Company has incurred significant losses and has had negative cash flows from operations. As a result, at March 31, 2007, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations. Management is seeking to obtain sufficient funding for its operations through either debt or equity financing. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses. Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

Our auditors have issued their Independent Registered Public Accountants’ Report on the Company's consolidated financial statements for the fiscal year ended December 31, 2006 with an explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based-Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options  and stock purchases related to the Company’s employee stock option and award plans based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees” (“APB25”) for periods beginning in fiscal 2006. In March 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three month period ended March 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three month period ended March 31, 2007 and 2006 was $152,222 and $323,786, respectively, related to employee stock options issued and vesting during the period.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Fully Diluted Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended
	March 31,
	2007	2006

Loss (numerator)	$(1,546,129)	$(2,112,015)
Shares (denominator)	13,338,982	9,322,825
Per share amount	$(0.12)	$(0.23)

The Company’s outstanding stock options have been excluded from the basic net loss per share calculation for the three month period ended March 31, 2007 and 2006, because they are anti-dilutive.

The following table is a summary of the status of the warrants and options granted for the three months ended March 31, 2007:

	Number	Weighted
	of Options	Average Exercise
	and Warrants	Price
Outstanding at beginning of period	11,925,793	$2.57
Granted	-	-
Exercised	-	-
Forfeited	(7,500)	3.50
Expired	(438,251)	3.17
Outstanding at end of period	11,480,042	$2.51

A summary of the status of the warrants outstanding at March 31, 2007 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$.01-.50	810,000	2.7 years	$0.08	810,000	$0.08
1.00-1.99	815,000	3.5 years	1.38	415,000	1.45
2.00-2.99	8,975,000	2.1 years	2.76	8,975,000	2.76
3.00-3.99	361,666	6.7 years	3.44	361,666	3.44
4.00-4.99	255,000	2.5 years	4.00	255,000	4.00
5.00-5.50	263,376	2.7 years	5.15	263,376	5.15

$.01-5.50	11,480,042	2.4 years	$2.51	11,080,042	$2.62

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The fair value of each warrant granted is estimated on the date granted using the Black-Scholes pricing model, with the following assumptions for warrants issued in 2007: risk-free interest rate of between 4.6% and 4.99%, expected dividend yield of zero, expected lives of 3 and 5 years and expected volatility of between 59.76 % and 89.54%.

NOTE 9 - SALE OF DIVISION

In March 2007, the Company signed a non-binding Letter of Intent with an unrelated third party to explore the possible sale of the Company’s Consumer Products division. In accordance with SFAS 144, the related assets, which consist of property and equipment and intellectual property, have been reclassified as held-for-sale.

NOTE 10 - SUBSEQUENT EVENTS

In April 2007, we received a $1 million advance from Water Science, a related party.

In May 2007, the Company entered into a termination agreement related to the cancellation and reissuance of the existing warrants (“Original Warrants”) to purchase a total of 8.4 million shares of $0.0001 par value common stock of the Company, at a price of $2.76 per share, held by Water Science. The Company granted to Water Science replacement warrants to purchase 8.4 million shares of common stock at a price of $1.30 per share, with an expiration date of May 9, 2010. The Company has a right to require Water Science to exercise one of the warrants for up to 3,230,769 shares; the Company may exercise the put right from time to time, but not more often than once per month.

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

Overview

EAU TECHNOLOGIES, INC., previously known as Electric Aquagenics Unlimited, Inc. (referred to herein sometimes as “EAU,” “we,” “us,” or the “Company”), is in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create fluids. These fluids have various commercial applications and may be used in commercial food processing organic or non-organic agricultural products that clean, disinfect, remediate, hydrate and moisturize. The processes for which these fluids may be used are referred to in this Report (this “Report”) as the “EOW Technology.” For example, we believe that our food and agricultural treatment products potentially may be used to systemically treat all facets and phases of the food chain, from soil to animal feed to meat processing, by eliminating dangerous and unhealthy pathogens from the food chain with organically based and highly effective solutions. We make the claim that our products are “non-toxic”. We can do this because at the levels we employ our technology, our studies both internal as well as through third parties show no toxicity. In addition, our internal studies show no residual active ingredient in the gray water of the facilities that we have tested in. We believe that this will allow our future customers to fall within the regulations of the National Organic Program to use the term “organic processor”. Further studies are in progress to make more specific claims.

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

We have obtained patent protection on two separate facets of electrolyzed fluids as well as the water generating technology. Those facets are how the fluids are used and how they are stabilized for use in different applications. Additionally, we have patents pending on poultry processing, and we have several provisional patent pending applications filed to protect new processes and products, as described herein. Previously, the Company’s revenues had been primarily generated from equipment sales to the carpet and living surfaces industries, and some consumer product sales. In 2006, we saw our first sales in the agriculture segment. All of which were to Water Science, LLC, a related party, a company set up primarily to market Empowered Water™ in Latin America. Currently we are seeking to expand those markets as well as introducing what we have learned in Latin America to the United States. We will continue to seek to derive future EOW Technology revenues from leasing the technology as well as from recurring fees charged to customers based on per-unit or per-gallon of fluid used after equipment is installed. EAU does not intend to sell the equipment outright to unrelated customers. Additionally, we will seek to introduce our technology to meat and poultry processing by leveraging the development and trials that we concluded here in the United States.

We have shipped and installed four of the nine units ordered from Water Sciences, LLC. The units have been installed in Ecuador, Costa Rica, Mexico and Colombia. Shipment dates and locations of the remaining units have yet to be determined by Water Sciences. Water Sciences is currently using Empowered Water™ fluids in various agricultural channels.

We are currently installed in four Whole Foods Market (WFM) stores in the South Region. These stores are using the Empowered Water™ in three areas of the store: floral, fresh cut produce and leafy vegetable rinse area. In January 2007, the Company entered into an amended exclusive licensing and product supplier agreement with Zerorez Franchising Systems, Inc. (Zerorez), a previously affiliated entity, to provide Zerorez with its Primacide water solutions and water generator for its carpet cleaning franchisees. The Company has sold Empowered Water™ generators to over 30 franchises. The Company is committed to sell to Zerorez the Primacide B water generator over the next 5 years under the agreement, ending on December 31, 2011. The agreement allows for the automatic renewal of the agreement for three (3) terms of five year terms, unless both parties agree to the cancellation of the agreement.

In 2005, we entered into an agreement with Tyson Foods, Inc., to test our EOW Technology and EO Fluids (the “EOW System”) in its Shelbyville, Tennessee, poultry processing plant. In March, 2006, our EOW System trial was completed. The trial yielded significant results in killing salmonella on the processed poultry. Independent testing analysis conducted by ABC Research, Inc., in Gainesville, Florida, revealed pre-chill microbial reduction was significantly below the Food Safety Inspection Service (the enforcement arm of the USDA; “FSIS”) allowable limit. From these results we have successfully completed phase I of our USDA Online Reprocessing (OLR) Certification. The EAU Technologies OLR intervention also tested well showing a statistically significant difference between control and test groups. EAU plans to move forward into the second phase of USDA testing with two unidentified processors. According to the USDA rules EAU can charge for the next two facilities which would double as further test sites for On-line Reprocessing approval. Once EAU receives similar results in these two subsequent trial sites EAU may commence a full sales effort in this channel.

Our operations are currently funded by a combination of revenues and capital funding.

Financial Position and Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Financial Position

The Company had $209,334 in cash as of March 31, 2007, compared to $206,094 at December 31, 2006. We also had $240,000 in restricted cash related to an escrow agreement. Our working capital as of March 31, 2007 was $1,030,319 compared to $961,230 at December 31, 2006. The Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at March 31, 2007. This will be reduced as the Company delivers machines on order to Water Science, a related party. Water Science, who has exclusive rights to sell our products in Central and South America is also an affiliate of the Company, by agreement may purchase machinery from us at cost plus 25 percent. These deliveries are targeted to occur during the second and third quarters of 2007. Long term debt increased 18%, from $1,371,091 at December 31, 2006 to $1,615,413 at March 31, 2007, or $244,322. The primary increase is a result of the discount of the Senior Note Payable, which was $250,000 for the three months ended March 31, 2007. At March 31, 2007, our stockholders’ deficit was $3,832,688.

Summary of select balance sheet information follows:

	March 31, 2007	December 31, 2006
Balance Sheet Data:	(Unaudited)
Cash and Cash Equivalents	$209,334	$206,094
Total Current Assets	3,038,487	3,077,702
Total Assets	5,100,435	4,929,761
Total Current Liabilities	2,008,168	2,116,472
Long Term Debt	1,615,413	1,371,091
Total liabilities and stockholders’ equity	$5,100,435	$4,929,761

Results of Operations for the Three months ended March 31, 2007 and 2006

Revenues and Net Income

The Company had total revenues of $217,440 for the three months ended March 31, 2007, which represents a decrease of 58% from the $517,391 in total revenues for the same period one year earlier. 45%, or $234,619, of the total revenues for the three months ended March 31, 2006 was from products unrelated to the Company’s core technology. In an effort to streamline our corporate focus and our business plan, the Company is no longer marketing products that are not directly related to its core competencies, which is the development of Empowered Water™ technologies.

Net loss for the three months ended March 31, 2007 was $1,546,129, or a loss of $0.12 per share, compared with a net loss of $2,112,015, or $0.23 per share for the same period in 2006. The majority of the decrease in the loss per share over the comparable period in 2006 was due to decreased general and administrative expenses, as discussed below. The current quarter net loss includes $284,244 in interest expense, compared to $289,106 in 2006. This is due to interest expense related to the senior note payable entered into in September 2005.

General and Administrative Expenses

The Company’s general and administrative expenses totaled $1,302,316 during the three months ended March 31, 2007, compared to $1,967,403 during the three months ended March 31, 2006, for a decrease of $665,087, or 34%. General and administrative expense for 2007 consist primarily payroll and other compensation expense ($712,212), legal and professional fees ($214,949) and travel related expenses ($68,421). The Company has implemented tighter controls to reduce its general and administrative expenses by reducing any unnecessary expenses, reducing payroll expense and is challenging all of its expenditures.

Research and Development

Research and development expenses incurred during the three month period ended March 31, 2007 increased $38,821 or 111%, from $34,779 in 2006 to $73,600 in 2007. It is anticipated that the Company’s research and development expenditures will continue at approximately this same level or a little higher due to research it intends to continue in the agriculture markets. While the Company will continue to conduct research to improve its products and their performance, it believes it has developed proven products that have commercial value in its targeted markets.

Summary of select income statement information follows:

	Three months ended March 31,
	2007	2006	Better (Worse)	Percent Change
Revenue, net	$217,440	$517,391	$(299,951)	58%
Gross profit	144,383	197,645	(53,262)	27%
Operating loss	1,288,780	1,859,417	570,637	31%
Net loss	1,546,129	2,112,015	565,886	27%
Loss per share	0.12	0.23	0.11	48%

Liquidity and Capital Resources

At March 31, 2007, we had cash and cash equivalents of $209,334, compared to $206,094 at December 31, 2006. We have had continuing operating losses of $1,288,780 for the three months ended March 31, 2007, compared with operating losses of $1,859,417 for the three months ended March 31, 2006. The net loss per share for the first quarter of 2007 was $0.12 compared to a loss of $0.23 per share for the same period in 2006. The decrease is attributable to reduced operating expenses and a higher weighted-average of shares outstanding during 2007. Our working capital as of March 31, 2007 was $1,270,319 for reasons discussed above under financial position.

Net cash used in operating activities in the three month period ended March 31, 2007 was $1,448,308, a 22% increase, compared to $1,187,438 for the same period in 2006. The primary uses of cash were an increase in restricted cash of $240,000, a decrease in accrued expenses of $50,430 and a decrease in accounts payable of $70,431.

At March 31, 2007, the Company’s inventory was $2,515,591, compared to $2,502,263 on hand at December 31, 2006. The Company is in the process of building machines for Water Science, LLC, a related party, and other customers for expected deliveries in the second half of 2007 and has increased its inventory over the December 31, 2006 inventory levels due to ordering components for these machines.

The operating outflow of cash was reduced by the Company issuing warrants and stock options in lieu of cash during the quarter of $152,222. The Company adopted SFAS 123(R), effective January 1, 2006, and now expenses stock options given to employees. The Company recognized a non-cash increase from the discounting of the Company’s note payable to Water Science, LLC of $250,000. (See Note 4 to the Company’s unaudited financial statements.) Further, the Company recognized a non-cash decrease in the derivative liability of $21,437, due to changes in the Black-Scholes value of the liability.

The Company used $42,774 in cash flows from investing activities during the period ended March 31, 2007 as compared to a cash inflow of $8,344 for the same period in 2006. During 2007, the cash flows consisted of $42,629 used to purchase equipment and investments in intellectual property and patents of $145. This compares to, $20,598 net cash received from notes receivables, $9,749 used to purchase equipment and $2,505 used to invest in intellectual property and patents for the comparable period in 2006.

Cash flows from financing activities provided the Company $1,494,322 and $990,822 for the three months ended March 31, 2007 and 2006, respectively. This is primarily a result of the Company’s continued sales of its common stock to fund operations. The Company raised $1,500,000 and $1,000,000 from the sale of stock for the three months ended March 31, 2007 and 2006, respectively. This amount was offset by payments made on notes payable in the amount of $5,678 and $9,178 in 2007 and 2006, respectively.

In March 2007, the Company signed a non-binding Letter of Intent with an unrelated third party to explore the possible sale of the Company’s Consumer Products division.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues. In April 2007, we received a $1 million advance from Water Science. In May 2007, we entered into an agreement to cancel and re-issue certain warrants to Water Science. As part of the agreement, the Company has a right to require Water Science to exercise one of the warrants for up to 3,230,769 shares at $1.30 per share; the Company may exercise the put right from time to time, but not more often than once per month. We have no commitments to fund any future capital expenditures. We expect that our current assets, along with cash generated from anticipated revenues and funds from our put right, will provide us with sufficient funding for the next twelve months. However, if we able to expand our sale of EO machines as anticipated, we may need significant additional working capital to fund that expansion. In addition, the Company continues to experience negative cash flow from operations. If the Company is unable to generate positive cash flow the ability of the Company to continue as a going concern is in substantial doubt.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  Note 1 of the notes to consolidated financial statements in Part II, Item 7 of the Company’s Annual Report on Form 10-KSB, dated December 31, 2006, describes the significant accounting policies and methods used in preparation of our consolidated financial statements.  We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates.

Recent Accounting Pronouncements

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

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 for the first quarter of 2007. The adoption of FIN 48 did not have an impact on our results of operations.

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

 Forward-Looking Statements

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. . Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risks associated with successfully developing our business in evolving markets, our need for additional capital, our continuing operating losses, the ability of our management to conduct distribution activities and sell products, possible failure to successfully develop new products, vulnerability to competitors due to lack of patents on our products, and other risk factors listed in our annual report on Form 10-KSB for the year ended December 31, 2006 and our other SEC reports. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved.

Item 3. Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.

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

The Company’s management does not expect that its disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 25, 2006, the Company entered into a stock purchase agreement with Peter F. Ullrich, a shareholder of the Company, whereby Mr. Ullrich agreed to purchase a total of 2,307,692 newly issued shares of $0.0001 par value common stock of the Company for a purchase price of $1.30 per share in a private transaction, for total consideration of $3,000,000. Under the terms of the agreement, Mr. Ullrich purchased 1,153,846 shares on October 25, 2007 and the remaining 1,153,846 shares on January 2, 2007. The sale of the securities was exempt from registration with the Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933 (the “Act”) and Rule 506 of Regulation D promulgated thereunder, in that Water Science is an accredited investor and the placement occurred without general solicitation.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of matters to Vote of Security Holders

There were no matters submitted to a vote of stockholders during the first quarter of 2007.

Item 5. Other Information

None

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

3(i).3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2007)

3(ii).1	Bylaws (Incorporated by reference from registration statement on Form SB-2 filed with the Securities and Exchange Commission on April 24, 2002 (File No. 333-86830).

10.1
Amended and Restated License Agreement dated as of January 10, 2007 by and between Electric Aquagenics Unlimited, Inc. and Zerorez Franchising Systems, Inc. (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2007)

10.2
Stock Purchase Agreement dated as of January 10, 2007 by and between Electric Aquagenics Unlimited, Inc. and Peter Ullrich (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2007)

10.3	Waiver Letter signed January 10, 2007 by Peter Ullrich (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2007)
31.1	Certification by Wade R. Bradley under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Brian D. Heinhold under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Wade R. Bradley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian D. Heinhold pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2007

EAU TECHNOLOGIES, INC.

By:	/s/ Wade R. Bradley
Wade R. Bradley Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian D. Heinhold
Brian D. Heinhold Chief Financial Officer (Principal Financial Officer)