Form 10QSB
period 2007-06-30
EAU TECHNOLOGIES, INC.
filed 2007-08-14
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of August 14, 2007, the Registrant had 13,567,187 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-QSB
June 30, 2007

PART I - FINANCIAL INFORMATION

EAU TECHNOLOGIES, INC.

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2007	2006
CURRENT ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$595,140	$206,094
Accounts receivable, net	96,582	134,225
Accounts receivable - related party, net	201,175	219,479
Pre-paid expense	20,234	15,641
Inventory, net	2,446,176	2,502,263

Total current assets	3,359,307	3,077,702

PROPERTY AND EQUIPMENT - held for sale, net of
accumulated depreciation of $311,453 and $0	297,133	-

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $210,899 and $406,919	260,662	633,477

OTHER ASSETS
Deposits	19,465	27,344
Restricted cash	240,000	-
Intellectual property - held for sale	1,146,668	-
Intellectual property	45,738	1,191,238

Total other assets	1,451,871	1,218,582

Total assets	$5,368,973	$4,929,761

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30,	December 31,
	2007	2006
CURRENT LIABILITIES	(Unaudited)	(Audited)
Accounts payable	$293,890	$738,666
Accrued expenses	435,988	560,166
Warranty reserve	102,362	102,362
Advance - related party	1,500,000	-
Advance deposits on machine orders - related party	697,500	697,500
Advance deposits on machine orders	20,950	-
Current portion of long-term debt	18,736	17,778

Total current liabilities	3,069,426	2,116,472

LONG TERM LIABILITIES

Long term debt, net of current portion	68,250	79,424
Senior convertible note payable - related party, net of discounts of $1,208,333 and $1,708,333	1,791,667	1,291,667
Deferred licensing revenue - related party	641,667	741,667
Derivative liability - related party	7,334,641	4,639,312

Total long term liabilities	9,836,225	6,752,070

Total Liabilities	12,905,651	8,868,542

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 13,567,187 and 12,313,341 issued and outstanding, respectively	1,357	1,232
Additional paid in capital	32,893,208	27,151,279
Accumulated deficit	(40,431,243)	(31,091,292)

Total stockholders’ equity (deficit)	(7,536,678)	(3,938,781)

Total liabilities and stockholders’ equity (deficit)	$5,368,973	$4,929,761

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

NET SALES - RELATED PARTY	$250,786	$309,619	$309,234	$708,219

NET SALES	261,356	276,330	420,348	395,121

TOTAL SALES	512,142	585,949	729,582	1,103,340

COST OF GOODS SOLD	241,441	361,307	314,498	681,053

GROSS PROFIT	270,701	224,642	415,084	422,287

OPERATING EXPENSES
Depreciation and amortization	59,305	50,970	116,552	105,850
Research and development	8,875	34,557	82,475	69,336
General and administrative	5,041,411	2,679,217	6,343,727	4,646,620

Total operating expenses	5,109,591	2,764,744	6,542,754	4,821,806

LOSS BEFORE OTHER INCOME (EXPENSE)	(4,838,890)	(2,540,102)	(6,127,670)	(4,399,519)

OTHER INCOME (EXPENSE)
Interest expense	(284,323)	(294,688)	(568,567)	(583,794)
Interest income	4,557	9,069	10,731	13,233
Gain (Loss) on derivative liability	(2,716,765)	636,503	(2,695,328)	658,910
Other income (expense)	41,599	15,152	40,883	15,152

Total other income (expense)	(2,954,932)	366,036	(3,212,281)	103,501

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,793,822)	(2,174,066)	(9,339,951)	(4,296,018)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(7,793,822)	(2,174,066)	(9,339,951)	(4,296,018)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS (continued)

DISCONTINUED OPERATIONS:

Income from operations of discontinued operations (Net of $0 in income taxes)	-	6,157	-	16,094

(Loss) on disposal of discontinued operations (Net of $0 in income taxes)				-

GAIN FROM DISCONTINUED OPERATIONS	-	6,157	-	16,094

NET LOSS	$(7,793,822)	$(2,167,909)	$(9,339,951)	$(4,279,924)

NET LOSS PER SHARE CONTINUING OPERATIONS	$(0.58)	$(0.21)	$(0.70)	$(0.44)

NET INCOME PER SHARE DISCONTINUED OPERATIONS	$-	$0.00	$-	$0.00

WEIGHTED AVERAGE OF SHARES OUTSTANDING	13,523,231	10,380,243	13,431,615	9,854,455

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY(DEFICIT)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2006	12,313,341	$1,232	$27,151,279	$(31,091,292)	$(3,938,781)

Issuance of 1,153,846 shares for cash of $1,500,000 (unaudited)	1,153,846	115	1,499,885	-	1,500,000

Issuance and vesting of options and warrants for services (unaudited)	-	-	217,170	-	217,170

Issuance of warrants to Water Sciences (See Note 5) (unaudited)	-	-	3,974,884	-	3,974,884

Issuance 100,000 shares for cash of $50,000 or $0.50 per share due to exercise of warrants (unaudited)	100,000	10	49,990	-	50,000

Net loss for the six months ended June 30, 2007 (unaudited)	-	-	-	(9,339,951)	(9,339,951)

Balance, June 30, 2007 (unaudited)	13,567,187	$1,357	$32,893,208	$(40,431,243)	$(7,536,678)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,339,951)	$(4,279,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	116,552	105,840
Bad debt expense	-	3,669
Warrants and options issued for services	4,192,054	1,029,192
Discount of note payable	500,000	500,000
Loss on disposal of assets	716	72,736
Gain on settlement of debt	-	(14,597)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	37,644	(28,174)
(Increase) decrease in accounts receivable - related party	18,304	(265,357)
(Increase) in pre-paid expense	(4,593)	-
Decrease (increase) in inventory	56,087	(551,594)
(Increase) decrease in deposits	7,879	(11,169)
(Increase) in restricted cash	(240,000)	-
Increase (decrease) in accounts payable	(443,733)	(375,883)
Increase (decrease) in accrued expenses	(124,178)	199,799
Increase (decrease) in warranty reserve	-	12,000
Increase in advance deposits on machine orders - related party	-	577,000
Increase in advance deposits on machine orders	20,950	-
(Decrease) in deferred revenue	(100,000)	(100,000)
Increase (decrease) in derivative liability	2,695,329	(658,909)
Net cash used in operating activities	(2,606,940)	(3,785,361)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(42,630)	(11,098)
Payments received from notes receivable	-	12,490
Payments received from notes receivable - related party	-	17,497
Intellectual property disbursements	(1,168)	(15,087)
Net cash provided (used) in investing activities	(43,798)	3,802
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(10,216)	(17,757)
Proceeds from advance on exercise of warrants - related party	1,500,000	-
Proceeds from issuance of common stock - related party	1,500,000	4,000,247
Proceeds from issuance of common stock	50,000	-
Net cash provided by financing activities	3,039,784	3,982,490
NET INCREASE (DECREASE) IN CASH	389,046	200,931
CASH and cash equivalents, beginning of period	206,094	681,348

CASH and cash equivalents, end of period	$595,140	$882,279

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	Six Months Ended June 30,
	2007	2006
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$23,567	$33,522
Income Taxes	$-	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities:

Warrants and stock options issued for services	$4,192,054	$1,029,192

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

NOTE 2 - RESTRICTED CASH

In November 2006 the Company entered into an employment agreement with Wade Bradley, the Company’s CEO. Pursuant to the agreement the Company deposited $240,000 with an escrow agent in January 2007. The Company has recognized this amount as restricted cash on the Company’s financial statements.

NOTE 3 - INVENTORIES

The composition of inventories is as follows at:

	June 30, December 31,
	2007	2006
Finished goods	$720,126	$543,336
Raw materials	2,142,185	2,375,062
Allowance for obsolete inventory	(416,135)	(416,135)

	$2,446,176	$2,502,263

NOTE 4 - SENIOR CONVERTIBLE DEBT AND DERIVATIVE LIABIILTY

In September 2005, the Company entered into a Senior Convertible Note with Mr. Peter Ullrich, currently a member of the Board of Directors, in exchange for $3,000,000. Pursuant to the debt agreement, the note accrues interest at the rate of 3% per annum and is due, principal and interest together, on September 16, 2008. No principal or interest payments need to be paid during the loan period. The note may be converted into 1,000,000 shares of the Company’s $0.0001 par value common stock prior to the maturity date, and at any time, by the holder at a price per share equal to $3.00 per share, subject to certain other conversion adjustments. In connection with the issuance of the Note, the Company also granted a three year warrant to purchase up to two (2) million shares of the Company’s $0.0001 par value common stock for a purchase price of $2.76 per share. The exercise price of these warrants is to be adjusted if the Company should issue stock for less than the original exercise price.

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

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - SENIOR CONVERTIBLE DEBT AND DERIVATIVE LIABIILTY (continued)

Because of the feature wherein the conversion price is reset if shares are issued at a price less than the fixed conversion price, and pursuant to EITF 00-19, the Company accounts for the feature as a derivative liability with changes in fair value being recorded in the income statement. The fair value of the derivative liability is estimated using the Black-Scholes pricing model, with the following assumptions at June 30, 2007: risk-free interest rate of 4.0% to 4.6%, expected dividend yield of zero, expected life of between 1.2 and 3 years and expected volatility of 71.08% to 72.07. As of June 30, 2007, the value of the derivative liability is $7,334,641.

NOTE 5 - RELATED PARTY TRANSACTIONS

Sales to Affiliates - Water Science, who has exclusive rights to sell our products in South America and Mexico, is a major shareholder of the Company. Water Science is controlled by Peter Ullrich, who was appointed to the Company’s Board of Directors in April 2007. Water Science by agreement may purchase machinery from the Company at cost plus 25 percent. During the six months ended June 30, 2007, the Company sold approximately $309,234 in products and services related to the installation and maintenance of machines to Water Science. During the six months ended June 30, 2006, the Company sold approximately $708,219 in products to an entity related to Water Science. Further, the Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at June 30, 2007. In connection with the sales of the machines and products, the Company has recorded approximately $201,175 in accounts receivable at June 30, 2007.

Senior Note Payable - In September 2005, the Company entered into a Senior Convertible Note with Water Science in exchange for $3,000,000 (see Note 3). For the six months ended June 30, 2007, the Company recognized $45,000 in interest expense related to the Senior Note. The Company also recognized $500,000 in interest expense due to the discount of this note and the beneficial conversion feature. (See Note 4)

In May 2007, the Company entered into a termination agreement related to the cancellation and reissuance of the existing warrants (“Original Warrants”) to purchase a total of 8.4 million shares of $0.0001 par value common stock of the Company, at a price of $2.76 per share, held by Water Science. The Company granted to Water Science replacement warrants to purchase 8.4 million shares of common stock at a price of $1.30 per share, with an expiration date of May 9, 2010. The Company has a right to require Water Science to exercise one of the warrants for up to 3,230,769 shares; the Company may exercise the put right from time to time, but not more often than once per month.

Licensing Fee - In September 2006, the Company received $1,000,000 in exchange for providing Water Science exclusive licensing and distribution rights for a five-year term for a specified market area. The agreement provides termination rights by Water Sciences and a pro rata refund of the fee. The Company recognizes the fee on a pro rata basis over the life of the agreement. The Company recognized $100,000 for the six months ended June 30, 2007.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

Amended Licensing Agreement - On January 10, 2007, the Company entered into an Amended and Restated License Agreement (the “Amended License Agreement”) with Zerorez Franchising Systems, Inc., a Nevada corporation (“Zerorez”). Zerorez is an affiliated entity having similar shareholders and who was founded by the same individuals who founded the Company. John Hopkins, William Warwick and Jay Potter are shareholders of Zerorez. Mr. Hopkins is also a board member and franchisee of Zerorez. Until January 2007, Mr. Hopkins was a director of the Company. Messrs. Warwick and Potter are directors of the Company. The Company has had a license agreement with Zerorez since March, 2001, as disclosed in the Company’s previous reports as filed with the SEC. As revised, the Amended License Agreement provides a licensing arrangement whereby Zerorez and its franchisees may use the Company’s equipment and technology to produce electrolyzed fluids for use in carpet cleaning and related applications, at rates that are set forth in the agreement. The Amended License Agreement has a term of five years with automatic renewal clauses for three additional five-year terms. Generally, neither party may terminate the agreement unless there is a breach by, or consent from, the other party. During the six months ended June 30, 2007, Zerorez paid $0 to the Company under the agreement.

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

Advances from Related Party - In April 2007, Water Science advanced $1,000,000 to the Company. In June 2007, Water Science advanced $500,000 to the Company. The advances are expected to be paid back by the exercise of warrants by Water Science.

NOTE 6 - CAPITAL STOCK

In May 2007, the Company issued 100,000 shares of common stock for $50,000, or $0.50 per share, to an individual upon the exercising of warrants.

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

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 - GOING CONCERN

The Company has incurred significant losses and has had negative cash flows from operations. As a result, at June 30, 2007, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations. Management is seeking to obtain sufficient funding for its operations through either debt or equity financing. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses. Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three and six month period ended June 30, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the six month period ended June 30, 2007 and 2006 was $217,170 and $1,029,192, respectively, related to employee stock options issued and vesting during the period.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Fully Diluted Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Loss (numerator)	$(7,793,822)	$(2,167,909)	$(9,339,951)	$(4,279,924)
Shares (denominator)	13,523,231	10,380,243	13,431,615	9,854,455
Per share amount	$(0.58)	$(0.21)	$(0.70)	$(0.44)

The Company’s outstanding stock options have been excluded from the basic net loss per share calculation for the three and six month period ended June 30, 2007 and 2006, because they are anti-dilutive.

The following table is a summary of the status of the warrants and options granted for the six months ended June 30, 2007:
	Number	Weighted
	of Options	Average
	and Warrants	Exercise Price
Outstanding at beginning of period	11,925,793	$2.57
Granted	8,400,000	1.30
Exercised	(100,000)	0.50
Forfeited	(8,445,000)	2.76
Expired	(463,251)	3.00

Outstanding at end of period	11,317,542	$1.51

A summary of the status of the warrants outstanding at June 30, 2007 is presented below:
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$.01-.50	685,000	2.6 years	$0.02	685,000	$0.02
1.00-1.99	9,215,000	2.9 years	1.31	8,815,000	1.31
2.00-2.99	575,000	3.6 years	2.70	575,000	2.70
3.00-3.99	324,166	6.2 years	3.43	324,166	3.43
4.00-4.99	255,000	2.3 years	4.00	255,000	4.00
5.00-5.50	263,376	2.4 years	5.15	263,376	5.15

$.01-5.50	11,317,542	3.0 years	$1.51	10,917,542	$1.52

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

NOTE 10 - SUBSEQUENT EVENTS

In August 2007, Water Science advanced the Company an additional $500,000.

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

Overview

EAU TECHNOLOGIES, INC., previously known as Electric Aquagenics Unlimited, Inc. (referred to herein sometimes as “EAU,” “we,” “us,” or the “Company”), is in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create fluids. These fluids have various commercial applications and may be used in commercial food processing organic or conventional agricultural products that clean, disinfect, remediate, hydrate and moisturize. The processes for which these fluids may be used are referred to in this prospectus as the “EOW Technology.” For example, we believe that our food and agricultural treatment products potentially may be used to systemically treat all facets and phases of the food chain, from soil to animal feed to meat processing. Our products would accomplish this by eliminating dangerous and unhealthy pathogens from the food chain with organically based and highly effective solutions. We make the claim that our products are “non-toxic”. We can do this because at the levels we employ our technology, our studies both internal as well as through third parties show no toxicity. We are conducting further studies so we can make more specific claims in the future. We also develop, manufacture and market consumer products that support a healthy lifestyle, such as our Perfect Empowered Drinking Water™ and Perfect Oxygenated Essentials™ products. EAU is currently exploring the sale of this division. At the levels employed, the fluids and products are safe for the environment and non-toxic. Our fluids and products also do not contain or leave harmful residues often associated with chemical-based supplements and disinfecting and cleaning agents. The electrolyzed fluids created by the EOW Technology (referred to herein sometimes as the “EO Fluids” or “Empowered WaterTM”) generated by our patented and patent pending specialized equipment currently replace many of the traditional products used in commercial, industrial and residential disinfecting and cleaning.

We have identified the following industries for early stage sales and marketing focus: 1) meat and poultry processing, 2) dairy production and processing and 3) agricultural grow-out and processing (“Primary Markets”). As of the date of this Report, the Company was focused on these markets because we believe that for each of these markets we have a competitive advantage, a leading strategic industry partner, and/or we can provide an attractive value-added proposition. To penetrate these markets, EAU is conducting trials that will lead to partnerships with industry leaders who can assist in rolling the technology out on a large scale. EAU has seen success in marketing its Empowered Water™ products in the consumer products industry, but doesn’t feel that this is our core competency. EAU is currently exploring the sale of this division.

We have obtained patent protection on two separate facets of electrolyzed fluids as well as the water generating technology. The facets for which we have obtained patent protection are how the fluids are used and how they are stabilized for use in different applications. Additionally, we have patents pending on poultry processing, and we have filed several provisional patent pending applications to protect new processes and products. Previously, we generated our revenues primarily from equipment sales to the carpet and living surfaces industries, and some consumer product sales. In 2006, we saw our first sales in the agriculture segment. All of these sales were made to Water Science, LLC, a company set up primarily to market Empowered Water™ in Latin America. Currently we are seeking to expand those markets as well as introducing what we have learned in those markets to the United States. We will continue to seek to derive future EOW Technology revenues from recurring fees we charge to customers based on per-unit or per-gallon of fluid used after equipment has been installed. Additionally, we will seek to introduce our technology to meat and poultry processing by leveraging the development and trials that we conducted in the United States.

We have shipped and installed five of the nine units ordered from Water Sciences, LLC. The units have been installed in Holland, Ecuador, Costa Rica, Mexico and Colombia. Shipment dates and locations of the remaining units have yet to be determined by Water Sciences. Water Sciences is currently using Empowered Water™ fluids in various agricultural channels.

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

In May 2007, we signed an agreement with a small dairy plant whereby the dairy has agreed to lease our equipment and pay a royalty for the technology beginning in August 2007. The Company has been testing our equipment in this facility for over one year. While the amounts for this agreement are not large, the Company believes that this agreement will serve as a model for expanding its presence in the dairy industry. Since then, we have also signed agreements with two other dairies to install our equipment and begin testing our equipment at their facilities. We anticipate having both dairies installed and performing over the next couple of months.

Our operations are currently funded by a combination of revenues and capital funding.

Financial Position and Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Financial Position

The Company had $595,140 in cash as of June 30, 2007, compared to $206,094 at December 31, 2006. We also had $240,000 in restricted cash related to an escrow agreement. Our working capital as of June 30, 2007 was $289,881 compared to $961,230 at December 31, 2006. The Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at June 30, 2007. This will be reduced as the Company delivers machines on order to Water Science, a related party. Water Science, who has exclusive rights to sell our products in Central and South America is also an affiliate of the Company, by agreement may purchase machinery from us at cost plus 25 percent. These deliveries are targeted to occur during the second half of 2007. Long term debt increased 36%, from $1,371,091 at December 31, 2006 to $1,859,917 at June 30, 2007, or $488,826. The primary increase is a result of the discount of the Senior Note Payable, which was $500,000 for the six months ended June 30, 2007. At June 30, 2007, our stockholders’ deficit was $7,536,678. The majority of the decrease is from the recording of the expenses related to the issuance of warrants, as discussed later.

Summary of select balance sheet information follows:

	June 30, 2007	December 31, 2006
Balance Sheet Data:	(Unaudited)
Cash and Cash Equivalents	$595,140	$206,094
Total Current Assets	3,359,307	3,077,702
Total Assets	5,368,973	4,929,761
Total Current Liabilities	3,069,426	2,116,472
Long Term Debt	1,859,917	1,371,091
Total liabilities and stockholders’ equity	$5,368,973	$4,929,761

Results of Operations for the Three months ended June 30, 2007 and 2006

Revenues and Net Income

The Company had total revenues of $512,142 for the three months ended June 30, 2007, which represents a decrease of 13% from the $585,949 in total revenues for the same period one year earlier. The loss is primarily due to the delay in shipping our EO machines to Water Science as we are awaiting shipping information. Net loss for the three months ended June 30, 2007 was $7,793,822, or a loss of $0.58 per share, compared with a net loss of $2,167,909, or $0.21 per share for the same period in 2006. The majority of the increased net loss is a result of the cancellation and issuance of warrants as part of a financing agreement entered into in May 2007. In connection with the new financing agreement, the Company recognized a net change in the derivative liability of $2,716,765 and an expense of $3,974,884. The current quarter net loss includes $284,323 in interest expense, compared to $294,688 in 2006. The majority of the interest expense is related to the senior note payable entered into in September 2005.

General and Administrative Expenses

The Company’s general and administrative expenses totaled $5,041,411 during the three months ended June 30, 2007, compared to $2,679,217 during the three months ended June 30, 2006, for an increase of $2,362,194, or 88%. General and Administrative expense for 2007 consisted primarily of expense related to the issuance of warrants ($3,974,884), payroll and other compensation expense ($495,558), legal and professional fees ($227,950) and travel related expenses ($76,105). The Company has implemented tighter controls to reduce its general and administrative expenses by reducing any unnecessary expenses, reducing payroll expense and challenging all of its expenditures.

Research and Development

Research and development expenses incurred during the three month period ended June 30, 2007 decreased $25,682 or 74%, from $34,557 in 2006 to $8,875 in 2007. It is anticipated that the Company’s research and development expenditures will vary over the next months due to research it intends to continue in the agriculture poultry and dairy markets. While the Company will continue to conduct research to improve its products and their performance, it believes it has developed proven products that have commercial value in its targeted markets.

Summary of select income statement information follows:

	Three months ended
	June 30,
	2007	2006	Better (Worse)	Percent Change
Revenue, net	$512,142	$585,949	$(73,807)	13%
Gross profit	270,701	224,642	46,059	21%
Loss before other income	4,838,890	2,540,102	(2,298,788)	90%
Net loss	7,793,822	2,167,909	(5,625,913)	260%
Loss per share	0.58	0.21	0.37	176%

Results of Operations for the Six months ended June 30, 2007 and 2006

Revenues and Net Income

The Company had total revenues of $729,582 for the six months ended June 30, 2007, which represents a decrease of 34% from the $1,103,340 in total revenues for the same period one year earlier. 21%, or $234,619, of the total revenues for the six months ended June 30, 2006 was from products unrelated to the Company’s core technology. In an effort to streamline our corporate focus and our business plan, the Company is no longer marketing products that are not directly related to its core competencies, which is the development of Empowered Water™ technologies.

Net loss for the six months ended June 30, 2007 was $9,339,951, or a loss of $0.70 per share, compared with a net loss of $4,279,924, or $0.44 per share for the same period in 2006. The majority of the increased net loss is a result of the cancellation and issuance of warrants as part of a financing agreement entered into in May 2007. In connection with the new financing agreement, the Company recognized a net change in the derivative liability of $2,695,328, which directly impacted the income statement. Our loss before other income/expense was $6,127,670 for the six months ended June 30, 2007 as compared with $4,399,519 for the comparable period in 2006. The current quarter net loss includes $568,567 in interest expense, compared to $583,794 in 2006. The majority of the interest expense is related to the senior note payable entered into in September 2005.

General and Administrative Expenses

The Company’s general and administrative expenses totaled $6,343,727 during the six months ended June 30, 2007, compared to $4,646,620 during the six months ended June 30, 2006, for an increase of $1,697,107, or 37%. General and Administrative expense for 2007 consisted primarily of expenses related to the issuance of warrants ($3,974,884), payroll and other compensation expense ($1,207,770), legal and professional fees ($442,899), travel related expenses ($144,526) and rent ($110,206). The Company has implemented tighter controls to reduce its general and administrative expenses by reducing any unnecessary expenses, reducing payroll expense and challenging all of its expenditures.

Research and Development

Research and development expenses incurred during the six month period ended June 30, 2007 increased $13,139 or 19%, from $69,336 in 2006 to $82,475 in 2007. It is anticipated that the Company’s research and development expenditures will continue at approximately this same level or a little higher due to research it intends to continue in the agriculture, poultry and dairy markets. While the Company will continue to conduct research to improve its products and their performance, it believes it has developed proven products that have commercial value in its targeted markets.

Summary of select income statement information follows:
	Six months ended
	June 30,
	2007	2006	Better (Worse)	Percent Change
Revenue, net	$729,582	$1,103,340	$(373,758)	34%
Gross profit	415,084	422,287	(7,203)	2%
Loss before other income	6,127,670	4,399,519	(1,728,151)	39%
Net loss	9,339,951	4,279,924	(5,060,027)	118%
Loss per share	0.70	0.44	(0.26)	59%

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents of $595,140, compared to $206,094 at December 31, 2006. We have had continuing losses of $9,339,951 for the six months ended June 30, 2007, compared with operating losses of $4,279,924 for the six months ended June 30, 2006. The net loss per share for the period ending June 30, 2007 was $0.70 compared to a loss of $0.44 per share for the same period in 2006. The increase in losses is primarily attributable to the warrants issued in the financing agreement previously discussed. Our working capital as of June 30, 2007 was $289,881 for reasons discussed above under financial position.

Net cash used in operating activities in the six month period ended June 30, 2007 was $2,606,940, a 31% decrease, compared to $3,785,361 for the same period in 2006. The primary uses of cash were an increase in restricted cash of $240,000, a decrease in accrued expenses of $124,178 and a decrease in accounts payable of $443,733.

At June 30, 2007, the Company’s inventory was $2,446,176, compared to $2,502,263 on hand at December 31, 2006. The Company is in the process of building machines for Water Science, LLC, a related party, and other customers for expected deliveries in the second half of 2007. The Company has maintained its inventory at approximately the same levels as that of December 31, 2006.

The operating outflow of cash was reduced by the Company issuing warrants and stock options in lieu of cash during the quarter of $217,170 and the issuance of warrants as part of the financing agreement of $3,974,884. The Company adopted SFAS 123(R), effective January 1, 2006, and now expenses stock options given to employees. The Company recognized a non-cash increase from the discounting of the Company’s note payable to Water Science, LLC of $500,000. (See Note 4 to the Company’s unaudited financial statements.) Further, the Company recognized a non-cash increase in the derivative liability of $2,695,329, due to the change in the Black-Scholes value of the liability.

The Company used $43,798 in cash flows from investing activities during the period ended June 30, 2007 as compared to a cash inflow of $3,802 for the same period in 2006. During 2007, the cash flows consisted of $42,630 used to purchase equipment and investments in intellectual property and patents of $1,168. This compares to, $29,987 net cash received from notes receivables, $11,098 used to purchase equipment and $15,087 used to invest in intellectual property and patents for the comparable period in 2006.

Cash flows from financing activities provided the Company $3,039,784 and $3,982,490 for the six months ended June 30, 2007 and 2006, respectively. This is primarily a result of the Company’s continued sales of its common stock and capital raising activities to fund operations. The Company raised $1,500,000 and $4,000,247 from the sale of stock for the six months ended June 30, 2007 and 2006, respectively, and received $1,500,000 in advances by a related party. This amount was offset by payments made on notes payable in the amount of $10,216 and $17,757 in 2007 and 2006, respectively.

In March 2007, the Company signed a non-binding Letter of Intent with an unrelated third party to explore the possible sale of the Company’s Consumer Products division.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues. In April 2007, we received a $1 million advance from Water Science. In May 2007, we entered into an agreement to cancel and re-issue certain warrants to Water Science. As part of the agreement, the Company has a right to require Water Science to exercise one of the warrants for up to 3,230,769 shares at $1.30 per share; the Company may exercise the put right from time to time, but not more often than once per month. We have no commitments to fund any future capital expenditures. We expect that our current assets, along with cash generated from anticipated revenues and funds from our put right, will provide us with sufficient funding for the next twelve months. However, if we are able to expand our sale of EO machines as anticipated, we may need significant additional working capital to fund that expansion. In addition, the Company continues to experience negative cash flow from operations. If the Company is unable to generate positive cash flow, the ability of the Company to continue as a going concern is in substantial doubt.

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

Item 3. Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.

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

There were no matters submitted to a vote of stockholders during the second quarter of 2007.

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

3(i).3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2007)

3(ii).1	Bylaws (Incorporated by reference from registration statement on Form SB-2 filed with the Securities and Exchange Commission on April 24, 2002 (File No. 333-86830).

10.1	John M. Hopkins' separation agreement (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007)

10.2
Agreement with Water Science, LLC and Peter Ullrich Terminating Warrants and Registration Rights (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2007)

10.3	Warrant Agreement with Water Science, LLC (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2007)

10.4	Warrant and Put Agreement with Water Science, LLC (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2007)

10.5	Amended and Restated Registration Rights Agreement (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2007)

10.9	License agreement between University of Georgia Research Foundation, Inc. and Electric Aquagenics Unlimited, Inc. dated June 18, 2002

31.1	Certification by Wade R. Bradley under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Brian D. Heinhold under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Wade R. Bradley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian D. Heinhold pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2007

EAU TECHNOLOGIES, INC.

By:	/s/ Wade R. Bradley
Wade R. Bradley Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer (Principal Financial Officer)