Form 10QSB
period 2007-09-30
EAU TECHNOLOGIES, INC.
filed 2007-11-14
CIK 1170816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of November 13, 2007, the Registrant had 15,107,113 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-QSB
September 30, 2007

EAU TECHNOLOGIES, INC.

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2007	2006
CURRENT ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$309,914	$206,094
Accounts receivable, net	121,497	134,225
Accounts receivable - related party, net	44,424	219,479
Prepaid expense	11,778	15,641
Inventory, net	2,499,817	2,502,263

Total current assets	2,987,430	3,077,702

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $198,486 and $406,919	228,055	633,477

PROPERTY AND EQUIPMENT - held for sale, net of
accumulated depreciation of $382,044 and $0	316,064	-

OTHER ASSETS
Deposits	30,474	27,344
Restricted cash	240,000	-
Intellectual property	51,959	1,191,238
Intellectual property - held for sale	1,146,668	-

Total other assets	1,469,101	1,218,582

Total assets	$5,000,650	$4,929,761

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30,	December 31,
	2007	2006
CURRENT LIABILITIES	(Unaudited)	(Audited)
Accounts payable	$375,087	$738,666
Accrued expenses	476,995	560,166
Warranty reserve	102,362	102,362
Advance - related party	2,000,000	-
Advance deposits on machine orders - related party	697,500	697,500
Advance deposits on product orders	17,230	-
Deposit on sale of consumer division	100,000	-
Current portion of long-term debt	19,841	17,778
Senior convertible note payable - related party, current portion	2,041,667	-

Total current liabilities	5,830,682	2,116,472

LONG TERM LIABILITIES
Long term debt, net of current portion	62,356	79,424
Senior convertible note payable - related party, net of discounts of $958,333 and $1,708,333, net of current portion	-	1,291,667
Deferred licensing revenue - related party	591,667	741,667
Derivative liability - related party	7,186,926	4,639,312

Total long term liabilities	7,840,949	6,752,070

Total Liabilities	13,671,631	8,868,542

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 13,567,187 and 12,313,341 issued and outstanding, respectively	1,357	1,232
Additional paid in capital	32,958,157	27,151,279
Accumulated deficit	(41,630,495)	(31,091,292)

Total stockholders’ equity (deficit)	(8,670,981)	(3,938,781)

Total liabilities and stockholders’ equity (deficit)	$5,000,650	$4,929,761

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

NET SALES - RELATED PARTY	$44,893	$490,415	$354,127	$1,198,634

NET SALES	351,982	288,322	772,330	683,443

TOTAL SALES	396,875	778,737	1,126,457	1,882,077

COST OF GOODS SOLD	146,772	512,854	461,270	1,193,907

GROSS PROFIT	250,103	265,883	665,187	688,170

OPERATING EXPENSES
Depreciation and amortization	59,795	54,709	176,347	160,559
Research and development	66,768	50,329	149,243	119,665
General and administrative	1,193,528	1,289,315	7,537,255	5,935,935

Total operating expenses	1,320,091	1,394,353	7,862,845	6,216,159

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,069,988)	(1,128,470)	(7,197,658)	(5,527,989)

OTHER INCOME (EXPENSE)
Interest expense	(279,255)	(282,909)	(847,822)	(866,704)
Interest income	3,378	3,708	14,109	16,942
Gain (Loss) on derivative liability	147,713	29,792	(2,547,615)	688,702
Other income (expense)	(1,100)	13,923	39,783	29,075

Total other income (expense)	(129,264)	(235,486)	(3,341,545)	(131,985)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,199,252)	(1,363,956)	(10,539,203)	(5,659,974)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(1,199,252)	(1,363,956)	(10,539,203)	(5,659,974)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS (continued)

DISCONTINUED OPERATIONS:

Income from operations of discontinued operations (Net of $0 in income taxes)	-	12,154	-	28,248

(Loss) on disposal of discontinued operations (Net of $0 in income taxes)	-	(50)	-	(50)

GAIN FROM DISCONTINUED OPERATIONS	-	12,104	-	28,198

NET LOSS	$(1,199,252)	$(1,351,852)	$(10,539,203)	$(5,631,776)

NET LOSS PER SHARE CONTINUING OPERATIONS	$(0.09)	$(0.12)	$(0.78)	$(0.55)

NET INCOME PER SHARE DISCONTINUED OPERATIONS	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE OF SHARES OUTSTANDING	13,567,187	11,085,691	13,478,401	10,319,928

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY(DEFICIT)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2006	12,313,341	$1,232	$27,151,279	$(31,091,292)	$(3,938,781)

Issuance of 1,153,846 shares for cash of $1,500,000 (unaudited)	1,153,846	115	1,499,885	-	1,500,000

Issuance and vesting of options and warrants for services (unaudited)	-	-	282,119	-	282,119

Issuance of warrants to Water Sciences (See Note 5) (unaudited)	-	-	3,974,884	-	3,974,884

Issuance 100,000 shares for cash of $50,000 or $0.50 per share due to exercise of warrants (unaudited)	100,000	10	49,990	-	50,000

Net loss for the Nine months ended September 30, 2007 (unaudited)	-	-	-	(10,539,203)	(10,539,203)

Balance, September 30, 2007 (unaudited)	13,567,187	$1,357	$32,958,157	$(41,630,495)	$(8,670,981)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,539,203)	$(5,631,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	176,347	160,559
Bad debt expense	-	13,197
Common stock issued for services	-	197,809
Warrants and options granted	4,257,003	1,059,142
Discount of note payable	750,000	750,000
Loss on disposal of discontinued operations	-	50
Loss on disposal of assets	1,816	72,736
Gain on settlement of debt	-	(14,597)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	12,728	(14,553)
(Increase) decrease in accounts receivable - related party	175,055	(453,373)
(Increase) in pre-paid expense	3,863	-
Decrease (increase) in inventory	2,446	(411,936)
(Increase) decrease in deposits	(3,130)	(11,169)
(Increase) in restricted cash	(240,000)	-
Increase (decrease) in accounts payable	(360,536)	(588,879)
Increase (decrease) in accrued expenses	(83,171)	151,910
Increase (decrease) in warranty reserve	-	5,562
Increase in advance deposits on machine orders - related party	-	697,500
Increase in advance deposits on product orders	17,230	-
(Decrease) in deferred revenue	(150,000)	(150,000)
Increase (decrease) in derivative liability	2,547,614	(688,702)
Net cash used in operating activities	(3,431,938)	(4,856,520)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(91,848)	(46,238)
Investments	-	452,559
Payments received from notes receivable	-	13,877
Payments received from notes receivable - related party	-	24,206
Deposits received on assets held for sale	100,000	-
Intellectual property disbursements	(7,389)	(18,518)
Net cash provided (used) in investing activities	763	425,886
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(15,005)	(24,844)
Advances for purpose of exercising warrants - related party	2,000,000	-
Proceeds from issuance of common stock - related party	1,500,000	4,000,497
Proceeds from issuance of common stock	50,000	-
Net cash provided by financing activities	3,534,995	3,975,653
NET INCREASE (DECREASE) IN CASH	103,820	(454,981)
CASH and cash equivalents, beginning of period	206,094	681,348

CASH and cash equivalents, end of period	$309,914	$226,367

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	Nine Months Ended September 30,
	2007	2006
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$30,232	$49,283
Income Taxes	$-	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities:

Common stock issued for services	$-	$197,809
Warrants and stock options granted	$4,257,003	$1,059,142

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

NOTE 3 - INVENTORIES

The composition of inventories is as follows at:
	September 30, 2007	December 31, 2006
Finished goods	$996,858	$543,336
Raw materials	1,919,094	2,375,062
Allowance for obsolete inventory	(416,135)	(416,135)

	$2,499,817	$2,502,263

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

In May 2007, the Company entered into a termination agreement related to the cancellation and reissuance of the existing warrants (“Original Warrants”) to purchase a total of 8.4 million shares of $0.0001 par value common stock of the Company, at a price of $2.76 per share, held by Water Science. The Company granted to Water Science replacement warrants to purchase 8.4 million shares of common stock at a price of $1.30 per share, with an expiration date of May 9, 2010. The Company has a right to require Water Science to exercise warrants for up to 3,230,769 shares; the Company may exercise the put right from time to time, but not more often than once per month.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - SENIOR CONVERTIBLE DEBT AND DERIVATIVE LIABIILTY (continued)

Because of the feature wherein the conversion price is reset if shares are issued at a price less than the fixed conversion price, and pursuant to EITF 00-19, the Company accounts for the feature as a derivative liability with changes in fair value being recorded in the income statement. The fair value of the derivative liability is estimated using the Black-Scholes pricing model, with the following assumptions at September 30, 2007: risk-free interest rate of 4.0% to 4.6%, expected dividend yield of zero, expected life of between 1.2 and 3 years and expected volatility of 71.08% to 72.07. As of September 30, 2007, the value of the derivative liability is $7,186,926.

NOTE 5 - RELATED PARTY TRANSACTIONS

Sales to Affiliates - Water Science, who has exclusive rights to sell our products in Central and South America, is a major shareholder of the Company. Water Science is controlled by Peter Ullrich, who was appointed to the Company’s Board of Directors in April 2007. Water Science by agreement may purchase machinery from the Company at cost plus 25 percent. During the three and nine months ended September 30, 2007, the Company sold approximately $44,893 and $354,127 in products and services related to the installation and maintenance of machines to Water Science and related entities, respectively. During the three and nine months ended September 30, 2006, the Company sold approximately $490,415 and $1,198,634 in products to Water Science and entities related to Water Science, respectively. Further, the Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at September 30, 2007.

Senior Note Payable - In September 2005, the Company entered into a Senior Convertible Note with Water Science in exchange for $3,000,000 (see Note 3). For the nine months ended September 30, 2007, the Company recognized $67,500 in interest expense related to the Senior Note. The Company also recognized $750,000 in interest expense due to the discount of this note and the beneficial conversion feature. (See Note 4)

In May 2007, the Company entered into a termination agreement related to the cancellation and reissuance of the existing warrants (“Original Warrants”) to purchase a total of 8.4 million shares of $0.0001 par value common stock of the Company, at a price of $2.76 per share, held by Water Science. The Company granted to Water Science replacement warrants to purchase 8.4 million shares of common stock at a price of $1.30 per share, with an expiration date of May 9, 2010. The Company has a right to require Water Science to exercise warrants for up to 3,230,769 shares; the Company may exercise the put right from time to time, but not more often than once per month.

Licensing Fee - In September 2005, the Company received $1,000,000 in exchange for providing Water Science exclusive licensing and distribution rights for a five-year term for a specified market area. The agreement provides termination rights by Water Sciences and a pro rata refund of the fee. The Company recognizes the fee on a pro rata basis over the life of the agreement. The Company recognized $150,000 for the nine months ended September 30, 2007.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

Amended Licensing Agreement - On January 10, 2007, the Company entered into an Amended and Restated License Agreement (the “Amended License Agreement”) with Zerorez Franchising Systems, Inc., a Nevada corporation (“Zerorez”). Zerorez is an affiliated entity having similar shareholders and who was founded by the same individuals who founded the Company. John Hopkins, William Warwick and Jay Potter are shareholders of Zerorez. Mr. Hopkins is also a board member and franchisee of Zerorez. Until January 2007, Mr. Hopkins was a director of the Company. Messrs. Warwick and Potter are directors of the Company. The Company has had a license agreement with Zerorez since March, 2001, as disclosed in the Company’s previous reports as filed with the SEC. As revised, the Amended License Agreement provides a licensing arrangement whereby Zerorez and its franchisees may use the Company’s equipment and technology to produce electrolyzed fluids for use in carpet cleaning and related applications, at rates that are set forth in the agreement. The Amended License Agreement has a term of five years with automatic renewal clauses for three additional five-year terms. Generally, neither party may terminate the agreement unless there is a breach by, or consent from, the other party. During the nine months ended September 30, 2007, Zerorez paid $0 to the Company under the agreement.

Escrow Arrangement with Chief Executive Officer - In October 2006, the Company entered into an escrow agreement with the Chief Executive Officer. Pursuant to the escrow agreement, to secure the Company’s obligation to make the Severance Payment, the Company is required to deposit, at its election, either (1) cash in the amount of $240,000 or (2) an irrevocable letter of credit with a face amount of $240,000, with an agreed upon escrow agent who shall hold such funds (or letter of credit) in escrow. In January 2007, the Company deposited $240,000 in cash with an escrow agent. The escrow agreement provides different scenarios upon which either the Company or the Chief Executive Officer shall be entitled to interest on the escrowed funds.

Advances from Related Party - In April 2007, Water Science advanced $1,000,000 to the Company. In June 2007 and August 2007, Water Science advanced an additional $1,000,000 to the Company. These advances were used to exercise warrants in October 2007, see Note 10.

NOTE 6 - CAPITAL STOCK

In May 2007, the Company issued 100,000 shares of common stock for $50,000, or $0.50 per share, to an individual upon the exercising of warrants.

In May 2007, the Company entered into a termination agreement related to the cancellation and reissuance of the existing warrants (“Original Warrants”) to purchase a total of 8.4 million shares of $0.0001 par value common stock of the Company, at a price of $2.76 per share, held by Water Science. The Company granted to Water Science replacement warrants to purchase 8.4 million shares of common stock at a price of $1.30 per share, with an expiration date of May 9, 2010. The Company has a right to require Water Science to exercise warrants for up to 3,230,769 shares; the Company may exercise the put right from time to time, but not more often than once per month.

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

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 - GOING CONCERN

The Company has incurred significant losses and has had negative cash flows from operations. As a result, at September 30, 2007, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations. Management is seeking to obtain sufficient funding for its operations through either debt or equity financing. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses. Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three and nine month period ended September 30, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the nine month period ended September 30, 2007 and 2006 was $282,119 and $599,590, respectively, related to employee stock options issued and vesting during the period.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Fully Diluted Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Loss (numerator)	$(1,199,252)	$(1,351,852)	$(10,539,203)	$(5,631,776)
Shares (denominator)	13,567,187	11,085,691	13,478,401	10,319,928
Per share amount	$(0.09)	$(0.12)	$(0.78)	$(0.55)

The Company’s outstanding stock options have been excluded from the basic net loss per share calculation for the three and nine month period ended September 30, 2007 and 2006, because they are anti-dilutive.

The following table is a summary of the status of the warrants and options granted for the nine months ended September 30, 2007:

	Number of Options and Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	11,925,793	$2.57
Granted	8,400,000	1.30
Exercised	(100,000)	0.50
Forfeited	(8,445,000)	2.76
Expired	(463,251)	3.00
Outstanding at end of period	11,317,542	$1.51

A summary of the status of the warrants outstanding at September 30, 2007 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$.01-.50	685,000	2.4 years	$0.02	685,000	$0.02
1.00-1.99	9,215,000	2.6 years	1.31	8,815,000	1.31
2.00-2.99	575,000	3.4 years	2.70	575,000	2.70
3.00-3.99	324,166	6.0 years	3.43	324,166	3.43
4.00-4.99	255,000	2.0 years	4.00	255,000	4.00
5.00-5.50	263,376	2.2 years	5.15	263,376	5.15
$.01-5.50	11,317,542	2.7 years	$1.51	10,917,542	$1.52

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

NOTE 9 - SALE OF DIVISION

In March 2007, the Company signed a non-binding Letter of Intent with an unrelated third party to explore the possible sale of the Company’s Consumer Products division. In accordance with SFAS 144, the related assets, which consist of property and equipment and intellectual property, have been reclassified as held-for-sale. In August 2007, the Company signed a Purchase Agreement with the party to close in thirty (30) days. While the closing did not take place as scheduled, we are currently in negotiations to complete the transaction and anticipate closing in November 2007. As of September 30, 2007, the party had paid $100,000 in non-refundable earnest money. The party deposited an additional $100,000 in non-refundable deposits, subsequent to September 30, 2007.

NOTE 10 - SUBSEQUENT EVENTS

In October 2007, Water Science exercised a portion of its warrants at an exercise price of $1.30 per share and the Company issued 1,538,463 shares of common stock. The shares were issued in exchange for the advances made to the Company in the amount of $2,000,000.

In October 2007, Water Science advanced the Company $500,000.

On October 31, 2007, the Board of Directors of the Company appointed Karl Hellman and J. Leo Montgomery as members of the Board of Directors (the “Board”). Mr. Montgomery will serve as Non-Executive Chairman of the Board. The Board also appointed Mr. Hellman as a member of the Compensation Committee and appointed Mr. Montgomery as a member of the Audit Committee.

In October and November 2007, under the terms of our purchase agreement for the sale of the consumer division and extension agreements, the potential purchaser deposited non-refundable deposits of $100,000 with the Company (see Note 9).

In November, the Company entered into a new employment agreement with an officer of the Company, Doug Kindred. Mr. Kindred will serve as the Company’s Chief Technology Officer. The agreement provides a base salary of $176,589 per year and options to purchase up to 530,000 shares of common stock in the Company, which vest over four (4) years. The term of the contract is for three (3) years with an automatic renewal for a one year term.

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

Overview

EAU TECHNOLOGIES, INC., previously known as Electric Aquagenics Unlimited, Inc. (referred to herein sometimes as “EAU,” “we,” “us,” or the “Company”), is in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create fluids. These fluids have various commercial applications and may be used in commercial food processing organic or conventional agricultural products that clean, disinfect, remediate, hydrate and moisturize. The processes for which these fluids may be used are referred to in this prospectus as the “EOW Technology.” For example, we believe that our food and agricultural treatment products potentially may be used to systemically treat all facets and phases of the food chain, from soil to animal feed to meat processing. Our products would accomplish this by eliminating dangerous and unhealthy pathogens from the food chain with organically based and highly effective solutions. We make the claim that our products are “non-toxic”. We can do this because at the levels we employ our technology, our studies both internal as well as through third parties show no toxicity. We are conducting further studies so we can make more specific claims in the future. We also develop, manufacture and market consumer products that support a healthy lifestyle, such as our Perfect Empowered Drinking Water™ and Perfect Oxygenated Essentials™ products. EAU has entered into an agreement for the sale of this division. At the levels employed, the fluids and products are safe for the environment and non-toxic. Our fluids and products also do not contain or leave harmful residues often associated with chemical-based supplements and disinfecting and cleaning agents. The electrolyzed fluids created by the EOW Technology (referred to herein sometimes as the “EO Fluids” or “Empowered WaterTM”) generated by our patented and patent pending specialized equipment currently replace many of the traditional products used in commercial, industrial and residential disinfecting and cleaning.

We have identified the following industries for early stage sales and marketing focus: 1) dairy production and processing, 2) meat and poultry processing, 3) environmental remediation and 4) agricultural grow-out and processing (“Primary Markets”). As of the date of this Report, the Company was focused on these markets because we believe that for each of these markets we have a competitive advantage and/or can provide an attractive value-added proposition. To penetrate these markets, EAU is conducting trials that will lead to partnerships with industry leaders who can assist in rolling the technology out on a large scale. EAU has other channels that we have and are continuing to service and generate revenues from. We will continue to do such into the future, however at this time EAU is not putting any significant effort into developing growth in those markets until we have seen significant traction in our defined early stage sales and marketing channels. EAU has seen success in marketing its Empowered Water™ products in the consumer products industry, but doesn’t feel that this is our core competency. EAU has entered into an agreement for the sale of this division.

We have obtained patent protection on two separate facets of electrolyzed fluids as well as the water generating technology. The facets for which we have obtained patent protection are how the fluids are used and how they are stabilized for use in different applications. Additionally, we have patents pending on poultry processing, and we have filed several provisional patent pending applications to protect new processes and products. Previously, we generated our revenues primarily from equipment sales to the carpet and living surfaces industries, and some consumer product sales. In 2006, we saw our first sales in the agriculture segment. All of these sales were made to Water Science, LLC, a company set up primarily to market Empowered Water™ in Latin America. Currently we are seeking to expand those markets as well as introducing what we have learned in those markets to the United States. We will continue to seek to derive future EOW Technology revenues from recurring fees we charge to customers based on per-unit or per-gallon of fluid used after equipment has been installed. Additionally, we will seek to introduce our technology to meat and poultry processing by leveraging the development and trials that we conducted in the United States into installations.

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

In May 2007, we signed an agreement with a small dairy plant whereby the dairy has agreed to lease our equipment and pay a royalty for the technology beginning in August 2007. The Company has been testing our equipment in this facility for over one year. While the amounts for this agreement are not significant, the Company believes that this agreement will serve as a model for expanding its presence in the dairy industry. Since then, we have also signed agreements with multiple other dairies to install our equipment and begin testing our equipment at their facilities. We are currently in trials on two large farms in different regions of the Country. We anticipate having two to four additional dairies installed in their prospective trial phases and performing by the end of the year. . This trial phase can last anywhere from one month to four months.

On October 31, 2007, the Board of Directors of the Company appointed Karl Hellman and J. Leo Montgomery as members of the Board of Directors (the “Board”). Mr. Montgomery will serve as Non-Executive Chairman of the Board. The Board also appointed Mr. Hellman as a member of the Compensation Committee and appointed Mr. Montgomery as a member of the Audit Committee.

In November, the Company entered into a new employment agreement with an officer of the Company, Doug Kindred. Mr. Kindred will serve as the Company’s Chief Technology Officer. The agreement provides a base salary of $176,589 per year and options to purchase up to 530,000 shares of common stock in the Company, which vest over four (4) years. The term of the contract is for three (3) years with an automatic renewal for a one year term.

Our operations are currently funded by a combination of revenues and capital funding.

Financial Position and Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Financial Position

The Company had $309,914 in cash as of September 30, 2007, compared to $206,094 at December 31, 2006. We also had $240,000 in restricted cash related to an escrow agreement. Our working capital as of September 30, 2007 was $(2,843,252) compared to $961,230 at December 31, 2006. The majority of the change in working capital is due to the reclassification of the Senior Note form long term debt to a current liability as it is now due within one year. In addition to the senior note, the change is also due to the advances made to the Company in anticipation of exercising warrants (which occured in October 2007) The Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at September 30, 2007. This will be reduced as the Company delivers machines on order to Water Science, a related party. Water Science, who has exclusive rights to sell our products in Central and South America is also an affiliate of the Company, by agreement may purchase machinery from us at cost plus 25 percent. These deliveries are targeted to occur during the second half of 2007. Long term debt decreased $1,371,091 at December 31, 2006 to $62,356 at September 30, 2007, or $1,308,735. The decrease is a result of the reclassification of the Senior Note Payable as previously discussed. At September 30, 2007, our stockholders’ deficit was $8,670,981. The majority of the decrease is from the recording of the expenses related to the issuance of warrants, as discussed later.

Summary of select balance sheet information follows:

	September 30, 2007	December 31, 2006
Balance Sheet Data:	(Unaudited)
Cash and Cash Equivalents	$309,914	$206,094
Total Current Assets	2,987,430	3,077,702
Total Assets	5,000,650	4,929,761
Total Current Liabilities	5,830,682	2,116,472
Long Term Debt	62,356	1,371,091
Total liabilities and stockholders’ equity	$5,000,650	$4,929,761

Results of Operations for the Three months ended September 30, 2007 and 2006

Revenues and Net Income

The Company had total revenues of $396,875 for the three months ended September 30, 2007, which represents a decrease of 49% from the $778,737 in total revenues for the same period one year earlier. Net loss for the three months ended September 30, 2007 was $1,199,252, or a loss of $0.09 per share, compared with a net loss of $1,351,852, or $0.12 per share for the same period in 2006. The current quarter net loss includes $279,255 in interest expense, compared to $282,909 in 2006. The majority of the interest expense is related to the senior note payable entered into in September 2005.

General and Administrative Expenses

The Company’s general and administrative expenses totaled $1,193,528 during the three months ended September 30, 2007, compared to $1,289,315 during the three months ended September 30, 2006, for a decrease of $95,787, or 7%. General and Administrative expense for 2007 consisted primarily of expense related to payroll and other compensation expense ($579,464), legal and professional fees ($204,309) and travel related expenses ($82,805). The Company has implemented tighter controls to reduce its general and administrative expenses by reducing any unnecessary expenses, reducing payroll expense and challenging all of its expenditures.

Research and Development

Research and development expenses incurred during the three month period ended September 30, 2007 increased $16,439 or 33%, from $50,329 in 2006 to $66,768 in 2007. It is anticipated that the Company’s research and development expenditures will vary over the next months due to research it intends to continue in the agriculture poultry and dairy markets. While the Company will continue to conduct research to improve its products and their performance, it believes it has developed proven products that have commercial value in its targeted markets.

Summary of select income statement information follows:

	Three months ended September 30,
	2007	2006	Better (Worse)	Percent Change
Revenue, net	$396,875	$778,737	$(381,862)	49%
Gross profit	250,103	265,883	(15,780)	6%
Loss before other income	1,069,988	1,128,470	58,482	5%
Net loss	1,199,252	1,351,852	152,600	11%
Loss per share	0.09	0.12	0.03	25%

Results of Operations for the Nine months ended September 30, 2007 and 2006

Revenues and Net Income

The Company had total revenues of $1,126,457 for the nine months ended September 30, 2007, which represents a decrease of 40% from the $1,822,077 in total revenues for the same period one year earlier. 12%, or $234,619, of the total revenues for the nine months ended September 30, 2006 was from products unrelated to the Company’s core technology. In an effort to streamline our corporate focus and our business plan, the Company is no longer marketing products that are not directly related to its core competencies, which is the development of Empowered Water™ technologies.

Net loss for the nine months ended September 30, 2007 was $10,539,203, or a loss of $0.78 per share, compared with a net loss of $5,631,776, or $0.55 per share for the same period in 2006. The majority of the increased net loss is a result of the cancellation and issuance of warrants as part of a financing agreement entered into in May 2007. In connection with the new financing agreement, the Company recognized a net change in the derivative liability of $2,547,615, which directly impacted the income statement. Our loss before other income/expense was $7,197,658 for the nine months ended September 30, 2007 as compared with $5,527,989 for the comparable period in 2006.

General and Administrative Expenses

The Company’s general and administrative expenses totaled $7,537,255 during the nine months ended September 30, 2007, compared to $5,935,935 during the nine months ended September 30, 2006, for an increase of $1,601,320, or 27%. General and Administrative expense for 2007 consisted primarily of expenses related to the issuance of warrants ($3,974,884), payroll and other compensation expense ($1,578,622), legal and professional fees ($647,208), travel related expenses ($227,331) and rent ($164,526). The Company continues to strive to reduce its general and administrative expenses by reducing any unnecessary expenses and challenging all of its expenditures.

Research and Development

Research and development expenses incurred during the nine month period ended September 30, 2007 increased $29,578 or 25%, from $119,665 in 2006 to $149,243 in 2007. It is anticipated that the Company’s research and development expenditures will continue at approximately this same level or a little higher due to research it intends to continue in the agriculture, poultry and dairy markets. While the Company will continue to conduct research to improve its products and their performance, it believes it has developed proven products that have commercial value in its targeted markets.

Summary of select income statement information follows:

	Nine months ended
	September 30,
	2007	2006	Better (Worse)	Percent Change
Revenue, net	$1,126,457	$1,882,077	$(755,620)	40%
Gross profit	665,187	688,170	(22,983)	3%
Loss before other income	7,197,658	5,527,989	(1,669,669)	30%
Net loss	10,539,203	5,631,776	(4,907,427)	87%
Loss per share	0.78	0.55	(0.23)	42%

Liquidity and Capital Resources

At September 30, 2007, we had cash and cash equivalents of $309,914, compared to $206,094 at December 31, 2006. We have had continuing losses of $10,539,203 for the nine months ended September 30, 2007, compared with losses of $5,631,776 or the nine months ended September 30, 2006. The net loss per share for the period ending September 30, 2007 was $0.78 compared to a loss of $0.55 per share for the same period in 2006. The increase in losses is primarily attributable to the warrants issued in the financing agreement previously discussed.

Net cash used in operating activities in the nine month period ended September 30, 2007 was $3,431,938, a 30% decrease, compared to $4,856,520 for the same period in 2006. The primary uses of cash were an increase in restricted cash of $240,000, a decrease in accrued expenses of $83,171 and a decrease in accounts payable of $360,536.

At September 30, 2007, the Company’s inventory was $2,449,817, compared to $2,502,263 on hand at December 31, 2006. The Company is in the process of building machines for Water Science, LLC, a related party, and for dairy projects for expected deliveries in the second half of 2007. The Company has maintained its inventory at approximately the same levels as that of December 31, 2006.

The operating outflow of cash was reduced by the Company issuing warrants and stock options in lieu of cash during the quarter of $282,119 and the issuance of warrants as part of the financing agreement of $3,974,884. The Company adopted SFAS 123(R), effective January 1, 2006, and now expenses stock options given to employees. The Company recognized a non-cash increase from the discounting of the Company’s note payable to Water Science, LLC of $750,000. (See Note 4 to the Company’s unaudited financial statements.) Further, the Company recognized a non-cash increase in the derivative liability of $2,547,614, due to the change in the Black-Scholes value of the liability.

Cash flows from investing activities provided the Company $763 during the period ended September 30, 2007 as compared to a cash inflow of $425,886 for the same period in 2006. During 2007, the cash flows consisted of $100,000 received by the Company as a deposit on assets held for sale, $91,848 used to purchase equipment and investments in intellectual property and patents of $7,389. This compares to $452,886 net cash received from the sale of our investment in Equilease, $38,083 net cash received from notes receivables, $46,238 used to purchase equipment and $18,518 used to invest in intellectual property and patents for the comparable period in 2006.

Cash flows from financing activities provided the Company $3,534,995 and $3,975,653 for the nine months ended September 30, 2007 and 2006, respectively. This is primarily a result of the Company’s continued sales of its common stock and capital raising activities to fund operations. The Company raised $1,550,000 and $4,000,247 from the sale of stock for the nine months ended September 30, 2007 and 2006, respectively, and received $2,000,000 in advances by a related party. This amount was offset by payments made on notes payable in the amount of $15,005 and $24,844 in 2007 and 2006, respectively.

In March 2007, the Company signed a non-binding Letter of Intent with an unrelated third party to explore the possible sale of the Company’s Consumer Products division. In accordance with SFAS 144, the related assets, which consist of property and equipment and intellectual property, have been reclassified as held-for-sale. In August 2007, the Company signed a Purchase Agreement with the party to close in thirty (30) days. While the closing did not take place as scheduled, we are currently in negotiations to complete the transaction and anticipate closing in November 2007. As of September 30, 2007, the party had paid $100,000 in non-refundable earnest money. The party deposited an additional $100,000 in non-refundable deposits, subsequent to September 30, 2007.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues. In April 2007, we received a $1 million advance from Water Science. In May 2007, we entered into an agreement to cancel and re-issue certain warrants to Water Science. As part of the agreement, the Company has a right to require Water Science to exercise warrants for up to 3,230,769 shares at $1.30 per share; the Company may exercise the put right from time to time, but not more often than once per month. We also received cash advances of $500,000 each in June, August and October. The advances from April, June and August were used to exercise 1,538,463 of the warrants associated with the put rights. We have no commitments to fund any future capital expenditures. We expect that our current assets, along with cash generated from anticipated revenues and funds from our put right, will not provide us with sufficient funding for the next twelve months. However, if we are able to expand our sale of EO machines as anticipated, we may need significant additional working capital to fund that expansion. In addition, the Company continues to experience negative cash flow from operations. If the Company is unable to generate positive cash flow, the ability of the Company to continue as a going concern is in substantial doubt.

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

Item 3. Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.

Management has engaged a local accounting firm to assist the Company in reviewing, documenting and testing our significant controls and procedures. We anticipate completing this project by the end of 2007.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2007, Water Science exercised a portion of its warrants at an exercise price of $1.30 per share and the Company issued 1,538,463 shares of common stock. The shares were issued in exchange for the advances made to the Company in the amount of $2,000,000.

In May 2007, the Company issued 100,000 shares of common stock for $50,000, or $0.50 per share, to an individual upon the exercising of warrants.

In May 2007, the Company entered into a termination agreement related to the cancellation and reissuance of the existing warrants (“Original Warrants”) to purchase a total of 8.4 million shares of $0.0001 par value common stock of the Company, at a price of $2.76 per share, held by Water Science. The Company granted to Water Science replacement warrants to purchase 8.4 million shares of common stock at a price of $1.30 per share, with an expiration date of May 9, 2010. The Company has a right to require Water Science to exercise warrants for up to 3,230,769 shares; the Company may exercise the put right from time to time, but not more often than once per month. The sale of the securities was exempt from registration with the Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933 (the “Act”) and Rule 506 of Regulation D promulgated thereunder, in that Water Science is an accredited investor and the placement occurred without general solicitation.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of matters to Vote of Security Holders

There were no matters submitted to a vote of stockholders during the third quarter of 2007.

Item 5. Other Information

The Annual Meeting of Stockholders will be held at the following place and time: Courtyard Marriott Buckhead, located at 3332 Peachtree Road NE, Atlanta, Georgia 30326, on Thursday, December 6, 2007 at 7:30 a.m. The Company mailed its proxy statement to stockholders on November 5, 2007. All stockholder proposals were required to be received by the Company by November 5, 2007, in order to be considered timely. If such stockholder proposals are not timely received, proxy holders will have discretionary voting authority with regard to any such shareholder proposals that may come before the Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
3(i).1	Articles of Incorporation (Incorporated by reference from registration statement on Form SB-1 filed with the SEC on July 29, 2002 (File No. 333-86830)
3(i).2
Certificate of Amendment of Certificate of Incorporation (Incorporated by reference from registration statement on Form SB-1 filed with the Securities and Exchange Commission on July 29, 2002 (File No. 333-86830)

3(i).3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2007)
3(ii).1	Amended and Restated Bylaws (Incorporated by reference from current report on Form Form 8-K filed with the Securities and Exchange Commission on September 12, 2007 (File No. 333-86830).
10.1
Agreement for Purchase and Sale of Assets dated as of August 13, 2007 between the Company and Perfect Water & Essentials, LLC (“PWE”) (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 22, 2007)

10.2
Closing Date Extension Agreement for Purchase and Sale of Assets dated as of September 27, 2007 between the Company and Perfect Water & Essentials, LLC (“PWE”) (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 27, 2007)

10.3	Form of Employment Agreement dated as of November 8, 2007 with Doug Kindred (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 8, 2007)
10.4	Form of Option Agreement dated as of November 8, 2007 with Doug Kindred (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 8, 2007)
31.1	Certification by Wade R. Bradley under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brian D. Heinhold under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Wade R. Bradley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Brian D. Heinhold pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2007

EAU TECHNOLOGIES, INC.

By:	/s/ Wade R. Bradley
Wade R. Bradley
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer (Principal Financial Officer)