Form 10KSB
period 2007-12-31
EAU TECHNOLOGIES, INC.
filed 2008-03-27
CIK 1170816

THE UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

Commission File Number: 000-51807

EAU TECHNOLOGIES, INC.
(Name of Registrant in Our Charter)

Delaware	2842	87-0654478
(State of Incorporation )	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

1890 Cobb International Blvd Suite A Kennesaw, Georgia 30152 (678) 388-9492	Wade R. Bradley 1890 Cobb International Blvd Suite A Kennesaw, Georgia 30152 (678)-388-9492
(Address and telephone number of Principal Place of Business)	(Name, address and telephone number of agent for service)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:
Common Stock, $0.0001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for its most recent fiscal year: $878,599

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of March 25, 2008 the registrant had 15,257,113 shares of common stock, par value $0.0001, outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 25, 2008, was $8,908,977 (based upon the closing price of $1.10 per share of common stock as reported on the OTC Bulletin Board).

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

•	Our ability to protect our intellectual property and trade secrets in order to maintain an advantage over our competitors.

•	Our failure to achieve and maintain effective internal control over financial reporting.

•	Our ability to adequately manage and fund our anticipated rapid growth.

•	Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

EAU TECHNOLOGIES, INC., previously known as Electric Aquagenics Unlimited, Inc. (referred to herein sometimes as “EAU,” “we,” “us,” or the “Company”), is in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create fluids. These fluids have various commercial applications and may be used in commercial food processing organic or non-organic agricultural products that clean, disinfect, remediate, hydrate and moisturize. The processes for which these fluids may be used are referred to in this Report (the “Report”) as the “EOW Technology.” For example, we believe that our food and agricultural treatment products potentially may be used to systemically treat all facets and phases of the food chain, from soil to animal feed to meat processing, by eliminating dangerous and unhealthy pathogens from the food chain with organically based and highly effective solutions. We make the claim that our products are “non-toxic”. We can do this because at the levels we employ our technology, our studies both internal as well as through third parties show no toxicity. Further studies are in progress to make more specific claims. At the levels employed, the fluids and products are environmentally safe and non-toxic and do not contain or leave harmful residues associated with chemical-based supplements or disinfecting and cleaning agents. The electrolyzed fluids created by the EOW Technology (referred to herein sometimes as the “EO Fluids” or “Empowered WaterTM”) generated by our specialized equipment can be used in place of many of the traditional products used in commercial, industrial and residential disinfecting and cleaning.

We have identified the following industries for early stage sales and marketing focus: 1) dairy production and processing, 2) meat and poultry processing, 3) clean in place (“CIP”) for food and beverage processing and 4) agricultural grow-out and processing (“Primary Markets”). As of the date of this Report, the Company was focused on these markets because we believe that for each of these markets we have a competitive advantage, a leading strategic industry partner, or we can provide an attractive value-added proposition. To penetrate these markets, EAU is conducting trials that will lead to partnerships with industry leaders who can assist in rolling the technology out on a large scale.

We have obtained patent protection on two separate facets of electrolyzed fluids as well as the water generating technology. Those facets are how the fluids are used and how they are stabilized for use in different applications. Additionally, we have patents pending on poultry processing, and we have several provisional patent pending applications filed to protect new processes and products, as described herein. Previously, the Company’s revenues had been primarily generated from equipment sales to the carpet and living surfaces industries, and some consumer product sales. In 2006, we saw our first sales in the agriculture segment. All of these sales were made to Water Science, LLC, a company set up primarily to market Empowered Water™ in Latin America. Currently we are seeking to expand those markets as well as to introduce what we have learned there to the United States. We will continue to seek to derive future EOW Technology revenues from recurring fees charged to customers based on per-unit or per-gallon of fluid used after equipment is installed. Additionally, we will seek to introduce our technology to meat and poultry processing by leveraging the development and trials that we concluded here in the United States.

Products and Related Markets

EOW Technology

We intend to lease generators that create electrolyzed fluids that are produced on-site at commercial processing facilities (“CIP Systems”), particularly in the food products sectors that require high volumes of non-toxic cleaning fluids. This market niche should allow us to exploit the fact that our non-toxic products are more effective than most toxic chemical treatments at typically used concentration levels. The quantity of electrolyzed sanitizing fluids can be metered, and the user of the generator will pay a lease fee based on either a set price per unit of fluid drawn from the generator, or will pay a fee based on the number of units, such as animal carcasses, that are treated with our electrolyzed water products. As of the date of this Report, generators have been sold on a commercial basis as well as continuing trials in multiple new commercial applications. Other than existing agreements in place, EAU does not intend to sell its equipment to the markets it is entering.

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

In 2005, we entered into an agreement with Tyson Foods, Inc., to test our EOW Technology and EO Fluids (the “EOW System”) in its Shelbyville, Tennessee, poultry processing plant. In March, 2006, our EOW System trial was completed. The trial yielded significant results in killing salmonella on the processed poultry. Independent testing analysis conducted by ABC Research, Inc., in Gainesville, Florida, revealed pre-chill microbial reduction was significantly below the Food Safety Inspection Service (the enforcement arm of the USDA; “FSIS”) allowable limit. From these results we successfully completed phase I of our USDA Online Reprocessing (OLR) Certification. The EAU Technologies OLR intervention also tested well showing a statistically significant difference between control and test groups.

The Company has experienced some sales resistance from the multiple industries including the poultry industry, as the status quo for the industry is to use the currently available toxic solutions that keep processing plants within regulatory limits of the allowable levels of pathogens. Throughout our learning process, we found that if a plant is in compliance with the USDA there would be no reason for that plant to take steps to better its processes unless there is a financial benefit of doing so. Due to the state of the industry it would take a change in government regulation or policy to make a dramatic change. We believe on February 5, 2008, that event occurred. The Food Safety Inspection Service (“FSIS”), a division of the USDA, sets the public heath performance standards for all raw and processed meat, poultry and egg processing standard for the United States. The FSIS has proposed a process called the “Public Health Risk Based Inspection” platform to regulate these industries based on the relative risk a processing facility imposes to the human health index. The new system allows the FSIS to allocate and prioritize its resources at processing plants based on the risk each plant presents. For processors with strong processes and intervention systems, there would be far less FSIS inspectors on site, thus reducing the cost incurred by the plant. We believe that with the success that we have achieved in field trials, in conjunction with the new FSIS policies and regulations, there is now more than just incentive, efficacy, and positive environmental aspects to our technology that will make EAU appealing to the industry.

Environmental remediation is a multi-billion dollar industry that consists of home and commercial cleanup and reconstruction, generally following disasters such as floods or fires. The Company believes that its technology can be used for mold remediation. The Company’s electrolyzed fluids can be employed to “physically” kill mold spores and break down associated mycotoxins. We are currently working with an industry leader in environmental remediation to develop the protocol to use Empowered Water™ in mold remediation work.

As of the date of this Report, the Company maintained an inventory of several EOW generators sufficient to meet demand. We have established relationships with independent manufacturing facilities to assure that we are able to meet any dramatic increase in demand for our products. Using components supplied by reliable third parties, we believe that our generator technology is not exposed to any problems related to using a single source supplier. EAU markets the high volume equipment developed primarily for installation on dairies and in poultry, beef and produce processing facilities and in other high use areas.

Our current product line consists of several different commercial generators varying in volume capacity and active ingredient concentrations. The volume and concentration levels vary widely by industry and application. Commercial generators have an expected lifespan of approximately five years. This may lead to recurring sales, creating additional and ongoing revenues.

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

The versatility of our EOW Technology is unique in the marketplace. Beyond our initial focus in our four Primary Markets, our EO Fluids have potential uses in many other areas. The Company produces its electrolyzed fluids through an advanced continuous-flow electrolysis process using the basic raw materials of water, electricity, and sodium chloride (salt). EAU’s generators produce the following EOW Fluids:

•
Primacide A is a disinfecting and sanitizing fluid that kills bacteria; yeast; molds; viruses, including e-coli, salmonella, staphylococcus, streptococcus, lysteria, campylobacter, vibrio vulnificus; and hundreds of other organisms. It is highly oxidative and acidic due to its pH of 2.4 and positive 1150 millivolt (one thousandth of a volt) ORP (oxidative reduction potential) and hypochlorous acid concentration of 10 to 200 ppm. Primacide A can be applied to a wide variety of surfaces. Hands sprayed with Primacide A and then wiped with a micro fiber cloth were found to have less residual bacteria and other microbes than hands cleaned using 62% alcohol. Tests performed by the University of Georgia Food Science Department indicated that Primacide A can be used to sanitize and wash meat carcasses, strawberries, lettuce, cabbage, carrots and other vegetables. Surfaces such as floors in hospital operating rooms, bench tops, treatment tables, cutting boards and other surfaces can be effectively sanitized by cleaning with Primacide A. Further tests performed at the University of Georgia Poultry Science Department have established successful and dramatic log reductions of organisms in chicken chillers and also in in-line spraying. We have filed and received patent protection for the washing and sanitizing of eggs and expect to receive additional patent protection for other uses of Primacide A. EAU has completed successful trials in the field to further validate the use of Primacide A as a disinfectant.

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

•
Primacide C is a product that was developed by the University of Georgia by Dr. Yen Con Hung and company executives to stabilize acid water (Primacide A). This process has been submitted for patent protection and is currently pending. We license this technology from the University of Georgia. This product is useful in applications ranging from spraying on produce in grocery stores to consumer products requiring a longer shelf life. Recently we have modified the license agreement to reflect the current state of our business relationship with the University of Georgia Research Foundation, the department that commercializes UGA’s technologies. This agreement allows EAU to continue to aggressively market and develop uses of Primacide C for numerous applications.

•
Dairy Drinking Water - The Company commenced hydration and production tests on dairy cattle in 2006. Initial results indicate a possible increase in milk production and milk fat while maintaining the protein content. The Company has expanded its investment into the application of its technology in the dairy channel. Multiple trials and University studies are being either planned or implemented to validate early results. EAU plans a full rollout at the end of the trials.

Agriculture

In 2006 we made initial sales under the “Exclusive License and Distribution Agreement” with Water Science, LLC, a Florida limited liability company (“Water Science”) principally owned by Esmeralda’s CEO and Chairman of the board of directors, for the Latin American markets. Water Science is a major shareholder of the Company and its managing member, Peter Ullrich, is a director of our company. We shipped five P-1200s to Ecuador, Mexico, Columbia, Costa Rica and Holland for trials and Water Science internal use. Water Science is utilizing the technology for its own flower and agricultural endeavors. As of December 31, 2007, EAU had four completed P-1200 Systems in inventory ready to ship upon receiving destination orders from Water Science. EAU received deposits on these systems in 2006. While waiting for those destination orders, EAU has continuously upgraded the technology to accommodate varying local water qualities. Further studies are being done as each country that has the Empowered Water™ technology ramps up for their own outside sales efforts.

Additional Agricultural Markets

While the majority of our efforts and all of our sales in agriculture have been in connection with Water Science, we are investigating the potential to enter other agricultural markets such as green house and grow out of vegetable plants and vegetable packing facilities.

Other Markets, Products and Industries

Some of the other markets and industries that are attractive channels for our EOW Technology and other products and services are listed below. We intend to focus more efforts on these markets after we attain targeted revenues in our current market channels.

Environmental Remediation – Environmental remediation is a multi-billion dollar industry that consists of home and commercial cleanup and reconstruction, generally following disasters such as floods or fires. The Company believes that its technology can be used for mold remediation. The Company’s electrolyzed fluids can be employed to “physically” kill mold spores and break down associated mycotoxins.

Medical– The medical industry is in dire need of new and more effective sanitizing and disinfecting solutions. We believe that our EOW Technology will work well in many facets of the medical industry. However, the regulatory, environmental and governmental restrictions and requirements to operate in the market will require significant capital and personnel expenditures. We intend to look for appropriate joint venture partners to assist in this market.

Fish Processing – We believe that our EOW Fluids are an excellent sanitizer in seafood processing houses as earlier studies conducted on fish in the Cook Islands proved effective. We intend to further research this area at an undetermined future date.

Grocery Store Produce and Meat Departments – We are currently installed in four Whole Foods Market (WFM) stores in the South Region. These stores are using the Empowered Water™ in three areas of the store: floral, fresh cut produce and leafy vegetable rinse area. Empowered Water™ may also be used by grocery store meat departments as a cleaning agent and disinfectant on cutting surfaces where multiple products, such as beef, poultry and seafood are cut and packaged, and where cross contamination commonly occurs. Using our electrolyzed fluids, a store’s processing machinery and floor surfaces can be cleaned and sanitized without the use of toxic chemicals.

Markets and Distribution

We presently market our existing products in our identified market channels (dairy production and processing, meat and poultry processing, food processing clean in place (“CIP”), environmental remediation and agricultural grow-out). Future plans include enhancing our current products, and introducing new products and features to meet changing customer requirements and evolving industry standards, as opportunities arise and are fiscally reasonable. Our present products are based on the use of EOW Technology, to kill bacteria, viruses and fungus and to clean the living environment without the use of harsh chemicals. Our agricultural products stimulate plant growth and animal productivity.

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

Our Agricultural Products also provide an organic alternative at a reasonable price. Our solutions provide an ecologically safe alternative to toxic cleaning chemicals and pesticides. We have identified a large number of potential markets for our products within specific industry channels, but will focus initially on developing and marketing in the dairy production and processing, meat and poultry processing, environmental remediation and agricultural grow-out industries.

The safe food, sanitizing, disinfecting, agricultural and cleaning industries are currently using products and methodologies that have increasingly expensive environmental and social consequences as compared to our Fluids. We believe that our products provide an attractive alternative to the chemicals and other toxic substances currently being used.

Manufacturing and Sources of Supply

We manufacture and assemble contractually manufactured specialized parts in our Kennesaw, Georgia facility. We utilize contract labor both internally as well as externally for certain aspects of the manufacturing and assembly process until demand for our technology increases to a level necessary for further investment. Eventually we will outsource to third parties the majority of manufacturing and assembly of electrolyzed water generator components that comprise our EOW Technology. In the future, outsourcing more of the Empowered Generator manufacture and assembly will enable us to benefit from the manufacturing capabilities of those who can accommodate significant increases in production volume as necessary. However, as of the date of this Report, we do not intend to enter into any single long-term contract related to generator manufacture.

Distribution

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

Trademarks & Proprietary Rights

The name Primacide is registered with the U.S. Patent and Trademark Office. The names “Empowered Water,” “EAU Technologies, Inc.” and “Electric Aquagenics Unlimited,” are some of our trademarks.

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

Our research and development expenditures totaled $140,944 for the year ended December 31, 2007, and $335,853 in 2006.

RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Related To Our Business

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

We have received a report from our independent auditors on our financial statements for fiscal years ended December 31, 2007 and 2006. The footnotes to our financial statements list factors, including recurring losses since incorporation, which raise some doubt about our ability to continue as a going concern.

It is difficult for third parties to evaluate our likely future performance because we are an early stage company without long operating history.

Since our incorporation in March 2000, we have been engaged in start-up and development activities. We have operated at a loss, and we expect losses to continue. We have little operating history upon which a third party may base an evaluation of our likely future performance.

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

We have generated limited revenues and incurred significant losses. We have never been profitable and continue to incur losses from operations. We may never generate sufficient revenue, income and cash flows to support our operations. We expect to incur losses because we anticipate incurring significant expenses in connection with developing our generators and products, expanding markets, and building brand awareness. Our future revenues could decline by reason of factors beyond our control such as technological changes and developments, downturns in the economy and decreases in demand for sanitizing electrolyzed fluid related products. If we continue to incur losses, if our revenues decline or grow at a slower rate, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the value of our common stock may decline.

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

Our cash requirements may vary materially from those now planned as a result of marketing efforts, relationships with suppliers, changes in the direction of our business strategy, and/or competitive and technical advances for electrolyzed water as a sanitizer. We may not be able to continue to improve or develop successful electrolyzed water products. In addition, it may be more costly than we have anticipated developing new products. We may incur costs that are necessary to comply with governmental requirements. For example, we may be required to obtain approval from the U.S. Food and Drug Administration for our current or planned products. We may require substantial additional funding for our operating expenses and for marketing and sales programs. We may not be able to obtain adequate funds for these purposes when we need them or on acceptable terms.

It may be difficult to assess our future income performance as a number of factors may cause fluctuations in operating results.

We believe that period-to-period comparisons of our operating results are not a good indication of our future performance because of variables which include:

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

Our future success depends in large part on our ability to develop new or enhanced uses for our products. We may fail to identify new product opportunities successfully or develop and timely bring new products to market. We may also experience delays in completing development of enhancements to, and new versions of, our products. We may be unable to develop or acquire marketable products in a timely manner. In addition, product innovations may not achieve the market penetration or price stability necessary for profitability. As the market and technology related to environmentally friendly sanitizing products grows, we may change our business model to take advantage of new business opportunities, including business areas in which we do not have extensive experience. Failure to develop these or other businesses successfully would be harmful to our business.

We may be unable to protect our intellectual property and proprietary rights, which could harm our business.

Our success depends in part upon our ability to protect our intellectual property. We rely on a combination of trade secret, trademark, and contractual protection to establish and protect our proprietary rights. We have been assigned rights to applications submitted to the U.S. Patent and Trademark Office for a utility patent relating to the use of our electrolyzed acidic fluid to sanitize eggs, and a second patent relating to the use of our electrolyzed alkaline fluid to clean and sanitize carpets and hard surfaces. We are also applying for patent protection from the United States government, but do not own patents on products that we intend to launch in the next 12 months. We may enter into confidentiality agreements with employees and consultants involved in product development or distribution. Despite efforts to protect proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Precautions may not prevent someone from misappropriating or infringing our intellectual property, or an independent third-party from developing competitive products.

Our products are not patented which creates vulnerability to competitors.

The active ingredient in the sanitizing fluids that are created by our generator products is electrolyzed water that kills bacteria, viruses and molds shortly after contact. Our patents and patent applications apply only to certain aspects of our technology and products. We did not create the concept of electrolyzed water as a sanitizer and cleaner and other companies may purchase machines to create electrolyzed water or develop machines to create electrolyzed water and compete with us. Such competition could have a harmful effect on our business.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting in our annual report on Form 10-KSB. That report must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified.

We have identified material weaknesses in our internal controls over financial reporting. See “Item 8A—Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting” for a discussion of these material weaknesses. As of the date of this Annual Report on Form 10-KSB, we are still in the process of implementing remedial measures related to the material weaknesses identified as discussed at Item 8A—“Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting.” If our efforts to remedy the weaknesses we identified are not successful, our business and operating results could be harmed and the reliability of our financial statements could be impaired, which could adversely affect our stock price. The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We expect that our internal controls over financial reporting will continue to evolve as we continue in our efforts to grow and expand our business. Although we intend to continue to improve our internal control processes in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot assure you that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

We will incur substantial costs to comply with the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 (the Act) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements is the requirement under Section 404 of the Act for management to annually assess and report on the effectiveness of our internal control over financial reporting and for our registered public accountant to attest to this report. The SEC has modified the effective date and adoption requirements of Section 404 implementation for non-accelerated filers, such as us, such that we are first required to issue our management report on internal control over financial reporting in our annual report on Form 10-KSB for the fiscal year ending December 31, 2007. We have dedicated significant time and resources during fiscal 2007 and expect to dedicate more time and resources during fiscal 2008 to ensure compliance. The costs to comply with these requirements will likely be significant and adversely affect our operating results. In addition, there can be no assurance that we will be successful in our efforts to comply with Section 404. If we fail to comply with Section 404, we could incur penalties and additional expenditures to meet the requirements, which could affect the ability of our auditors to issue an unqualified report, which is currently required to be submitted by December 31, 2009. If the auditors are unable to issue an unqualified report, this, in turn, may further adversely affect our business and operating results.

We may incur additional costs to address federal and state tax compliance issues.

Management has determined that the Company owes taxes with respect to certain stock options and warrants granted for services provided to the Company. This tax liability arose because the Company’s failed to satisfy withholding tax obligations when options were exercised and to timely amend certain options to comply with the applicable requirements of Section 409A of the Code during fiscal year 2005 and the first six months of 2006. Management has reviewed all options and warrants with professional tax advisors to determine the proper treatment. However, based on the present estimate of this tax liability, the Company has accrued a liability in its financial statements of $82,000 for these taxes. The Company’s estimate assumes that a significant discount may be utilized in determining the fair market value of the Company’s stock for purposes of calculating the applicable employment taxes owed by the Company based on factors such as lack of marketability or restrictions on trading. If this position were challenged successfully by the Internal Revenue Service, the Company’s actual tax liability may be greater. The Company has estimated its maximum potential tax liability attributable to the options to be approximately $184,000.

The Company has also determined that it may owe additional taxes with respect to compensation paid to certain former officers in 2005 and the first six months of 2006. The Company classified these former officers as independent contractors for federal and state tax purposes. If the Company’s classification of these former officers as independent contractors were challenged successfully, the Company would be liable for underpayment of federal and state employment taxes. Based on the present estimate of this tax liability, the Company has accrued a liability in its financial statements of approximately $173,000. This estimate assumes that the Company may reduce its tax liability for the income and self-employment taxes paid by these former officers on the compensation received from the Company. If the Company is unable to reduce its tax liability for taxes paid by these former officers, the Company’s actual tax liability attributable to this issue may be greater. The Company has estimated its maximum potential tax liability attributable to this issue to be up to approximately $390,000.

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

Many of the companies that already sell electrolyzed fluid based sanitation and cleaning products are able to frequently update and expand products and introduce new products and to diversify product offerings. Many of these competitors are large and financially strong, and include Hoshizaki, Miox, and Toyo. We compete with these companies primarily in developing electrolyzed fluid products and applications and obtaining customers. These companies have substantially greater financial, creative and marketing resources and proven histories that could make it difficult to compete or maintain customers in the electrolyzed fluid sanitizer market.

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

The Company's management and a limited number of shareholders retain significant control over the Company and its business plans and investors may be unable to meaningfully influence the course of action of the Company. The existing management and a limited number of shareholders are able to control substantially all matters requiring shareholder approval, including nomination and election of directors and approval or rejection of significant corporate transactions. There is also a risk that the existing management of the Company and a limited number of shareholders will pursue an agenda which is beneficial to themselves at the expense of other shareholders.

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

There has been a very limited market for the Company's common stock. Accordingly, although quotations for the Company's common stock have been, and continue to be, published on the OTC Bulletin Board and the "pink sheets" published by the National Quotation Bureau, Inc., these quotations, in light of the Company's operating history, continuing losses and financial condition, are not necessarily indicative of the value of the Company. Such quotations are inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

There are legal restrictions on the resale of the common shares, including penny stock regulations under the U.S. federal securities laws. These restrictions may adversely affect the ability of investors to resell their shares.

Our securities are subject to the “penny stock” rules, which apply generally to equity securities with a price of less than $5.00 per share, other than securities registered on certain national exchanges or quoted on the NASDAQ Capital Market. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to the broker-dealer and the registered underwriter, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As such, the "penny stock" rules may restrict the ability of purchasers in this offering to sell the common stock and warrants offered hereby in the secondary market. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers willing to engage in the trading of our shares. This results in reduced liquidity and an increase in the spread between the bid and ask price. Investors should be aware that the level of trading activity on the secondary market can be very illiquid and investors may find it expensive and difficult to sell their shares.

Sales of a substantial number of restricted shares that will be eligible for sale could adversely affect the price of our common stock.

We have issued 10,839,843 shares of "restricted" common stock in consideration for proprietary rights, business plans, organizational services and expenses and cash in private placements. Many of the shares are held by persons who are officers, directors and/or control persons of the Company and who hold such shares as "restricted securities", as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended. These securities held by officers, directors and/or control persons may be sold in compliance with Rule 144 which provides, in essence, that officers and directors and others holding restricted securities may each sell, in brokerage transactions, an amount equal to 1% of the company's total outstanding common stock every three months. In addition, Rule 144 provides that shares must not be sold until they have been held for a period of at least one year from the date they were fully paid for. The possible sale of these restricted securities under Rule 144 may, in the future, have a depressive effect on the price of the company's Common Stock in any public market which may develop, assuming there is such a market, of which there can be no assurance. Furthermore, persons holding restricted securities for one year who are not "affiliates" of the company, as that term is defined in Rule 144, may sell their securities pursuant to Rule 144 without any restrictions and/or limitations on the number of shares sold. There are approximately 11,651,781 shares of Common Stock which are available for sale under Rule 144 beginning December 31, 2007.

Employees

As of December 31, 2007 we had 11 full-time employees and 5 consultants. As our business grows, we anticipate that we will need to employ additional project managers, field technicians, salaried clerical staff and sales personnel. We believe that our relationships with our employees are good.

ITEM 2.	DESCRIPTION OF PROPERTY

Our corporate headquarters are located in leased office space at 1890 Cobb International Blvd, Suite A, B & C, Kennesaw, GA 30152. We believe that our current offices are adequate for present needs. Office space is leased and will be increased, as we deem necessary. We believe that it will not be difficult to find additional or alternative office space if necessary in the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held at the Courtyard Marriott Buckhead, located at 3332 Peachtree Road NE, Atlanta, Georgia 30326, on Tuesday, December 6, 2007 at 7:30 a.m. for the following purposes:

1.	To elect seven directors to serve for one-year terms expiring at the annual meeting in 2008 and until their successors are elected and qualified.

2.	To consider and act upon the proposed 2007 Stock Incentive Plan.

3.	To ratify the appointment of HJ & Associates, LLC as independent auditors for the fiscal year ending December 31, 2007.

The results of the voting were as follows:

PROPOSAL	FOR	WITHHELD

01 - DIRECTORS

WADE R BRADLEY	11,345,042	18,118
KARL HELLMAN	11,341,282	21,878
THEODORE C JACOBY JR	11,345,482	17,678
J LEO MONTGOMERY	11,346,042	17,118
JAY S POTTER	11,324,282	38,878
PETER F ULLRICH	11,348,682	14,478
WILLIAM J WARWICK	11,351,642	11,518

	FOR	AGAINST	WITHHELD	NON-VOTES

02 - STOCK INCENTIVE PLAN	8,445,996	65,585	90,738	2,760,841

03 - RATIFY AUDITORS	11,274,136	77,014	12,010	0

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

In December 2007, the Company issued 480,260 options to various employees. The options are for a term of ten years and have an exercise price of $1.30 per share. The options vest over a period of four years. The warrants were valued using the Black-Scholes model with the following assumptions: risk free rate of 4.64%, volatility at 87.06% and the stock price at $1.30. The value of each warrant is approximately $1.13 per warrant.

In November 2007, the Company issued 530,000 options to Douglas Kindred, in connection with the appointment of Mr. Kindred as Chief Technology Officer. The options are for a term of ten (10) years and have an exercise price of $1.30 per share. The options vest over a period of four (4) years. The warrants were valued using the Black-Scholes model with the following assumptions: risk free rate of 4.28%, volatility at 85.99% and the stock price at $1.01. The value of each warrant is approximately $0.85 per warrant.

On May 7, 2007, the Company issued 100,000 shares of common stock to an individual who exercised 100,000 warrants for $50,000 or $0.50 per share.

In May 2007, Peter F. Ullrich and Water Science LLC (“WS”), shareholders of EAU Technologies, Inc., entered into an agreement (the “Termination Agreement”) for the cancellation and reissuance of existing warrants held by WS (“Original Warrants”) to purchase a total of 8.4 million shares of the Company’s common stock. In the Termination Agreement, the parties agreed as follows:

•	The Original Warrants were cancelled.
•
The Company granted to WS replacement warrants (“Replacement Warrants”) to purchase a total of 8.4 million shares of common stock at an exercise price of $1.30 per share, with an expiration date of May 9, 2010.

•
The Company has a right (“Put Right”) to require WS to exercise one of the Replacement Warrants for up to 3,230,769 shares. The Company may exercise the Put Right from time to time, but not more often than once per month.

•	The warrant shares are subject to an amended registration rights agreement.

In October 2007, Water Science LLC exercised a portion of its warrants for $2,000,000 and the Company issued 1,538,463 shares of common stock to Water Science, at an exercise price of $1.30 per share.

In October 2006, the Company issued 500,000 options to Wade R. Bradley in connection with the appointment of Mr. Bradley as Chief Executive Officer and President. The options are for a term of ten (10) years and have an exercise price of $1.30 per share. The options vest over a period of four (4) years. The warrants were valued using the Black-Scholes model with the following assumptions: risk free rate of 4.71%, volatility at 81.29% and the stock price at $1.46. The value of each warrant is approximately $1.25 per warrant. The Company recognized $332,533 and $63,216 during the years ended December 31, 2007 and 2006, respectively, as consulting expense.

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

	EAU Technologies, Inc. Common Stock
	High	Low
Year Ended December 31, 2007
Quarter Ended March 31, 2007	$1.09	$0.86
Quarter Ended June 30, 2007	2.25	1.00
Quarter Ended September 30, 2007	1.25	0.80
Quarter Ended December 31, 2007	1.55	0.56

	EAU Technologies, Inc. Common Stock
	High	Low
Year Ended December 31, 2006
Quarter Ended March 31, 2006	$3.35	$2.40
Quarter Ended June 30, 2006	2.85	1.75
Quarter Ended September 30, 2006	2.00	1.51
Quarter Ended December 31, 2006	1.70	0.85

As the foregoing are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

As of December 31, 2007, the Company had approximately 459 record holders of common stock.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EAU TECHNOLOGIES, INC., previously known as Electric Aquagenics Unlimited, Inc. (referred to herein sometimes as “EAU,” “we,” “us,” or the “Company”), is in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create fluids. These fluids have various commercial applications and may be used in commercial food processing organic or conventional agricultural products that clean, disinfect, remediate, hydrate and moisturize. The processes for which these fluids may be used are referred to in this report as the “EOW Technology.” For example, we believe that our food and agricultural treatment products potentially may be used to systemically treat all facets and phases of the food chain, from soil to animal feed to meat processing. Our products would accomplish this by eliminating dangerous and unhealthy pathogens from the food chain with organically based and highly effective solutions. We make the claim that our products are “non-toxic”. We can do this because at the levels we employ our technology, our studies both internal as well as through third parties show no toxicity. We are conducting further studies so we can make more specific claims in the future. At the levels employed, the fluids and products are safe for the environment and non-toxic. Our fluids and products also do not contain or leave harmful residues often associated with chemical-based supplements and disinfecting and cleaning agents. The electrolyzed fluids created by the EOW Technology (referred to herein sometimes as the “EO Fluids” or “Empowered WaterTM”) generated by our patented and patent pending specialized equipment currently replace many of the traditional products used in commercial, industrial and residential disinfecting and cleaning.

We have identified the following industries for early stage sales and marketing focus: 1) dairy production and processing, 2) meat and poultry processing, 3) clean in place (“CIP”) for food and beverage processing and 4) agricultural grow-out and processing (“Primary Markets”). As of the date of this Report, the Company was focused on these markets because we believe that for each of these markets we have a competitive advantage, a leading strategic industry partner, or we can provide an attractive value-added proposition. To penetrate these markets, EAU is conducting trials that will lead to partnerships with industry leaders who can assist in rolling the technology out on a large scale.

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

We have shipped and installed five units ordered from Water Sciences, LLC. The units have been installed in Holland, Ecuador, Costa Rica, Mexico and Colombia. Shipment dates and locations of the remaining units have yet to be determined by Water Sciences. Water Sciences is currently using Empowered Water™ fluids in various agricultural channels.

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

In May 2007, we signed an agreement with a small dairy plant whereby the dairy has agreed to lease our equipment and pay a royalty for the technology beginning in August 2007. The Company had been testing our equipment in this facility for over one year. While the amounts for this agreement are not significant, the Company believes that this agreement will serve as a model for expanding its presence in the dairy industry. Since then, we have also signed agreements with multiple other dairies to install our equipment and begin testing our equipment at their facilities. We are currently in trials on six farms in different regions of the Country.

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

Allowance for doubtful accounts. The Company sells its products to various commercial customers. It regularly reviews its aging and reserves for amounts that may be at risk in collection. The Company has historically had very few uncollectible amounts.

Commitments and Contingencies

On May 1, 2006, we entered into a consulting agreement with JL Montgomery Consulting, LLC, a Florida limited liability company. By the terms of this agreement, JL Montgomery Consulting agreed to assist the Company in locating and structuring equity and long-term debt financing; to help establish financial policies and procedures; to offer strategic financial assistance; to provide strategic business planning; to offer financial advice to the Company and its Board of Directors on financial matters; and to introduce the Company to third parties, including independent companies, governmental contacts, and/or third party individuals interested in purchasing our products or forming a business relationship with us. As compensation, we granted to JL Montgomery Consulting a five-year, fully vested warrant to purchase up to 500,000 of our $.0001 common stock at the price of $2.76 per share. In October 2007, these warrants were extended an additional 5 years.

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

Management has determined that certain stock options and warrants granted for services may not have been properly treated for income tax withholding purposes. Management is reviewing all granted options and warrants with professional tax accountants to determine the proper treatment. In addition, in the past the Company has classified several consultants and officers as independent contractors for federal and state tax purposes. This classification could be challenged by the applicable taxing authorities for some or all of these individuals. Management believes that it is reasonably estimatable and probable that the amount of liability to the Company will be approximately $255,000. The Company has estimated the potential tax liability as a range between $129,000 and $524,000.

Our operations are currently funded by a combination of capital funding and revenues.

Financial Position and Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Financial Position

The Company had $1,413,744 in cash as of December 31, 2007, compared to $206,094 at December 31, 2006. Our working capital as of December 31, 2007 was $114,443 compared to $961,230 at December 31, 2006. The primary reason for the change in our working capital for the year ended December 31, 2007, was due to the reclassification of the senior convertible note from long-term debt to a current liability. The Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at December 31, 2007. This will be reduced as the Company delivers machines on order to Water Science, a related party. Water Science, who has exclusive rights to sell our products in South America and Mexico, is also an affiliate of the Company, by agreement may purchase machinery from us at cost plus 25 percent. These deliveries are targeted to occur during 2008. Long term debt decreased from $1,371,091 at December 31, 2006 to $59,045 at December 31, 2007. This is due to the reclassification of the senior convertible note from long-term debt to a current liability. At December 31, 2007, our stockholders’ deficit was $6,574,573.

Summary of select balance sheet information follows:

	December 31, 2007	December 31, 2006
Balance Sheet Data:

Cash and Cash Equivalents	$1,413,744	$206,094

Total Current Assets	4,677,688	3,077,702

Total Assets	5,347,458	4,929,761

Total Current Liabilities	4,563,245	2,116,472

Long Term Debt	59,045	1,371,091

Total liabilities and stockholders’ equity	$5,347,458	$4,929,761

Results Of Operations For The Year Ended December 31, 2007 As Compared To The Year Ended December 31, 2006

Revenues and Net Income - Net revenues for the year ended December 31, 2007, decreased by $271,873, or 24%, to $878,599, of which $717,503 are revenues from a related party, compared to revenues of $1,150,472 for the year ended December 31, 2006. The majority of the revenues are from sales of our EO water machines to Water Science, a related party with an exclusive license for Central and South America. Equipment sales to Water Science totaled $517,503 or 59% of total revenues. We also recognized $200,000 in licensing revenues related to the exclusive license granted to Water Science.

Our cost of sales decreased by $262,852, to $519,751, for the year ended December 31, 2007. This is a 34% decrease over the $782,603 cost of sales during the year ended December 31, 2006. This decrease is attributable to the decrease in product sales of our EO water machines. We have also been able to develop better cost-effective manufacturing processes and procedures.

Our net loss for the year ended December 31, 2007, was $10,891,337, which is $2,375,980 more than the $8,515,357 net loss for the fiscal year ended December 31, 2006. This increase of 28% in the net loss is primarily attributable to the Company’s continued capital raising efforts. In May 2007, the Company, as part of a financing agreement with a related party, cancelled 8,400,000 outstanding warrants and granted 8,400,000 new warrants. (See Item 5 above) As part of the new warrants the Company recorded a non-cash loss on derivative liability of $2,118,761 in 2007 as compared with a gain on the adjustment to fair value of the derivative liability of $714,404 in 2006.

General and Administrative Expense - The Company incurred total general and administrative expenses of $8,260,609 in 2007, a 24% increase over the $6,638,052 incurred in 2006. General and administrative expenses for 2007 consist primarily of payroll expense ($1,318,354), expenses related to stock options and warrants ($4,705,545), professional fees ($966,988), travel related expenses ($269,699) and insurance expense ($209,033).

During the year ended December 31, 2007, we expended $966,988 in professional fees, which include legal and consulting fees. This was a decrease of $377,006 or 28%, from the $1,343,994 spent in 2006. This decrease is primarily due to the Company’s efforts to reduce costs and better utilize its own resources.

Our interest expense remained relatively unchanged from $1,161,485 in 2006 to $1,122,930 in 2007. The majority of the interest expense is related to a $3,000,000 loan to us from Water Sciences. This loan has a full discount of $3,000,000 which is being amortized to interest expense over the life of the loan. See Note 10 to our audited financial statements. This required accounting treatment resulted in our recognizing a $1,000,000 in interest expense for the year ended December 31, 2007 and 2006.

Research and Development - Our research and development expenses for the year ended December 31, 2007, were $140,944, a decrease of $194,909, or 58%, as compared to $335,853 for the year ended December 31, 2006.

Summary of select income statement information follows:

	Year Ended December 31,
	2007	2006	Better (Worse)	Percent Change

Revenue, net	$878,599	$1,150,472	$(271,873)	24%

Gross profit	358,848	367,869	(9,021)	2%

Loss from continuing operations	10,926,379	7,434,940	(3,491,439)	47%

Gain (loss) from discontinued operations	35,042	(1,080,417)	1,115,459	103%

Net loss	10,891,337	8,515,357	(2,375,980)	28%

Loss per share	0.79	0.71	(0.08)	11%

Liquidity And Capital Resources

At December 31, 2007, we had cash and cash equivalents of $1,413,744, compared to $206,094 at December 31, 2006. We have had continuing net losses of $10,891,337 for the year ended December 31, 2007 compared with net losses of $8,515,357 for the year ended December 31, 2006. The net loss per share for the year ended 2007 was $0.79 compared to a loss of $0.71 per share for the same period in 2006. Our working capital as of December 31, 2007 was $114,443 for reasons discussed above under financial position.

Net cash used in operating activities for the year ended December 31, 2007 was $4,715,198, a 23% decrease, compared to $6,104,588 for the same period in 2006. The primary uses of cash were purchases of inventory of $357,084, an increase in restricted cash of $240,000 and a decrease in accounts payable of $296,020. Also included in the net cash used is $116,453 used from discontinued operations.

At December 31, 2007, the Company’s net inventory was $2,814,533, representing an increase of 12% from the $2,502,263 on hand at December 31, 2006. The Company is in multiple tests of our equipment and has included the machines in inventory until they are sold and enter into revenues.

The operating outflow of cash was reduced by the Company issuing warrants and stock options in lieu of cash during the quarter of $4,705,545. The Company adopted SFAS 123(R), effective January 1, 2006, and now expenses stock options given to employees. The Company recognized a non-cash increase from the discounting of the Company’s note payable to Water Science, LLC of $1,000,000. (See Note 10 to the Company’s financial statements.) Further, the Company recognized a non-cash increase in the derivative liability of $2,118,762, due to changes in the Black-Scholes value of the liability.

Cash flows from investing activities provided the Company $1,891,164 during the period ended December 31, 2007 as compared to $429,862 provided for in the same period in 2006. During 2007, the cash flows consisted primarily of net cash receipts of $2,150,000 from the sale of our consumer products division (See Note 15 to the Company’s financial statements) and the issuance of a Note Receivable for $150,000 and purchase of equipment of $91,848. During 2006 the primary cash flows from investing activities consisted primarily of $456,201 provided from the sale of our investment in Equilease and $54,552 used to purchase equipment.

Cash flows from financing activities provided the Company $4,031,684 and $5,199,472 for the years ended December 31, 2007 and 2006, respectively. This is primarily a result of the Company’s continued sales of its common stock to fund operations. The Company raised $3,550,000 and $5,230,747 from the sale of stock and $500,000 and $0 from the advance made by a related party in anticipation of exercising warrants. This amount was offset by payments made on notes payable in the amount of $18,316 and $31,275 in 2007 and 2006, respectively.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues. We have no commitments to fund any future capital expenditures. Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months. Our senior convertible note payable with Water Science will become due in September 2008, which will require cash of $3,000,000 in order to satisfy the debt, if the note is not converted into common stock. We anticipate that we may need an additional $2,000,000 or more in future funding to execute our business plan over the next twelve months. Moreover, if we able to expand our sale of EO machines as anticipated, we will need significant additional working capital to fund that expansion. We do not have arrangements in place to provide us with this funding or any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.

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

ITEM8 A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.

•
The Company engaged an outside accounting firm to assist the Company with documenting and testing our internal controls for the year ended December 31, 2007. Based on the results of their tests and the evaluation of management, it was determined that some controls were not effective. The majority of the deficiencies result from a lack of segregation of duties, due to the size of our company and its accounting department. While most of the control deficiencies were mitigated by alternative procedures, the Company determined that there were some material weaknesses. The Company noted that certain audit adjustments were proposed by HJ & Associates for the period ended December 31, 2007. In reviewing the audit adjustments it was determined that the Company did have material weaknesses as described below.

In 2006, Management also determined that certain stock options and warrants granted in 2005 for services may not have been properly treated for tax withholding. Management is reviewing all granted options and warrants with professional tax accountants to resolve this matter.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other associates, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and those policies and procedures that:
(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control - Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was not effective to provide reasonable assurance based on those criteria.

A “material weakness” is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of internal control over financial reporting, management determined that the following areas had a material weakness:

•	Inventory price testing was determined to be misstated. The Company has subsequently tested approximately 98% of inventory item costs and will perform quarterly price tests on certain inventory items.
•
Certain accrued expenses were not properly reconciled and accrued. The Company will create an allowance account for unbilled and/or unknown expenses not received at the quarter end. Management will estimate an allowance and will reconcile subsequent invoices with this account on a quarterly basis

•
Certain stock options or warrants were not properly reconciled and accrued. The Company will review all stock grants and option/warrants grants at least quarterly and will reconcile the accounting records on a timelier basis.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s operations.

The Company has taken the steps discussed below under “Changes to Internal Control Over Financial Reporting.” The Company is also taking the following steps to remediate the material weaknesses:
•	Inventory price testing and full inventory counts will be performed quarterly.
•
The Company will create an allowance account for unbilled and/or unknown expenses not received at the quarter end. Management will estimate an allowance and will reconcile subsequent invoices with this account on a quarterly basis

•	The Company will review all stock grants and option/warrants grants at least quarterly and will reconcile the accounting records on a timelier basis.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation requirements by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes to Internal Control Over Financial Reporting

Management has made significant changes to internal controls over financial reporting and has taken the following corrective actions:

•	Engaged an outside accounting firm to assist the Company with documenting and testing our internal controls;
•	Management has implemented a regular routine of reconciling all balance sheet accounts on a regular timely basis to ensure the accuracy of our records;
•	Management has, and will, implement better review procedures of all balance sheet accounts;

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

ITEM8 B.	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, age, and position of each of our directors and executive officers.

Name and Address	Age	Position and Office Held
Wade R. Bradley 1890 Cobb International Blvd. Kennesaw, GA 30152	47	Chief Executive Officer; Director

Brian D. Heinhold 1890 Cobb International Blvd. Kennesaw, GA 30152	35	Chief Financial Officer

Doug Kindred 1890 Cobb International Blvd. Kennesaw, GA 30152	52	Chief Technology Officer

Larry Earle 1890 Cobb International Blvd. Kennesaw, GA 30152	38	Senior Vice President of Live Processing

Joseph A. Stapley 1890 Cobb International Blvd. Kennesaw, GA 30152	39	Senior Vice President of Investor Relations and Business Development

Jay S. Potter 10509 Vista Sorrento Pkwy. #300 San Diego, CA 92121	42	Director

William J. Warwick 1063 Ocean Ridge Drive Wilmington, North Carolina 28405	72	Director

Peter Ullrich 1800 NW 89th Place Miami, FL 33172	65	Director

Theodore C. Jacoby, Jr. 1716 Hidden Creek Ct. St. Louis, MO 63131	67	Director

J. Leo Montgomery 1890 Cobb International Blvd. Kennesaw, GA 30152	67	Non-executive Chairman of the Board; Director

Karl G. Hellman 1776 Chadds Lake Drive Marietta, GA 30068	61	Director

William J. Warwick, an independent board member who is also a member of the Company’s audit committee, is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-B promulgated by the U.S. Securities and Exchange Commission. Mr. Warwick is also a member of the Company’s Compensation Committee.

Jay Potter served as the Chairman of the Board from May 2006 until October 2007. Mr. Potter also sat as Interim CEO from May 2006 until November 2006 when Mr. Bradley was hired. Mr. Potter is also a member of the Company’s audit committee and is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-B promulgated by the U.S. Securities and Exchange Commission.

In April 2007, the Board of Directors of the Company appointed Peter Ullrich, as a member of the Board of Directors.

In September 2007, the Board of Directors of the Company appointed Ted Jacoby, Jr., as a member of the Board of Directors. The Board also appointed Mr. Jacoby as a member of the Audit Committee and the Compensation Committee.

In October 2007, the Board of Directors of the Company appointed Karl Hellman and J. Leo Montgomery as members of the Board of Directors. Mr. Montgomery serves as Non-Executive Chairman of the Board. The Board also appointed Mr. Hellman as a member of the Compensation Committee and appointed Mr. Montgomery as a member of the Audit Committee.

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

Brian D. Heinhold is the Company’s Chief Financial Officer. Mr. Heinhold took over as CFO when the former CFO resigned in September 2006. He served as the Company’s controller since joining the Company in May 2006. Before joining EAU, he worked for a Certified Public Accounting firm, from 2004 to 2006, as an auditor and consultant. While working at the CPA firm, Mr. Heinhold was involved with both private and public companies. From 2002 to 2004, he worked as a manager of an entertainment center in Salt Lake City, where he oversaw the operations of the company. Prior to that, he worked as the business and finance manager at a local automotive dealership from 2001 to 2002. From 1994 to 2001, Mr. Heinhold was the accounting manager of a small engineering and manufacturing firm, where he oversaw all the functions of the accounting department. He has also served in many volunteer positions where he worked with adults and youth. Mr. Heinhold graduated from the University of Utah with a Masters of Public Accountancy degree and a Bachelor of Arts degree in Finance.

Doug Kindred is currently the Company’s Chief Technology Officer and has over 27 years of management and engineering experience in numerous industries. He was a co-owner and Vice President of ESI, Inc., a turnkey, design/build engineering construction firm for over 18 years. He served as President of an air pollution control equipment manufacturer prior to joining EAU. He has extensive experience throughout his career with the production of premium quality water including numerous boiler feed water systems that utilized demineralizers, automated acid and caustic regeneration systems, water softeners and condensate polishing systems for various industries. Mr. Kindred holds a B.S. degree in Mechanical Engineering from Georgia Tech and is a graduate of the Kenan-Flagler Business School Executive Program at The University of North Carolina, Chapel Hill. He is a registered professional engineer.

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

Jay S. Potter has served as a director of the Company since September 2005. From May 2006 until October 2006, he served as interim CEO of the Company. He has been the Chairman of the Board of Directors of Voice Vision since its inception in March 2007.  Mr. Potter has been active in the financial industry for 20 years and has successfully participated, directed or placed over one hundred million dollars of capital in start-up and early stage companies.  Mr. Potter takes an active role in the development of the funded companies and to that end has participated as advisor, director and officer. Currently, Mr. Potter is a director for ENVSION Solar, LLC, and Envirepel Energy, Inc., two companies that he helped fund, and that he continues to guide and advise in the renewable energy sector.  He also is the founder of GreenCore Private Equity Fund, investing in cutting edge companies developing renewable energy and other "green" technologies.  He has served as Chairman, President and CEO of Nexcore Capital, Inc. and its financial service affiliates since co-founding the company in 1989.  Mr. Potter serves as Founder and Chairman of Sterling Energy Resources, Inc., a public oil and gas company (Symbol: SGER) involved in the acquisition, exploration and development of oil and natural gas from its numerous leases.  Mr. Potter holds Series 7, 24 and 63 licenses in good standing with the National Association of Securities Dealers, Inc.

William J. Warwick has served as a director of the Company since 2003. He retired from AT&T after 39 years of service with responsibilities including President of AT&T Consumer Products and Senior Vice President AT&T. In 1993 he was elected Chairman and CEO, AT&T China. His business activities are numerous and worldwide, having served on many high profile boards of directors and industry associations. He is currently Chairman, Executive Advisory Board, Cameron School of Business and a member of the Board of Directors of the UNC-W Corporation at the University of North Carolina at Wilmington, North Carolina. Mr. Warwick obtained his BSBA from the University of North Carolina, Chapel Hill, and his MBA from Northwestern University, Chicago.

Peter Ullrich has served as a director of the Company since April 2007.  Mr. Ullrich is currently EAU’s largest shareholder and single largest customer. Mr. Ullrich is the owner of Water Science, LLC (“WS”), Latin America’s exclusive licensee of EAU’s Empowered Water™ technologies. Mr. Ullrich is also the owner and Chairman of the Board of Esmeralda Farms, an innovative leader in the international floral industry. Mr. Ullrich has been involved in all aspects of the international floral industry for over 35 years. He is a pioneer in developing and adopting cutting edge technologies that not only assist in building better business in the floral industry but creating cleaner safer working environments for his over 5,000 employees. Esmeralda Farms are certified by various international “green” organizations, such as Florverde, Flower Label Program and Veriflora. Mr. Ullrich was the recipient of the 2006 SAF Gold Medal Achievement Award.  Mr. Ullrich was born and educated in Germany.

Theodore C. Jacoby, Jr. was appointed as a director in September 2007. Mr. Jacoby is currently President and Chief executive Officer of T.C. Jacoby & Co., the leading independent distributor of bulk dairy products including raw milk, cream, condensed milk, powdered milk, butter and cheese in the U.S.  Mr. Jacoby has expanded T.C. Jacoby to numerous international markets. Mr. Jacoby is an active member of the international dairy community serving on the Board of Directors of the U.S. Dairy Export Committee Council since 1995.  He currently serves on the Trade Policy Committee.   T.C. Jacoby & Company is a member of many other prominent dairy trade organizations including the International Dairy Foods Association, California Milk Processors Association and Associate Member of National Milk Producers Federation. Mr. Jacoby received his Bachelor of Science degree in Agriculture from the Missouri College of Agriculture, Food, and Natural Resources.  After graduation, Mr. Jacoby proudly served in the United States Marine Corp for four years.

J. Leo Montgomery was appointed as a director and non-executive Chairman of the Board in October 2007. Mr. Montgomery was a senior partner at Ernst & Young retiring in 2003 after a 39 year career. Mr. Montgomery served in several leadership roles at Ernst & Young and was the coordinating partner for many major clients of the firm. He is currently an Advisory Director at SunTrust Robinson Humphrey (a division of SunTrust Capital Markets). He is also a member of the Board of Directors of Cypress Communications, Inc. Mr. Montgomery has served as a consultant to EAU Technologies since May 2006. Mr. Montgomery is a Certified Public Accountant and holds a B.A. degree from Harding University.

Karl G. Hellman was appointed as a director in October 2007. Mr. Hellman is the founder of Resultrek, a management consulting and marketing training firm, where he has served as Chief Executive Officer and President since 1999. Prior to that from 1997 to 1999, Mr. Hellman served as a Principal of Scott, Madden & Associates, a management consulting firm. Mr. Hellman has more than 30 years of consulting and corporate experience. He received his B.A. from Beloit College and his Masters Degree from Northwestern University.

Committees

The Board of Directors maintains standing Audit and Compensation Committees.

Audit Committee. The Audit Committee, which consists of Theodore C. Jacoby, Jr., J. Leo Montgomery, Jay S. Potter and William J. Warwick, serves as an independent and objective party to, among other things, review the Company’s financial statements and annual report, review and appraise the audit efforts of the Company’s auditors and pre-approve permissible services to be performed for the Company by its auditors, and is responsible for the appointment, compensation and oversight of the work of the independent public accountants which audit the Company’s financial statements. The primary function of the Audit Committee involves oversight functions to support the quality and integrity of the Company’s accounting and financial reporting processes generally. It should be noted, however, that the members of the Committee are not necessarily experts in the fields of auditing and accounting and do not provide special assurances on such matters. The Audit Committee met four times during 2007. The Board of Directors has determined that J. Leo Montgomery is an “audit committee financial expert” as that term is defined by applicable rules of the Securities and Exchange Commission. The report of the Audit Committee appears below in this Proxy Statement. A copy of the Audit Committee’s charter is included on the Company’s website at www.eau-x.com.

Compensation Committee. The Compensation Committee, consisting of Karl Hellman, Theodore C. Jacoby, Jr. and William J. Warwick, sets the compensation of executive officers and administers the Company’s incentive plans, including the Company’s stock option plans. The Compensation Committee met twice during 2007. The Compensation Committee has adopted a written charter, a copy of which is available on the Company’s website at www.eau-x.com. As set forth in the Compensation Committee charter, the Committee:

•
Has the authority to engage independent compensation consultants and legal advisors when determined by the Committee to be necessary or appropriate. In 2007, the Committee engaged a compensation consultant, Phillip Blount & Associates, Inc., to assist it with, among other things, research on appropriate director, executive and employee compensation levels.

•	Has the authority to delegate its responsibilities as it may deem appropriate, to the extent allowed under applicable law. The Committee generally does not delegate its responsibilities to others.

•
Requests that the Chief Executive Officer provide to the Committee his recommendations relative to compensation of other executive officers of the Company. The Committee meets in executive session to determine the compensation of the Chief Executive Officer of the Company.

Meetings and Attendance. The Board of Directors held 10 meetings during 2007. Each incumbent director attended at least 75 percent of the aggregate of the meetings of the Board of Directors and of the committees of which he was a member. The Company strongly encourages each Board member to attend the Company’s annual meeting of stockholders.

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

Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2007 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were completed.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Wade R. Bradley Chief Executive Officer	2007 2006	240,000 40,000	0.00 0.00	0.00 0.00	332,533 63,216	0.00 0.00	0.00 0.00	5,750 1,000	(1) (1)	578,283 104,216

Doug Kindred Chief Technology Officer	2007 2006	125,936 120,000	0.00 0.00	0.00 0.00	33,892 0.00	0.00 0.00	0.00 0.00	6,330 8,884	(1) (1)	128,884

Larry Earle Senior Vice President, Live Processing	2007 2006	120,000 120,000	0.00 0.00	0.00 0.00	1,469 0.00	0.00 0.00	0.00 0.00	6,227 5,351	(1) (1)	127,696 125,351

Joe Stapley Senior Vice President, Investor Relations	2007 2006	120,000 120,000	0.00 0.00	0.00 0.00	6,496 0.00	0.00 0.00	0.00 0.00	0.00 3,920	(1)	126,496 123,920

(1)	Other compensation consists of car allowances.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding stock options and restricted stock held by the Company's Named Executive Officers at December 31, 2007.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Wade R. Bradley, Chief Executive Officer	200,000	300,000	1.30	11/6/2016

Doug Kindred, Chief Technology Officer	150,000 150,000 20,000	25,000 530,000	0.01 1.50 3.50 2.45 1.30	1/2/2008 1/2/2008 5/27/2015 6/1/2015 11/8/2017

Joseph Stapley, Senior Vice President, Investor Relations	25,000	25,000 159,230	3.50 2.45 1.30	5/27/2015 6/1/2015 12/6/2017

Larry Earle, Senior Vice President, Live Processing	25,000	75,000 36,000	2.45 3.50 1.30	6/1/2015 5/27/2015 12/6/2017

Employee Compensation

In April 2007, the Company engaged Phillip Blount and Associates, Inc., a consulting firm in Human Resources, to review the company’s overall compensation program. Based upon the findings of that study, recommendations of management, and review by the Board, the compensation changes noted below were made.

Base compensation – Phillip Blount and Associates, Inc. performed an analysis on compensations levels for each employee based on job description and comparative compensation levels to companies our size. Based on the results of their findings certain employee’s base compensation was adjusted upon approval by the Company’s board of directors. Among the employee’s whose base compensation levels were adjusted was Joseph A. Stapley and Douglas Kindred (named executives). The base pay for Mr. Stapley was increased from $120,000 to $136,000. Mr. Kindred’s employment agreement is summarized below.

Incentive Stock Options – Based on the recommendations of Phillip Blount and Associates, Inc. and upon approval from the Board of Directors, a total of 480,260 stock options were granted to various employees, pursuant to the Company’s 2007 Stock Incentive Plan. The following executives were included in the stock option grants: Joseph Stapley and Larry Earle, effective immediately. The options were issued at a $1.30 exercise price and vest ratably over a period of four years. Mr. Stapley was awarded a stock option grant of 159,230 shares. Mr. Earle was awarded a stock option grant of 36,000 shares. It was also recommended that Douglas Kindred was granted stock options, which were granted in November 2007 as part of Mr. Kindred’s employment agreement.

Corporate Bonus Program – In connection with the adjustments to our Human Resources policies, the Board approved a corporate bonus program. Bonuses will be paid to executive officers when the Company achieves an approximate operational break-even run rate, measured as the achievement of consistent revenues of $250,000 per month over two consecutive months, not taking into account capital or one time extraordinary charges. In the calculation of monthly revenues, equipment revenues will only comprise up to $50,000 of the $250,000 monthly revenue target for the calculation of the bonus. Once this target is achieved, the payout of the bonus will be over a period of 2 months to 12 months, at the discretion of management.

The following executives are included in the Bonus Program: Wade R. Bradley (President and Chief Executive Officer) is eligible for a $72,000 bonus, 30% of his base pay. Doug Kindred (Chief Technology Officer) is eligible for a $61,600 bonus, 35% of his base pay. Mr. Stapley is eligible for a $40,800 bonus, 30% of his base pay. Mr. Earle is eligible for a $30,000 bonus, 25% of his base pay.

401(k) retirement plan – As part of the compensation package, the Company established a “safe-harbor” retirement plan for its employees. Effective January 1, 2008, the Company established the EAU 401(k) Retirement Trust, wherein all full time employees are eligible to participate, including executives. The plan allows the employee’s to defer a portion of their income in a retirement account. As an incentive for the employee’s to participate in the retirement plan, the Company has agreed to match the employee’s deferral 100% of the amount of the deferrals that do not exceed 3% of the participant's compensation, plus 50% of the amount of the participant's deferrals that exceed 3% of the participant's compensation but do not exceed 5% of the participant's compensation.

Employment Agreements

As of December 31, 2007, 2 executives had current employment agreements (the “Agreements”).

Employment Agreement and Option Agreement with Doug Kindred

In connection with the continued employment of Mr. Kindred as Chief Technology Officer on November 8, 2007, Mr. Kindred and the Company entered into an employment agreement (the “Agreement”), a copy of which is attached as Exhibit 10.1 to the Form 8-K filed by the Company dated November 8, 2007 and incorporated herein by reference.

The material terms of the agreement include the following:

1. Appointment. Per the terms of the Agreement, Mr. Kindred will continue to serve as the Company’s Chief Technology Officer.

2. Base Salary. Mr. Kindred’s initial base salary will be $176,985 per year.

3. Annual Bonuses. Beginning with the Company's fiscal year which commences on January 1, 2008, Mr. Kindred is entitled to receive a bonus of up to 35% of his base salary ($61,945), upon the achievement of annual performance benchmarks, to be set by the Board of Directors (the “Board”) and the CEO.

4. Inducement Stock Option Grant. Mr. Kindred is entitled to receive stock options to purchase 530,000 shares of the Company’s common stock. The options will not constitute incentive stock options under Section 422 of the Internal Revenue Code of 1986.  The options shall vest in installments in accordance with the schedule below:

·	132,500 shares shall vest on November 8, 2008

·	132,500 shares shall vest on November 8, 2009

·	132,500 shares shall vest on November 8, 2010

·	132,500 shares shall vest on November 8, 2011

The exercise price per option is $1.30. The terms and conditions of the options are included in a separate option grant agreement substantially in the form attached in an 8-K the Company filed with the SEC dated November 8, 2007.

5. Standard Benefits. Mr. Kindred will be eligible to participate in the Company’s standard benefits package, on the same basis as other senior executives of the Company.

 6. Vacation. Mr. Kindred will be entitled to 20 business days of paid vacation per calendar year.

7. Company Car. The Company shall reimburse Mr. Kindred for the amount required to lease an automobile of Mr. Kindred’s choice up to a maximum of $500 per month. In addition, the Company will reimburse Mr. Kindred, up to a maximum of $1,000 per year, for the following properly documented expenses related to such automobile: (i) service, (ii) maintenance, (iii) repair and (iv) excess mileage fees required by the automobile lease, if such excess mileage is the result of required business travel by Mr. Kindred on behalf of the Company.

8. Term. The employment agreement expires on the third anniversary of the Effective Date, subject to automatic renewal for a one-year term unless either party has given the other 60 days’ prior written notice.

9. Severance. Mr. Kindred will be entitled to certain severance payments and other rights if his employment is terminated: (i) by the Company without “Cause,” as that term is defined in his agreement, or (ii) by Mr. Kindred for “Good Reason,” as that term is defined in his agreement. In each such instance, Mr. Kindred’s severance benefits will be as follows:

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

Code of Ethics

The Company adopted a Code of Ethics on April 6, 2004, that applies to its principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions. A copy of our Code of Ethics was filed as an exhibit to our Annual Report for the year ended December 31, 2004. The Company undertakes to provide to any person, without charge, upon written or verbal request directed to Joseph A. Stapley, 1890 Cobb International Boulevard, Kennesaw, Georgia, 30152, (678)388-9492.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information about the beneficial ownership of our common stock as of March 25, 2008 by:

•	each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. The percentage of beneficial ownership is based on 15,257,113 shares of common stock outstanding as of March 25, 2008.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
Peter F. Ullrich (1) 1800 NW 89th Place Miami, FL 33172	14,485,569	62.7%

Water Science, LLC. (1) 1800 NW 89th Place Miami, FL 33172	11,000,000	47.6%

Wade R. Bradley (2) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	200,000	1.3%

Joseph A. Stapley (3) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	123,250	*

Doug Kindred (4) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	148,250	*

Larry Earle (5) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	49,750	*

William J. Warwick 1063 Ocean Ridge Drive Wilmington, North Carolina 28405	173,077	1.1%

Jay S. Potter (6) 10509 Vista Sorrento Pkwy. #300 San Diego, CA 92121	512,982	3.3%

Theodore C. Jacoby, Jr. 1716 Hidden Creek Ct. St. Louis, MO 63131	73,077	*

Karl Hellman 555 Northpoint Center East, 4th Floor Alpharetta, GA 30022	23,077	*

J. Leo Montgomery (7) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	567,377	3.6%

All current directors and executive officers as a group (11 persons)	16,367,259	67.2%

*Less than 1%

(1)
Mr. Ullrich is the managing member of Water Science, LLC. Mr. Ullrich beneficially owns 3,485,769 shares and indirectly through Water Science beneficially owns 3,138,463 shares, warrants to purchase 6,861,537 shares at an exercise price of $1.30 per share and a convertible note currently convertible into 1,000,000 shares. The warrants and convertible note are held by Water Science, LLC.

(2)
Mr. Bradley holds options to purchase a total of 500,000 shares at an exercise price of $1.30 per share; only 200,000 shares are currently exercisable or exercisable within 60 days of the date of this report.

(3)
Mr. Stapley beneficially owns 98,250 shares and holds options to purchase a total of 25,000 shares at an exercise price of $3.50 per share, options to purchase 25,000 shares at an exercise price of $2.45 per share and options to purchase 159,230 shares at an exercise price of $1.30. Only 25,000 shares with an exercise price of $3.50 are currently exercisable or exercisable within 60 days of the date of this report.

(4)
Mr. Kindred beneficially owns 128,250 shares and holds options to purchase a total of 575,000 shares at exercise prices between $1.30 and $3.50 per share. Only 20,000 shares with an exercise price of $3.50 are currently exercisable or exercisable within 60 days of the date of this report.

(5)
Mr. Earle own 24,750 shares and holds options to purchase a total of 136,000 shares at an exercise price of $2.45 (75,000 shares), $3.50 (25,000 shares) and $1.30 (36,000 shares) per share. Only the 25,000 shares, with an exercise price of $3.50, are currently exercisable.

(6)	Mr. Potter beneficially owns 114,816 shares. Warrants to purchase a total of 398,166 shares at exercise prices ranging from $0.01 to $5.00 per share are owned by companies controlled by Mr. Potter.
(7)
Mr. Montgomery beneficially owns 67,377 shares and beneficially holds warrants to purchase up to 500,000 shares at an exercise price of $2.76 per share held by JL Montgomery Consulting, LLC. See “Selling Shareholders”.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2007

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	700,260	$1.99	1,769,740
Equity compensation plans not approved by security holders*	9,941,579	$1.52	N/A
Total	10,641,839	$1.55	N/A

 (1) Equity compensation plans not approved by security holders consist of individually negotiated grants of options or warrants to consultants, directors, suppliers, vendors and others who provide goods or services to the Company, and grants of warrants to investors in connection with limited offerings of the Company’s common stock.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following are certain transactions during the year ended December 31, 2007, involving our officers, directors and shareholders owning more than 10% of our outstanding stock. We believe that the terms of these transactions are at least as favorable to us as we would expect to negotiate with unrelated third parties.

Sale of Products to Affiliates of Shareholders

Water Science, who has exclusive rights to sell our products in South America and Mexico, is a major shareholder of the Company. Water Science by agreement may purchase machinery from the Company at cost plus 25 percent. During the year ended December 31, 2007, the Company sold two large water generators, three small water generators and related parts to Water Science for $517,503. Further, the Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at December 31, 2007. In connection with the sales of the machines and products, the Company has recorded approximately $357,615 in accounts receivable at December 31, 2007. During the year ended December 31, 2006, the Company sold four large water generators, one small water generator and related parts to Water Science for $660,141. The Company also sold approximately $239,419 in products to an entity related to Water Science.

Pursuant to the Amended and Restated Exclusive License and Distribution Agreement, certain terms in the original Exclusive License and Distribution Agreement between Water Science and us on or about September 19, 2005, were clarified, specifically with respect to what products and technology is intended to be covered by the License Agreement, and to specify the initial pricing with respect to such products.

The Company has a consulting agreement with JL Montgomery Consulting, LLC, a consulting practice owned by Mr. J. Leo Montgomery, who is the non-executive Chairman of the Board. Under the agreement, in April 2006 Mr. Montgomery received a warrant to purchase 500,000 shares of common stock at $2.76 per share, to expire at the end of five years. (The agreement is described more fully in the Company’s March 31, 2006 Quarterly Report on Form 10-QSB and attached to the Form 10-QSB as exhibit 10.13.) In October 2007, the warrant was amended to expire in ten rather than five years. This agreement also provides for consulting fees in a monthly amount to be negotiated after the Company achieves two consecutive quarters of positive EBITDA. As the Company has not achieved this milestone, no fees have been payable to date.

The Company made payments of $248,030 and $30,000 to SunTrust Robinson Humphrey in May and October of 2006, respectively, in connection with certain financing agreements. During this time, Mr. Montgomery was an Advisory Director with SunTrust Robinson Humphrey.

During the year ended December 31, 2006, we sold our products to Zerorez Franchising Systems, Inc. (“Zerorez”), a Nevada Corporation in which Gaylord Karren and John Hopkins, former officers of the Company, are beneficial owners. These sales to affiliates represented approximately 1% of our revenue during the fiscal year ended December 31, 2006. We did not sell any products to Zerorez during the year 2007.

In December 2006, the Company entered into an amended exclusive licensing and product supplier agreement with Zerorez, an affiliated entity, to provide Zerorez with its Primacide water solutions and water generator for its carpet cleaning franchisees. The Company is committed to sell to Zerorez the Primacide B water generator over the next 5 years under the agreement, ending on December 31, 2011. The agreement allows for the automatic renewal of the agreement for three (3) terms of five years each, unless both parties agree to the cancellation of the agreement. The Company did not have any sales to Zerorez in 2007 and received $25,000 from sales of machines to Zerorez in 2006.

Director Independence

The Board of Directors has determined in accordance with the listing standards of The NASDAQ Stock Market that each of the following directors is an independent director: Mr. Hellman, Mr. Jacoby and Mr. Warwick. To be an independent director under those listing standards, a director must have no relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and must have no relationships which are specified in the independence standards to preclude an independence determination. Mr. Bradley is not independent because he is an executive officer. Mr. Ullrich is not independent due to the level of beneficial ownership of common stock of the Company. Mr. Potter is independent under SEC Rule 10A-3, but does not satisfy the definition of independence under the NASDAQ Marketplace Rules due to the fees received from the Company in 2005 by Nexcore Capital, his affiliate. In making the foregoing determination, the Board considered all relationships between members of the Board of Directors and the Company, including the relationships described at “Certain Relationships and Related Transactions.”

The Board of Directors unanimously concluded that the above-rule listed relationships would not affect the independent judgment of the three independent directors, Mr. Hellman, Mr. Jacoby and Mr. Warwick, based on their experience, character and independent means, and therefore do not preclude an independence determination.

The Board approved the participation of J. Leo Montgomery and Jay S. Potter as non-independent members of the Audit Committee in accordance with the NASDAQ listing standards exception. Mr. Potter is a principal of Nexcore Capital, which received placement fees from the Company in 2005 for assisting it with a private placement. Due to this relationship, Mr. Potter is not deemed an independent director under NASDAQ’s listing standards relating to Audit Committees. The listing standards include restrictions on receiving compensation from the Company for the past three years. The Board believes that Mr. Potter will qualify as an independent director under the NASDAQ Rules beginning in 2008 after more than three years have elapsed since the receipt of the last of the placement fees. The Board found Mr. Potter’s membership was necessary due to his extensive financial expertise and his comprehensive knowledge of the history of the Company.

The Board has determined that J. Leo Montgomery does not meet the above independence standards due to his consulting arrangement with the Company. The Board nonetheless appointed Mr. Montgomery to the Audit Committee due to his extensive financial and accounting expertise. The Board of Directors has determined that Mr. Montgomery is an “audit committee financial expert” as that term is defined by applicable rules of the Securities and Exchange Commission. The Audit Committee previously did not have such an expert.

ITEM 13. EXHIBITS

(a)(1) Financial Statements

The following financial statements are incorporated by reference in Item 7 of this Report:
Independent Auditors’ Report
Balance Sheet, December 31, 2007 and 2006
Statements of Operations for years ended December 31, 2007 and 2006
Statements of Changes of Stockholder Equity for years ended December, 2007 and 2006
Statements of Cash Flow for year ended December, 2007 and 2006
Notes to Financial Statements

(a)(2) Exhibits

Exhibit No.	Identification of Exhibit
3(i).1	Articles of Incorporation (incorporated by reference from registration statement on Form SB-2 filed with the SEC on July 29, 2002)
3(i).2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference from registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 29, 2002)

3(ii).1	Bylaws (incorporated by reference from registration statement on Form SB-2 filed with the Securities and Exchange Commission on April 24, 2002).
10.1	Senior Secured Convertible Promissory Note dated September 16, 2005 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, dated September 16, 2005)
10.2	Subscription Agreement, by and between the Company and Water Science, LLC, dated May 1, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, dated May 4, 2006)
10.3	Warrant Agreement, by and between the Company and Water Science, LLC, dated May 1, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, dated May 4, 2006)
10.4	Registration Rights Agreement by and between the Company and Water Science, LLC, dated May 1, 2006 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, dated May 4, 2006)
10.5
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

10.7	Form of Employment Agreement dated as of October 24, 2006 with Wade R. Bradley. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated October 30, 2006.)
10.8	Form of Option Agreement dated as of October 24, 2006 with Wade R. Bradley. (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated October 30, 2006.)
10.9	Form of Escrow Agreement dated as of October 24, 2006 with Wade R. Bradley. (Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated October 30, 2006.)
10.10
Amended and Restated License Agreement dated as of January 10, 2007 by and between Electric Aquagenics Unlimited, Inc. and Zerorez Franchising Systems, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated November 16, 2006.)

10.11
Stock Purchase Agreement dated as of January 10, 2007 by and between Electric Aquagenics Unlimited, Inc. and Peter Ullrich. (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated November 16, 2006.)

10.12	Separation Agreement by and between the Company and John Hopkins, dated May 26, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 2, 2007)
10.13
Amended and Restated License Agreement dated as of January 10, 2007 by and between Electric Aquagenics Unlimited, Inc. and Zerorez Franchising Systems, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated January 17, 2007)

10.14
Stock Purchase Agreement dated as of January 10, 2007 by and between Electric Aquagenics Unlimited, Inc. and Peter Ullrich (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated January 17, 2007)

10.15	Waiver Letter signed January 10, 2007 by Peter Ullrich (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated January 17, 2007)
10.16
Agreement Terminating Warrants and Registration Rights dated as of May 9, 2007 between the Company and Peter F. Ullrich and Water Sciences LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated May 15, 2007)

10.17	Warrant Agreement dated as of May 9, 2007 between the Company and Peter F. Ullrich and Water Sciences LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated May 15, 2007)
10.18
Warrant and Put Agreement dated as of May 9, 2007 between the Company and Peter F. Ullrich and Water Sciences LLC (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated May 15, 2007)

10.19
Amended and Restated Registration Rights Agreement dated as of May 9, 2007 between the Company and Peter F. Ullrich and Water Sciences LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated May 15, 2007)

10.20
License agreement between University of Georgia Research Foundation, Inc. and Electric Aquagenics Unlimited, Inc. dated June 18, 2002 (Incorporated by reference to Exhibit 10.9 of the Company's Form 10-QSB for the quarter ended June 30, 2007)

10.21
Agreement for Purchase and Sale of Assets dated as of August 13, 2007 between the Company and Perfect Water & Essentials, LLC (“PWE”) (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 22, 2007)

10.22
Agreement for Purchase and Sale of Assets dated as of August 13, 2007 between the Company and Perfect Water & Essentials, LLC (“PWE”) (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 27, 2007)

10.23	EAU Technologies, Inc. 2007 Stock Incentive Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement filed with the Commission on November 5, 2007).
10.24	Form of Employment Agreement dated as of November 8, 2007 with Doug Kindred (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 8, 2007)
10.25	Form of Option Agreement dated as of November 8, 2007 with Doug Kindred (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 8, 2007)
10.26	Promissory Note dated November 15, 2007 in favor of the Company by Perfect Water & Essentials, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 15, 2007)
10.27	Form of Option Agreement dated as of December 6, 2007 with select employees (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 6, 2007)
10.28	Waiver and Consent Letter dated August 30, 2007 between the Company and Water Science, LLC.
14	Code of Ethics (incorporated by reference from our Annual Report for the year ended December 31, 2004, filed with the Securities and Exchange Commission on April 15, 2005).
23.1	Consent of HJ & Associates, LLC.
31.1	Certification by Wade R. Bradley under section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brian D. Heinhold under section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Wade R. Bradley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Brian D. Heinhold pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The following table shows the fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

HJ & Associates

	2007	2006
Audit Fees	$58,900	$44,233

AUDIT-RELATED FEES

HJ did not bill us for any audit-related fees in connection with its audit of our financial statements for the fiscal years ended December 31, 2007.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2007 and December 31, 2006, HJ & Associates did not bill us for, nor performed, any financial information systems design or implementation. For the fiscal years ended December 31, 2007 and December 31, 2006, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX FEES

HJ & Associates did not bill us for any professional services rendered for tax related services for the fiscal years ended December 31, 2007 or 2006.

ALL OTHER FEES

We were not billed for any other professional services by HJ & Associates for the fiscal years ended December 31, 2007 and December 31, 2006.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2007 by HJ Associates, LLC is compatible with maintaining HJ Associates, LLC independence.

AUDITOR’S TIME ON TASK

All of the work expended by HJ & Associates on our December 31, 2007 audit was attributed to work performed by HJ & Associates’ full-time, permanent employees.

POLICY ON PRE-APPROVAL OF INDEPENDENT AUDITOR SERVICES

The Audit Committee has adopted a written policy providing guidelines and procedures for the pre-approval of all audit and permissible non-audit services provided by the Company’s independent auditors. This policy contemplates that the independent auditors will provide to the Audit Committee a proposed engagement letter and an audit service fee proposal during the first quarter of each of the Company’s fiscal years with a target of approving an engagement letter and appointing an independent auditor for the audit of the Company’s financial statements as of and for the year ended during such fiscal year prior to the review by the Company’s independent auditor of the Company’s financial statements for the Company’s first quarter. For non-audit services, Company’s management is expected to submit to the Committee for approval a list of non-audit services that it recommends that the Committee engage the independent auditor to provide for the fiscal year, together with a budget estimating non-audit service spending for the fiscal year. The Committee must approve both the engagement of the auditor to provide the non-audit services and the budget for such services prior to commencing the engagement. To ensure prompt handling of unexpected matters, the Audit Committee has delegated to its Chair the authority to amend or modify the list of approved permissible non-audit services and fees. The Audit Committee approved all of the audit, audit related and tax services of the Company’s principal accountant described in the preceding paragraphs.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2008

EAU Technologies, Inc.:

By: /s/ Wade R. Bradley
Wade R. Bradley
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wade R. Bradley	Chief Executive Officer	March 26, 2008
Wade R. Bradley	(principal executive officer)

/s/ Brian D. Heinhold	Chief Financial Officer	March 26, 2008
Brian D. Heinhold	(principal accounting officer)

/s/ J. Leo Montgomery	Director	March 26, 2008
J. Leo Montgomery

/s/ Karl Hellman	Director	March 26, 2008
Karl Hellman

/s/ Theodore C. Jacoby, Jr.	Director	March 26, 2008
Theodore C. Jacoby, Jr.

/s/ Jay Potter	Director	March 26, 2008
Jay Potter

/s/ Peter F. Ullrich	Director	March 26, 2008
Peter F. Ullrich

/s/ William J. Warwick	Director	March 26, 2008
William J. Warwick

EAU TECHNOLOGIES, INC.

REPORT AND FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

EAU TECHNOLOGIES, INC.

REPORT AND FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets	F-3 - F-4

Statements of Operations	F-5 - F-6

Statements of Changes in Stockholders’ Equity (Deficit)	F-7 - F-8

Statements of Cash Flows	F-9 - F-10

Notes to Financial Statements	F-11 - F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
EAU Technologies, Inc.
Kennesaw, Georgia

We have audited the balance sheets of EAU Technologies, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders equity (deficit) and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EAU Technologies, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of EAU Technologies, Inc.’s internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has a working capital deficit as well as a deficit in stockholders equity. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 24, 2008

EAU TECHNOLOGIES, INC.

BALANCE SHEETS

ASSETS

	December 31,
	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$1,413,744	$206,094
Accounts receivable, net	61,196	134,225
Accounts receivable - related party, net	357,615	219,479
Prepaid expense	30,600	15,641
Inventory, net	2,814,533	2,502,263

Total current assets	4,677,688	3,077,702

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $220,064 and $406,919	206,554	633,477

OTHER ASSETS
Deposits	11,658	27,344
Restricted cash	240,000	-
Note receivable	150,000	-
Intellectual property	61,558	1,191,238

Total other assets	463,216	1,218,582

Total assets	$5,347,458	$4,929,761

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2007	2006
CURRENT LIABILITIES
Accounts payable	$287,183	$738,666
Accrued expenses	645,054	560,166
Warranty reserve	122,000	102,362
Advance – related party	500,000	-
Advance deposits on machine orders – related party	697,500	697,500
Current portion of long-term debt	19,841	17,778
Senior convertible note payable – related party, current portion net of discounts of $708,333 and $0	2,291,667	-

Total current liabilities	4,563,245	2,116,472

LONG TERM LIABILITIES
Long term debt, net of current portion	59,045	79,424
Senior convertible note payable – related party, net of discounts of $0 and $1,708,333	-	1,291,667
Deferred licensing revenue – related party	541,667	741,667
Derivative liability – related party	6,758,074	4,639,312

Total long term liabilities	7,358,786	6,752,070

Total Liabilities	11,922,031	8,868,542

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 15,105,650 and 12,313,341 issued and outstanding, respectively	1,511	1,232
Additional paid in capital	35,406,545	27,151,279
Accumulated deficit	(41,982,629)	(31,091,292)

Total stockholders’ equity (deficit)	(6,574,573)	(3,938,781)

Total liabilities and stockholders’ equity (deficit)	$5,347,458	$4,929,761

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2007	2006
SALES, NET – RELATED PARTY	$717,503	$1,124,560

SALES, NET	161,096	25,912

TOTAL SALES	878,599	1,150,472

COST OF GOODS SOLD	519,751	782,603

GROSS PROFIT	358,848	367,869

OPERATING EXPENSES
Depreciation and amortization	210,463	93,814
Research and development	140,944	335,853
General and administrative	8,260,609	6,638,052

Total operating expenses	8,612,016	7,067,719

LOSS FROM OPERATIONS	(8,253,168)	(6,699,850)

OTHER INCOME (EXPENSE)
Interest expense	(1,122,930)	(1,161,485)
Interest income	31,272	22,778
Sale of technology license	500,000	-
Gain (loss) on derivative liability	(2,118,761)	714,404
Gain (loss) on sale of assets	(1,816)	72,736
(Loss) on investments	-	(374,075)
Other income (expense)	39,024	(9,448)

Total other income (expense)	(2,673,211)	(735,090)

LOSS BEFORE PROVISION FOR INCOME TAXES	(10,926,379)	(7,434,940)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(10,926,379)	(7,434,940)

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (continued)

	For the Year Ended
	December 31,
	2007	2006
DISCONTINUED OPERATIONS:

Loss from operations of discontinued operations (Net of $0 in income taxes)	(604,985)	(1,080,367)

Gain (Loss) on disposal of discontinued operations (Net of $0 in income taxes)	640,027	(50)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	35,042	(1,080,417)

NET LOSS	$(10,891,337)	$(8,515,357)

GAIN (LOSS) PER SHARE

Continuing operations	(0.79)	(0.71)

Discontinued operations	0.00	(0.10)

Total net loss per share	$(0.79)	$(0.81)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	13,837,978	10,541,203

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance, December 31, 2005	9,322,825	$933	$19,838,331	$(22,575,935)	$(2,736,671)

Issuance of 76,670 shares for services at $2.58 per share	76,670	8	197,801	-	197,809

Issuance of 25,000 shares for services at $2.30 per share	25,000	3	57,497	-	57,500

Issuance of 1,600,000 shares for cash of $4,000,000, less offering costs of $240,000	1,600,000	160	3,759,840	-	3,760,000

Issuance of 75,000 shares for cash option exercise of $0.01 per share.	75,000	7	743	-	750

Adjustment to reconcile prior PIPE offering	-	-	(3)	-	(3)

Issuance of 60,000 shares to pay liability valued at $205,200	60,000	6	205,194	-	205,200

Issuance of 1,153,846 shares for cash of $1,500,000, less offering costs of $30,000	1,153,846	115	1,469,885	-	1,470,000

Issuance and vesting of options and warrants for services	-	-	1,621,991	-	1,621,991

Net loss for the year ended Dec. 31, 2006	-	-	-	(8,515,357)	(8,515,357)

Balance, December 31, 2006	12,313,341	$1,232	$27,151,279	$(31,091,292)	$(3,938,781)

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance, December 31, 2006	12,313,341	$1,232	$27,151,279	$(31,091,292)	$(3,938,781)

Issuance of 1,153,846 shares for cash of $1,500,000	1,153,846	115	1,499,885	-	1,500,000

Issuance of warrants to Water Sciences, a related party (See Note 10)	-	-	3,974,885	-	3,974,885

Issuance 100,000 shares for cash of $50,000 or $0.50 per share due to exercise of warrants	100,000	10	49,990	-	50,000

Issuance 1,538,463 shares for cash of $2,000,000 or $1.30 per share due to exercise of warrants by Water Sciences, a related party	1,538,463	154	1,999,846	-	2,000,000

Vesting of various options for services during the year	-	-	730,660	-	730,660

Net loss for the year ended December 31, 2007	-	-	-	(10,891,337)	(10,891,337)

Balance, December 31, 2007	15,105,650	$1,511	$35,406,545	$(41,982,629)	$(6,574,573)

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,891,337)	$(8,515,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	210,463	93,814
Bad debt expense	6,594	13,197
Common stock issued for services	-	255,309
Warrants and options granted	4,705,545	1,621,991
Discount of note payable	1,000,000	1,000,000
(Gain) Loss on disposal of discontinued operations	(640,024)	50
Loss on disposal of assets	1,816	98,827
Loss on investments	-	374,075
Gain on settlement of debt	-	(14,597)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(28,096)	83,492
(Increase) decrease in accounts receivable - related party	(138,136)	(218,418)
(Increase) in pre-paid expense	(14,959)	(15,641)
Decrease (increase) in inventory	(325,479)	(466,756)
(Increase) decrease in deposits	1,658	(10,000)
(Increase) in restricted cash	(240,000)	-
Increase (decrease) in accounts payable	(296,020)	(592,329)
Increase (decrease) in accrued expenses	110,830	418,607
Increase (decrease) in warranty reserve	19,638	5,562
Increase in advance deposits on machine orders - related party	-	697,500
(Decrease) in deferred revenue	(200,000)	(200,000)
Increase (decrease) in derivative liability	2,118,762	(714,404)
Net cash used in continuing operations	(4,598,745)	(6,085,078)
Net cash used in discontinued operations	(116,453)	(19,510)
Net cash used in operating activities	(4,715,198)	(6,104,588)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	2,150,000	-
Acquisition of property and equipment	(84,958)	(49,771)
Investments	-	456,201
Issuance of note receivable	(150,000)	-
Intellectual property disbursements	(16,988)	(8,415)
Net cash provided in continuing operations	1,898,054	398,015
Net cash provided (used) in discontinued operations	(6,890)	31,847
Net cash provided (used) in investing activities	1,891,164	429,862
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(18,316)	(31,275)
Advances for purpose of exercising warrants - related party	500,000	-
Proceeds from issuance of common stock - related party	3,500,000	5,230,747
Proceeds from issuance of common stock	50,000	-
Net cash provided by financing activities	4,031,684	5,199,472
NET INCREASE (DECREASE) IN CASH	1,207,650	(475,254)
CASH and cash equivalents, beginning of period	206,094	681,348

CASH and cash equivalents, end of period	$1,413,744	$206,094

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(Continued)

	Year ended December 31,
	2007	2006
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$37,296	$57,463
Income Taxes	$-	$-
Supplemental Disclosures of Non-cash Investing and Financing Activities
Common stock issued on conversion of liabilities	$-	$205,200
Common stock issued for services	$-	$255,309
Warrants and stock options granted	$4,705,545	$1,621,991

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1– BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description– EAU Technologies, Inc. (the “Company” or “EAU”), was incorporated on March 6, 2000, under the laws of the state of Delaware and commenced operations in September, 2000 as Primacide, Inc. On May 10, 2001, the Company changed its name from Primacide, Inc., to Electric Aquagenics Unlimited, Inc. On January 17, 2007 the Company changed its name from Electric Aquagenics Unlimited, Inc. to EAU Technologies, Inc. The Company is in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create fluids. These fluids have various commercial applications and may be used in commercial food processing organic or non-organic agricultural and consumer products that clean, disinfect, remediate, hydrate and moisturize. These products, which the Company intends to market nationally and internationally, are for commercial and residential use. The Company is a successor enterprise to another company, Primacide, LLC, which was founded by certain of the Company’s founders in 1998. The Company was organized with an insignificant carrying amount of the assets of Primacide, LLC. The Company’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America.

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

Property and Equipment, and Depreciation– Property and equipment are recorded at historical cost. Expenditures for additions and major improvements that extend the life of the asset are capitalized, whereas the cost of maintenance and repairs are expensed as incurred. The Company is currently testing its system with multiple dairies. Upon completion of the tests, and once the lease for the system has started, the cost of the system will be transferred from Inventory to Property and equipment. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from three to five years. Depreciation expense for the years ended December 31, 2007 and 2006 was $210,463 and $93,814, respectively. In September 2005, the Company pledged all the assets of the Company as collateral for the Senior Convertible Note, payable to Water Science, a related party.

Long-Lived Assets– Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets are reported at the lower of carrying or fair value less costs to sell.

Fair Value of Financial Instruments– The carrying values of cash on hand, receivables, payables and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1– BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recognition of Sales and Costs of Goods Sold– The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectibility is reasonably assured. The Company provides an allowance for sales returns based on current and historical experience. Cost of goods sold consists of the purchase price of products sold including inbound shipping charges.

Warranties– The Company warrants its products against defects in materials and workmanship for a period of three years. The Company has accrued a reserve for these anticipated future warranty costs.

Advertising Costs– The Company expenses advertising costs as incurred. The Company expensed approximately $112,000 and $250,000, during the years ended December 31, 2007 and 2006, respectively.

Income Taxes– Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Accounting Estimates– The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development – Research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2007 and 2006 were approximately $141,000 and $349,000, respectively.

Patents, Trademarks and Intellectual Property– Patents, trademarks and intellectual property, consisting of trade secrets and formulas, are recorded in accordance with SFAS No. 142. As such, patents and trademarks are initially measured based on their fair values. Patents and trademarks will be amortized on a straight-line basis over its estimated life. Currently, we do not have any patents in force to begin amortizing. Intellectual property with indefinite lives is not amortized, but the carrying amounts of these assets are reviewed for impairment at least annually. The Company reviewed these assets for impairment at December 31, 2007 and determined the no impairment was indicated.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1– BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Loss – The Company adopted SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in the financial statements. For the year ended December 31, 2007 and 2006, the Company had no other component of comprehensive income or loss other than the net loss as reported in the statement of operations.

Earnings Per Share – The Company adopted SFAS No. 128, “Earnings per Share” (“SFAS 128"), which is effective for annual periods ending after December 15, 1997.  Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding.  No changes in the computation of diluted earnings per share amounts are presented because warrants granted would have been anti-dilutive due to the Company’s net reported loss.

Stock Based Compensation–  The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options and stock purchases related to the Company’s employee stock option and award plans based on estimated fair values.

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

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We have noted that the Company has one item that would be subject to FIN 48, in that the Company has yet to file past tax returns. The Company is working with the accounting firm to have all returns filed no later than the end of the second quarter. We believe that the adoption of FIN 48 will not have a material impact on our results of operations due to the ongoing net losses incurred by the Company, which will offset any taxable income that may arise.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1– BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact the adoption of SFAS 159 may have on our financial statements.

Reclassification– The financial statements for periods prior to December 31, 2007, have been reclassified to conform to the headings and classifications used in the December 31, 2007, financial statements.

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

For the year ended December 31, 2007, sales to one customer, a related party, represented approximately 82% of the Company’s total net sales. Approximately 81% of the Company’s outstanding receivables were attributable to one customer, a related party, as of December 31, 2007.

For the year ended December 31, 2006, sales to one customer, a related party, represented approximately 56% of the Company’s total net sales. Approximately 78% of the Company’s outstanding receivables were attributable to two customers, one related party and one non-related party, as of December 31, 2006.

NOTE 3 – RESTRICTED CASH

In November 2006 the Company entered into an employment agreement with Wade Bradley, the Company’s CEO. Pursuant to the agreement the Company deposited $240,000 with an escrow agent in January 2007. The Company has recognized this amount as restricted cash on the Company’s financial statements. The Company recognized $9,540 in interest income from the escrow account for the year ended December 31, 2007.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following at December 31:

	2007	2006
Trade Accounts Receivable	$86,196	$159,225
Trade Accounts Receivable - Related Party	357,615	219,479
Less allowance for doubtful accounts	(25,000)	(25,000)

	$418,811	$353,704

Bad debt expense for the years ended December 31, 2007 and 2006 was $6,894 and $13,197, respectively.

NOTE 5 – INVENTORIES

The composition of inventories is as follows at December 31:

	2007	2006
Finished goods	$1,887,934	$543,336
Raw materials	1,326,599	2,375,062
Allowance for obsolete inventory	(400,000)	(416,135)

	$2,814,533	$2,502,263

The Company has established an allowance for obsolete inventory. Expense for obsolete inventory was $132,613 and $121,303, for the years ended December 31, 2007 and 2006, respectively, and is included in Cost of Goods Sold.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2007	2006
Machinery and equipment	$287,710	$754,921
Vehicles	19,966	4,650
Furniture and fixtures	64,442	50,824
ER Systems	22,364	-
Leasehold improvements	32,136	230,001

Total property and equipment	426,618	1,040,396

Less: accumulated depreciation	(220,064)	(406,919)

Property and equipment, net	$206,554	$633,477

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

Patents, trademarks and intellectual property consisted of the following at:

	December 31,
	2007	2006
Patents and trademarks	$61,558	$68,380
Intellectual property	-	1,122,858

Net	$61,558	$1,191,238

NOTE 8 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico. The agreement allows for a pro-rated refund during the first 5 years under certain circumstances. The Company recognizes income from this agreement over the first 5 years of the agreement. The Company recognized $200,000 in each of the years ended December 31, 2007 and 2006. This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent. During the year ended December 31, 2007, the Company sold two large water generators, three small water generators and related parts to Water Science for $517,503. Further, the Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at December 31, 2007. In connection with the sales of the machines and products, the Company has recorded approximately $357,615 in accounts receivable at December 31, 2007. During the year ended December 31, 2006, the Company sold four large water generators, one small water generator and related parts to Water Science for $660,141. The Company also sold approximately $239,419 in products to an entity related to Water Science.

Senior Note Payable – In September 2005, the Company entered into a Senior Convertible Note with Water Science in exchange for $3,000,000 (see Note 10). Due to the discount of this note and the beneficial conversion feature, the Company has recognized $1,000,000 in interest expense for the years ended December 31, 2007 and 2006. The exercise price of these warrants is to be adjusted if the Company should issue stock for less than the original exercise price. Due to this feature wherein the conversion price is reset if shares are issued at a price less than the fixed conversion price, and pursuant to EITF 00-19, the Company accounts for the warrants and convertible debt feature as a derivative liability with changes in fair value being recorded in the income statement. The Company recorded a loss of $2,118,761 due to the issuance of new warrants to Water Science in May 2007 (see Note 10) and the change in the fair market value at December 31, 2007. The Company recorded a gain of $714,404 in the change of the derivative liability to fair market value for the year ended December 31, 2006.

Licensing Fee –In September 2005, the Company received $1,000,000 in exchange for providing Water Science exclusive licensing and distribution rights for a five-year term for a specified market area. The agreement provides termination rights by Water Sciences and a pro rata refund of the fee. The Company recognizes the fee on a pro rata basis over the life of the agreement. The Company recognized $200,000 in each of the years ended December 31, 2007 and 2006.

Advances from Related Party – In April 2007, Water Science advanced $1,000,000 to the Company. In June 2007 and August 2007, Water Science advanced an additional $1,000,000 to the Company. These advances were used to exercise warrants in October 2007, see Note 10. In October 2007, Water Science advanced $500,000.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS (Continued)

Escrow Arrangement with Chief Executive Officer – In October 2006, the Company entered into an escrow agreement with the Chief Executive Officer. Pursuant to the escrow agreement, to secure the Company’s obligation to make the Severance Payment, the Company is required to deposit, at its election, either (1) cash in the amount of $240,000 or (2) an irrevocable letter of credit with a face amount of $240,000, with an agreed upon escrow agent who shall hold such funds (or letter of credit) in escrow. In January 2007, the Company deposited $240,000 in cash with an escrow agent.

Advances – Periodically throughout the year, the Company advances officers and employees cash for certain reimbursable expenses. As of December 31, 2007 and 2006, the Company had advances to employees or officers in the amount of $5,500 and $1,000, respectively.

Employee Options – In December 2007, the Company granted 480,260 options to various employees. The options are for a term of ten (10) years and have an exercise price of $1.30 per share. The options vest over a period of four (4) years. The warrants were valued using the Black-Scholes model with the following assumptions: risk free rate of 4.64%, volatility at 87.06% and the stock price at $1.30. The value of each warrant is approximately $1.13 per warrant. The Company recognized $19,594 during the year ended December 31, 2007.

In November 2007, the Company granted 530,000 options to Douglas Kindred, in connection with the appointment of Mr. Kindred as Chief Technology Officer. The options are for a term of ten (10) years and have an exercise price of $1.30 per share. The options vest over a period of four (4) years. The warrants were valued using the Black-Scholes model with the following assumptions: risk free rate of 4.28%, volatility at 85.99% and the stock price at $1.01. The value of each warrant is approximately $0.85 per warrant. The Company recognized $33,892 during the year ended December 31, 2007.

In October 2006, the Company granted 500,000 options to Mr. Wade Bradley, the Company’s CEO, pursuant to his employment agreement. The options vest over four years and have an exercise price of $1.30 per share. (See Note 12)

Product Supplier Agreement – The Company entered into an amended exclusive licensing and product supplier agreement with Zerorez, an affiliated entity, to provide Zerorez with its Primacide water solutions and water generator for its carpet cleaning franchisees. The Company is committed to sell to Zerorez the Primacide B water generator over the next 5 years under the agreement, ending on December 31, 2011. The agreement allows for the automatic renewal of the agreement for three (3) terms of five year terms, unless both parties agree to the cancellation of the agreement. The Company did not make any sales to Zerorez during 2007. The Company received $25,000 from sales of machines to Zerorez in 2006.

NOTE 9 – WARRANTY RESERVE

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

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – WARRANTY RESERVE (Continued)

	For the Year Ended December 31,
	2007	2006

Warranty reserve at beginning of period	$102,362	$96,800
Costs accrued for additional warranties	44,000	62,000
Service obligations honored	(24,362)	(56,438)
Warranty reserve at end of period	$122,000	$102,362

NOTE 10 – SENIOR CONVERTIBLE DEBT

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

The exercise price of these warrants is to be adjusted if the Company should issue stock for less than the original exercise price. Due to this feature wherein the conversion price is reset if shares are issued at a price less than the fixed conversion price, and pursuant to EITF 00-19, the Company has elected to bifurcate the conversion feature from the debt host, and accounts for the feature as a derivative liability with changes in fair value being recorded in the income statement. As of December 31, 2007 and 2006, the value of the derivative liability was $6,758,074 and $4,639,312. The Company recorded a loss of approximately $2,118,761 in the change of the derivative liability to fair market value for the year ended December 31, 2007 and a gain of $714,404 in the change of the derivative liability to fair market value for the year ended December 31, 2006.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 – LONG TERM DEBT

Long-term debt consisted of the following at:

	December 31,
	2007	2006
Unsecured note payable to unrelated third party, payable in monthly installments of $1,500, including interest of approximately 22%, due October 2012	$39,443	$48,601

Unsecured note payable to unrelated third party, payable in monthly installments of $1,500, including interest of approximately 22%, due October 2012	39,443	48,601

Total debt	78,886	97,202

Less: current portion	(19,841)	(17,778)

Long term debt	$59,045	$79,424

Maturities of the notes payable are as follows:

Year Ending December 31,	Amount
2008	19,841
2009	25,565
2010	33,480
2011	-
Thereafter	-
$78,886

NOTE 12– COMMON STOCK

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

On May 9, 2007, Peter F. Ullrich and Water Science LLC (“WS”), shareholders of EAU Technologies, Inc., entered into an agreement (the “Termination Agreement”) for the cancellation and reissuance of existing warrants held by WS (“Original Warrants”) to purchase a total of 8.4 million shares of the Company’s common stock. In the Termination Agreement, the parties agreed as follows:

•	The Original Warrants were cancelled.
•
The Company granted to WS replacement warrants (“Replacement Warrants”) to purchase a total of 8.4 million shares of common stock at an exercise price of $1.30 per share, with an expiration date of May 9, 2010.

•	The Company has a right (“Put Right”) to require WS to exercise one of the Replacement Warrants for up to 3,230,769 shares. The Company may exercise the Put Right from time to time, but not more often than once per month. The value of the Put warrants was valued using the Black-Scholes model. The value of each warrant was $1.23, or a total of $3,974,885.
•	The warrant shares are subject to an amended registration rights agreement.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 12– COMMON STOCK – (Continued)

On May 7, 2007, the Company issued 100,000 shares of common stock to an individual who exercised 100,000 warrants for $50,000 or $0.50 per share.

In October 2007, Water Science LLC exercised a portion of its warrants for $2,000,000 and the Company issued 1,538,463 shares of common stock to Water Science, at an exercise price of $1.30 per share.

In October 2006, the Company granted 500,000 options to Wade R. Bradley in connection with the appointment of Mr. Bradley as Chief Executive Officer and President. The options are for a term of ten (10) years and have an exercise price of $1.30 per share. The options vest over a period of four (4) years. The warrants were valued using the Black-Scholes model with the following assumptions: risk free rate of 4.71%, volatility at 81.29% and the stock price at $1.46. The value of each warrant is approximately $1.25 per warrant. The Company recognized $332,533 and $63,216 during the years ended December 31, 2007 and 2006, respectively, as consulting expense.

In October 2006, the Company sold and issued to Peter F. Ullrich, the managing director of Water Science, LLC and a major shareholder, a total of 1,153,846 shares of the Company’s $0.0001 par value common stock for a total of $1.5 million cash, or $1.30 per share. As part of the transaction, Mr. Ullrich and Water Science agreed that this transaction would not cause an adjustment to the conversion price of the Senior Convertible Note issued to Water Science in September 2005, nor would it cause an adjustment to the exercise price of the warrants granted to Water Science in September 2005. The Company paid $30,000 to a placement agent in connection with this stock sale, which was netted against the proceeds.

In August 2006, the Company issued 75,000 shares of the Company’s common stock to three employees (25,000 shares each) upon their exercising of outstanding stock options. Each option was exercised at $0.01 per share. The Company received proceeds of $750.

In May 2006, the Company sold and issued to Water Science, LLC, a Florida limited liability company (“Water Science”), a total of 1,600,000 shares of the Company’s $0.0001 par value common stock for a total of $4 million cash, or $2.50 per share. As part of the transaction, Water Science agreed that this transaction would not cause an adjustment to the conversion price of the Senior Convertible Note issued to Water Science in September 2005, nor would it cause an adjustment to the exercise price of the warrants granted to Water Science in September 2005. The Company also granted to Water Science warrants to purchase up to 6,400,000 shares of the Company’s $0.0001 par value common stock in exchange for the payment of $2.76 per share.  The Company paid $240,000 to a placement agent in connection with this stock sale, which was netted against the proceeds.

In May 2006, the Company granted 500,000 warrants to purchase common stock for consulting services. The warrants are for a term of five (5) years and have an exercise price of $2.76 per share. The warrants were valued using the Black-Scholes model with the following assumptions: risk free rate of 4.99%, volatility at 59.76% and the stock price at $1.95. The value of each warrant is approximately $0.92 per warrant. The Company recognized $459,552 in the second quarter of 2006 as consulting expense.

In April 2006, the Company issued 25,000 shares of the Company’s common stock to an employee for services valued at $2.00 per share, or $57,500.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 12– COMMON STOCK (continued)

In January 2006, the Company issued a total of 76,670 shares of the Company’s common stock for services to three consultants valued at $2.58 per share or $197,809.

During the year ended December 31, 2006, the Company granted 775,000 options to employees to purchase common stock in the Company for services. The Company also recognized an expense of $1,162,439 related to past options granted to employees pursuant to FAS 123(R).

STOCK INCENTIVE PLAN – In October 2007, the Company’s board of directors approved its 2007 Stock Incentive Plan (“the Plan”) upon shareholder approval. In December 2007, the Company’s shareholders approved the Plan. Under the plan, the Company may issue up to 2,250,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2007 the Company issued 480,260 options under the plan.

A summary of the status of the options and warrants granted at December 31, 2007 and 2006, and changes during the years then ended is presented below.

	For the years ended December 31,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	11,925,793	2.57	4,678,293	2.77
Granted	9,410,260	3.21	7,900,000	2.58
Exercised	(1,638,463)	1.25	(75,000)	0.01
Expired or cancelled	(9,055,751)	2.76	(577,500)	3.00
Outstanding at end of period	10,641,839	1.55	11,925,793	2.57
Weighted average fair value of options exercisable	9,331,579	1.58	11,425,793	2.57

A summary of the status of the options and warrants outstanding at December 31, 2007 is presented below:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$.01-.50	535,000	1.7 years	$0.03	535,000	$0.03
1.00 - 1.99	8,586,797	3.3 years	1.31	7,276,537	1.31
2.00 - 2.99	695,000	6.7 years	2.65	695,000	2.65
3.00 - 3.99	306,666	5.6 years	3.43	306,666	3.43
4.00 - 4.99	255,000	1.9 years	4.00	255,000	4.00
5.00 - 5.50	263,376	1.9 years	5.15	263,376	5.15
$.01-5.50	10,641,839	3.5 years	$1.55	9,331,579	$1.58

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 12– COMMON STOCK (continued)

The fair value of each warrant granted is estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the grants during 2007: risk-free interest rate of between 4.28% and 4.64%, expected dividend yield of zero, expected lives of three to ten years and expected volatility of between 72.07% and 87.06%. The following assumptions were used for options granted during 2006: risk-free interest rate of between 4.60% and 5.02%, expected dividend yield of zero, expected lives of three to ten years and expected volatility of between 59.76% and 91.21%.

NOTE 13 – INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2007 and 2006, the total of all deferred tax assets was approximately $12,521,000 and $10,361,000, respectively, and the total of the deferred tax liabilities was approximately $0 and $0, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company established a valuation allowance of approximately $12,521,000 and $10,361,000 as of December 31, 2007 and 2006, respectively, which has been offset against the deferred tax assets. The net change in the valuation allowance during the year ended December 31, 2007, was $2,160,000.

The Company has available at December 31, 2007, unused tax operating loss carryforwards of approximately $25,500,000, which may be applied against future taxable income and expire in various years through 2027.

The components of income tax expense from continuing operations for the years ended December 31, 2007 and 2006 consist of the following:

	Year Ended December 31,
	2007	2006
Current income tax expense:
Federal	$-	$-
State	-	-
Net current tax expense	-	-
Deferred tax expense (benefit) arising from:
Excess of tax over financial accounting depreciation	$66,786	$32,024
Accrued compensation and taxes	(95,354)	69,826
Reserve for bad debts	-	1,865
Derivative liability	(2,520,762)	-
Warranty reserve	(7,325)	(2,075)
Deferred income	74,600	74,600
Obsolete inventory	6,018	(35,858)
Net operating loss carryforwards	(1,413,806)	(2,468,710)
Other	(62,432)	-
Valuation allowance	3,952,273	2,328,328
Net deferred tax expense	$-	$-

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES (continued)

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 2007 and 2006:

	December 31,
	2007	2006
Excess of tax over book accounting depreciation	$(87,811)	$(21,025)
Obsolete inventory	149,200	155,218
Accrued compensation and payroll taxes	102,068	6,714
Warranty reserve	45,506	38,181
Contribution carryover	7,124	7,124
Deferred income	202,042	276,642
Reserve for bad debt	9,325	9,325
NOL carryforwards	9,510,814	8,097,009
Derivative liability	2,583,192	-

The Company files income tax returns in the U.S. federal jurisdiction, and North Carolina, Georgia, and Utah. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Company has not filed a tax return since the 2003 year. Minimum state tax payments have accrued in states for which the company has operated since 2004. Upon filing all amounts paid will be subject to penalties and interest according to the state tax jurisdiction. The statute of limitations remains open on all years from 2004 going forward. The statute will not begin to run until the Company files the tax returns. Once the returns have been filed the IRS will have 3 years to examine and adjust the amounts reported.

The company operates at a loss and will only be liable for minimum state tax payments once returns are filed. No unrecognized liability will be added to the Company’s balance sheet for the un-filed returns as the amounts reported are an immaterial amount.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$0
Additions based on tax positions related to the current year	0
Additions for tax positions of prior years	0
Reductions for tax positions of prior years	0
Settlements	0
Balance at December 31, 2007	$0

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES (continued)

At December 31, 2007, there are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2007 and 2006, the Company recognized approximately $1,127,296, and $1,134,796 in interest. The Company had approximately $6,964,074 and $4,755,312 for the payment of interest accrued at December 31, 2007 and 2006, respectively.

NOTE 14– COMMITMENTS AND CONTINGENCIES

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

Management has determined that certain stock options and warrants granted for services may not have been properly treated for income tax withholding purposes. Management is reviewing all granted options and warrants with professional tax accountants to determine the proper treatment. In addition, in the past the Company has classified several consultants and officers as independent contractors for federal and state tax purposes. This classification could be challenged by the applicable taxing authorities for some or all of these individuals. Management believes that it is reasonably estimatable and probable that the amount of liability to the Company will be approximately $255,000. The Company has estimated the potential tax liability as a range between $129,000 and $524,000.

NOTE 15– DISCONTINUED OPERATIONS

In August 2007, the Company signed a Purchase Agreement with Perfect Water & Essentials, LLC (“PWE”) to for the sale of all of the assets of the Company’s Consumer Products division. In November 2007, the Company closed the sale of the assets of its consumer division to PWE. At the closing, PWE paid a total of $2,300,000 in cash (in addition to the cash on deposit of $50,000 applied toward the purchase price) plus $150,000 to EAU in the form of a promissory note. The note has a maturity date of November 15, 2009. During the first year of the term of the note, it shall bear no interest. Beginning on November 15, 2008, and until the note is paid in full, the note shall bear interest at the rate of 10% per annum.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 15– DISCONTINUED OPERATIONS (continued)

In addition to the purchase of the assets, PWE was obligated under the Asset Purchase Agreement to purchase a technology license from the Company to operate the Perfect Essentials Division (the “Technology License”). The agreement allocated $500,000 of the total purchase price to the Technology License, which was recorded as revenue for the year ended December 31, 2007. The closing took place on November 15, 2007. The Company recognized a loss from operations of discontinued operations in the amount of $604,985 and $1,108,615 for the years ended December 31, 2007 and 2006, respectively. The Company recorded a gain on disposal of discontinued operations in the amount of $640,027. The following is a summary of the operations of the division.

	For the Year Ended
	December 31,
	2007	2006
Sales, net	$722,244	$799,237
Cost of goods sold	336,337	476,912
Gross profit	385,907	322,325
Operating expenses	989,137	1,441,582
Loss from operations	(602,230)	(1,119,257)
Other income (expense)	(1,755)	10,642
Loss from discontinued operations	(604,985)	(1,108,615)
Gain on disposal of discontinued operations	640,027	-
Net income (loss) on discontinued operations	$35,042	$(1,108,615)

In September 2006, the Company sold their investment in Equilease, Inc. (“Equilease”) to EOWORP, L.L.C., (“EOWORP”) a related party. Equilease provided equipment financing for certain Zerorez franchisees, also related parties. The sole assets of Equilease were Notes Receivables. The Company was the sole owner of Equilease and had the operations of Equilease into the Company’s books. The terms of the agreement called for EOWORP to pay to the Company the current value of the Notes Receivables held by Equilease. Further, EOWORP agreed to pay off other certain payables owed to the Company by Zerorez, a related party. The total cash consideration paid to the Company was $452,559. The Company recognized income from operations of discontinued operations in the amount of $28,248 for the year ended December 31, 2006. The Company recorded a loss on disposal of discontinued operations in the amount of $50. The following is a summary of the results of operations for Equilease:

For the Year Ended December 31,
2006
Interest Income	$28,248
Loss on discontinued operations	(50)

Net Income	28,198

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 16– GOING CONCERN

The Company has incurred significant losses and has had negative cash flows from operations. As a result, at December 31, 2007, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations. Management is seeking to obtain sufficient funding for its operations through either debt or equity financing. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses. The Company estimates that it will need approximately $5,000,000 for the upcoming twelve months. Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

NOTE 17 – LOSS PER SHARE

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

The following data shows the amounts used in computing loss per share:

	For the years ended December 31,
	2007	2006
Net loss from Continuing Operations	$(10,926,379)	$(7,434,940)
Net income (loss) from Discontinued Operations	35,042	(1,080,417)
Total net loss	$(10,891,337)	$(8,515,357)
Net loss per share continuing operations	(0.79)	(0.71)
Net Income (loss) per share discontinued operations	0.00	(0.10)
Total net loss per share	$(0.79)	$(0.81)
Weighted average number of common shares outstanding used in loss per share for the period	13,837,978	10,541,203

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 17 – LOSS PER SHARE – (continued)

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2007 was $4,705,545 for stock options granted and vesting during the period. During the year ended December 31, 2006, the Company recognized $1,162,991 compensation expense related to other stock options.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Stock-based compensation expense recognized in our Statements of Operations for the year ended December 31, 2007 assumes all awards will vest, therefore no reduction has been made for estimated forfeitures.

NOTE 18 – SUBSEQUENT EVENTS

In January 2008, an officer of the Company exercised 150,000 options for $1,500 or $0.01 per share. The options were granted in 2003 for services.

In February 2008, the Compensation Committee of the Board of Directors of the Company granted $30,000 to each board member in the form of 23,077 shares of restricted stock for each director, effective on February 27, 2008. The restricted stock will vest ratably over a period of two years from the date of grant. These grants were made pursuant to the annual directors’ compensation program approved by the Board in December 2007. The Compensation Committee also granted 49,500 shares of restricted stock to various employees, which will vest one year from the date of grant.

In March 2008, the Company and the University of Georgia Research Foundation entered into a Settlement and License Amendment (the “Amendment”). The Amendment settles a dispute among the parties regarding the amount of royalties due under the License Agreement dated as of June 18, 2002 in connection with the use of the licensed technology by Water Science LLC. Under the Amendment, to settle this dispute, the Company will pay to UGARF a total of $65,000, of which $25,000 has been paid to date. The remaining $40,000 will be paid in four equal installments of $10,000 each due on the first day of the calendar quarters of 2008, aside from the initial payment, which is due within ten days of the effective date of the Amendment.