Form 10-Q
period 2008-03-31
EAU TECHNOLOGIES, INC.
filed 2008-05-14
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

000-51807
(Commission File No.)

EAU TECHNOLOGIES, INC.
(name of small business issuer in its charter)

Delaware	87-0654478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1890 Cobb International Blvd, Suite A, Kennesaw Georgia	30152
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (678) 388-9492

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2008, the Registrant had 15,443,612 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2008

PART I - FINANCIAL INFORMATION

EAU TECHNOLOGIES, INC.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2008	2007
CURRENT ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$704,628	$1,413,744
Accounts receivable, net	18,251	61,196
Accounts receivable - related party, net	360,615	357,615
Pre-paid expense	191,129	30,600
Inventory, net	2,809,653	2,814,533

Total current assets	4,084,276	4,677,688

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $241,388 and $220,064	185,230	206,554

OTHER ASSETS
Deposits	11,658	11,658
Restricted cash	240,000	240,000
Note receivable	150,000	150,000
Intellectual property	67,898	61,558

Total other assets	469,556	463,216

Total assets	$4,739,062	$5,347,458

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31,	December 31,
	2008	2007
CURRENT LIABILITIES	(Unaudited)	(Audited)
Accounts payable	$409,858	$287,183
Accrued expenses	656,839	645,054
Warranty reserve	116,000	122,000
Advance - related party	500,000	500,000
Advance deposits on machine orders - related party	697,500	697,500
Current portion of long-term debt	20,189	19,841
Senior convertible note payable - related party, current portion net of discounts of $458,333 and $708,333	2,541,667	2,291,667

Total current liabilities	4,942,053	4,563,245

LONG TERM LIABILITIES

Long term debt, net of current portion	54,341	59,045
Deferred licensing revenue - related party	491,667	541,667
Derivative liability - related party	6,672,321	6,758,074

Total long term liabilities	7,218,329	7,358,786

Total Liabilities	12,160,382	11,922,031

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 15,443,612 and 15,105,650 issued and outstanding, respectively	1,545	1,511
Additional paid in capital	35,787,137	35,406,545
Accumulated deficit	(43,210,002)	(41,982,629)

Total stockholders’ equity (deficit)	(7,421,320)	(6,574,573)

Total liabilities and stockholders’ equity (deficit)	$4,739,062	$5,347,458

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2008	2007
NET SALES - RELATED PARTY	$50,000	$58,448

NET SALES	45,655	15,027

TOTAL SALES	95,655	73,475

COST OF GOODS SOLD	25,657	10,885

GROSS PROFIT	69,998	62,590

OPERATING EXPENSES
Depreciation and amortization	21,324	20,877
Research and development	10,402	73,600
General and administrative	1,082,383	1,053,966

Total operating expenses	1,114,109	1,148,443

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,044,111)	(1,085,853)

OTHER INCOME (EXPENSE)
Interest expense	(277,145)	(283,534)
Interest income	8,130	6,161
Gain (loss) on derivative liability	85,753	21,437
Other income (expense)	-	(716)

Total other income (expense)	(183,262)	(256,652)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,227,373)	(1,342,505)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(1,227,373)	(1,342,505)

DISCONTINUED OPERATIONS:

(Loss) from discontinued operations (Net of $0 in income taxes)	-	(203,624)

LOSS FROM DISCONTINUED OPERATIONS	-	(203,624)

NET LOSS	$(1,227,373)	$(1,546,129)

NET LOSS PER SHARE CONTINUING OPERATIONS	$(0.08)	$(0.10)

NET INCOME PER SHARE DISCONTINUED OPERATIONS	$-	$(0.02)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	15,254,002	13,338,982

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK		ADDITIONAL
			PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2007 (Audited)	15,105,650	$1,511	$35,406,545	$(41,982,629)	$(6,574,573)

Issuance of shares for cash of $1,500.	150,000	15	1,485	-	1,500

Issuance of shares of restricted stock to members of the Board of Directors and certain employees	187,962	19	216,137	-	216,156

Issuance and vesting of options and warrants for services	-	-	162,970	-	162,970

Net loss for the three months ended March 31, 2008	-	-	-	(1,227,373)	(1,227,373)

Balance, March 31, 2008	15,443,612	$1,545	$35,787,137	$(43,210,002)	$(7,421,320)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,227,373)	$(1,546,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,324	20,877
Bad debt expense	4,100	-
Shares issued for services	49,296	-
Warrants and options issued for services	162,970	152,222
Discount of note payable	250,000	250,000
Loss on disposal of assets	-	716
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	38,845	(2,606)
(Increase) decrease in accounts receivable - related party	(3,000)	13,877
Decrease in pre-paid expense	6,331	1,685
(Increase) in inventory	4,880	(9,574)
(Increase) decrease in deposits	-	(1,728)
(Increase) in restricted cash	-	(240,000)
Increase (decrease) in accounts payable	122,675	41,720
Increase (decrease) in warranty reserve	(6,000)	-
Increase (decrease) in accrued expenses	11,785	(50,430)
Increase in advance deposits on machine orders	-	13,600
(Decrease) in deferred revenue	(50,000)	(50,000)
(Decrease) in derivative liability	(85,753)	(21,437)
Net cash used in continuing operations	(699,920)	(1,427,207)
Net cash used in discontinued operations	-	(21,101)
Net cash used in operating activities	(699,920)	(1,448,308)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(21,127)
Intellectual property disbursements	(6,340)	(145)
Net cash used in continuing operations	(6,340)	(21,272)
Net cash used in discontinued operations	-	(21,502)
Net cash (used) in investing activities	(6,340)	(42,774)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(4,356)	(5,678)
Proceeds from issuance of common stock - related party	1,500	1,500,000
Net cash provided (used) by financing activities	(2,856)	1,494,322
NET INCREASE (DECREASE) IN CASH	(709,116)	3,240
Cash and cash equivalents, beginning of period	1,413,744	206,094

Cash and cash equivalents, end of period	$704,628	$209,334

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	Three Months Ended
	March 31,
	2008	2007
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$4,645	$8,934
Income Taxes	$-	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities:

Common stock issued for services	$49,296	$-
Warrants and stock options granted	$162,970	$152,222

See notes to financial statements.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In management’s opinion all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2 - RESTRICTED CASH

In November 2006 the Company entered into an employment agreement with Wade Bradley, the Company’s CEO. Pursuant to the agreement the Company deposited $240,000 with an escrow agent in January 2007. The Company has recognized this amount as restricted cash on the Company’s financial statements. The Company recognized $2,375 in interest income from the escrow account for the three months ended March 31, 2008.

NOTE 3 - INVENTORIES

The composition of inventories is as follows at:

	March 31, 2008	December 31, 2007
Finished goods	$1,340,439	$1,326,599
Raw materials	1,869,214	1,887,934
Allowance for obsolete inventory	(400,000)	(400,000)

	$2,809,653	$2,814,533

NOTE 4 - WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of three years. The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs. If actual results differ from the estimates, the Company would adjust the estimated warranty liability. Changes in the warranty reserve for the three months ended March 31, 2008 are as follows:

Warranty reserve at beginning of period	$122,000
Costs accrued for additional warranties	-
Service obligations honored	(6,000)
Warranty reserve at end of period	$116,000

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - SENIOR CONVERTIBLE DEBT

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

The exercise price of these warrants is to be adjusted if the Company should issue stock for less than the original exercise price. Due to this feature wherein the conversion price is reset if shares are issued at a price less than the fixed conversion price, and pursuant to EITF 00-19, the Company has elected to bifurcate the conversion feature from the debt host, and accounts for the feature as a derivative liability with changes in fair value being recorded in the income statement. As of March 31, 2008 and December 31, 2007, the value of the derivative liability was $6,672,321 and $6,758,074. The Company recorded a gain of $85,753 and $21,437 in the change of the derivative liability to fair market value for the period ended March 31, 2008 and 2007, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Sales to Affiliates - In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico. The agreement allows for a pro-rated refund during the first 5 years under certain circumstances. The Company recognizes income from this agreement over the first 5 years of the agreement. The Company recognized $50,000 in each of the periods ended March 31, 2008 and 2007. This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent. During the three months ended March 31, 2008, the Company did not have any sales to Water Science. The Company has previously received and recorded $697,500 in advance deposits from Water Science on machine orders. In connection with the past sales of machines and products, the Company has recorded approximately $352,115 in accounts receivable at March 31, 2008. During the three months ended March 31, 2007, the Company sold approximately $8,448 in products and services to Water Science.

Senior Note Payable - In September 2005, the Company entered into a Senior Convertible Note with Water Science in exchange for $3,000,000 (see Note 5). For the three months ended March 31, 2008, the Company recognized $22,500 in interest expense related to the Senior Note. The Company also recognized $250,000 in interest expense due to the discount of this note and the beneficial conversion feature. The Company has recorded a gain of approximately $85,453 in the change of the derivative liability to fair market value for the three months ended March 31, 2008.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS - continued

Licensing Fee - In September 2005, the Company received $1,000,000 in exchange for providing Water Science exclusive licensing and distribution rights for a five-year term for a specified market area. The agreement provides termination rights by Water Sciences and a pro rata refund of the fee. The Company recognizes the fee on a pro rata basis over the life of the agreement. The Company recognized $50,000 for the each of the three months ended March 31, 2008 and 2007.

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

Advances - Periodically throughout the year, the Company advances officers and employees cash for certain reimbursable expenses. As of March 31, 2008 and 2007, the Company had advances to employees or officers in the amount of $8,500 and $1,500, respectively.

Employee Options - In January 2008, an officer of the Company exercised 150,000 options for $1,500 or $0.01 per share. The options were granted in 2003 for services.

In December 2007, the Company granted 480,260 options to various employees. The options are for a term of ten (10) years and have an exercise price of $1.30 per share. The options vest over a period of four (4) years. The warrants were valued using the Black-Scholes model with the following assumptions: risk free rate of 4.64%, volatility at 87.06% and the stock price at $1.30. The value of each warrant is approximately $1.13 per warrant. The number of options granted was based on recommendations from a non-related human resource consulting firm. The Company recognized $70,538 in expense during the three months ended March 31, 2008.

In November 2007, the Company granted 530,000 options to Douglas Kindred, in connection with the appointment of Mr. Kindred as Chief Technology Officer. The options are for a term of ten (10) years and have an exercise price of $1.30 per share. The options vest over a period of four (4) years. The warrants were valued using the Black-Scholes model with the following assumptions: risk free rate of 4.28%, volatility at 85.99% and the stock price at $1.01. The value of each warrant is approximately $0.85 per warrant. The number of options granted was based on recommendations from a non-related human resource consulting firm. The Company recognized $58,659 in expense during the three months ended March 31, 2008.

Restricted Stock Grant - In February 2008, the Compensation Committee of the Board of Directors of the Company granted $30,000 to each board member in the form of 23,077 shares of restricted stock for each director, effective on February 27, 2008. The restricted stock will vest ratably over a period of two years from the date of grant. These grants were made pursuant to the annual directors’ compensation program approved by the Board in December 2007. The amount of compensation was based on recommendations from a non-related human resource consulting firm. The Compensation Committee also granted 49,500 shares of restricted stock to various employees, which will vest one year from the date of grant. The Company recognized $49,296 in expense for the three months ended March 31, 2008 for the value of the restricted stock that has vested.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK

In January 2008, an officer of the Company exercised 150,000 options for $1,500 or $0.01 per share. The options were granted in 2003 for services.

In February 2008, the Compensation Committee of the Board of Directors of the Company granted $30,000 to each board member in the form of 23,077 shares of restricted stock for each director, effective on February 27, 2008. The restricted stock will vest ratably over a period of two years from the date of grant. These grants were made pursuant to the annual directors’ compensation program approved by the Board in December 2007. The amount of compensation was based on recommendations from a non-related human resource consulting firm. The Compensation Committee also granted 49,500 shares of restricted stock to various employees, which will vest one year from the date of grant.

NOTE 8 - GOING CONCERN

The Company has incurred significant losses and has had negative cash flows from operations. As a result, at March 31, 2008, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations. Management is seeking to obtain sufficient funding for its operations through either debt or equity financing. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses.

The Company estimates that it will need approximately $5,000,000 for the upcoming twelve months. Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

Our auditors have issued their Independent Registered Public Accountants’ Report on the Company's financial statements for the fiscal year ended December 31, 2007 with an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three month period ended March 31, 2008 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three month period ended March 31, 2008 and 2007 was $162,970 and $152,222, respectively, related to employee stock options issued and vesting during the period.

Basic and Fully Diluted Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended
	March 31,
	2008	2007

Loss (numerator)	$(1,227,373)	$(1,546,129)
Shares (denominator)	15,254,002	13,338,982
Per share amount	$(0.08)	$(0.12)

The Company’s outstanding stock options have been excluded from the basic net loss per share calculation for the three month period ended March 31, 2008 and 2007, because they are anti-dilutive.

The following table is a summary of the status of the warrants and options granted for the three months ended March 31, 2008:

	Number of Options and Warrants	Weighted Average Exercise Price

Outstanding at beginning of period	10,641,839	$1.55
Granted-	-
Exercised	(150,000)	0.01
Forfeited	-	-
Expired	(315,000)	1.99
Outstanding at end of period	10,176,839	$1.56

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

A summary of the status of the warrants outstanding at March 31, 2008 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Weighted-Average Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Exercise Price
$.01-.50	310,000	1.9 years	$0.04	310,000	$0.04
1.00-1.99	8,436,797	3.1 years	1.30	7,126,537	1.30
2.00-2.99	720,000	6.4 years	2.56	720,000	2.56
3.00-3.99	191,666	4.4 years	3.38	191,666	3.38
4.00-4.99	255,000	1.5 years	4.00	255,000	4.00
5.00-5.50	263,376	1.7 years	5.15	263,376	5.15
$.01-5.50	10,176,839	3.2 years	$1.56	8,866,579	$1.60

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

We have identified the following industries for early stage sales and marketing focus: 1) dairy production and processing, 2) meat and poultry processing, 3) clean in place (“CIP”) for food and beverage processing and 4) agricultural grow-out and processing (“Primary Markets”). As of the date of this Prospectus, the Company was focused on these markets because we believe that for each of these markets we have a competitive advantage, a leading strategic industry partner, or we can provide an attractive value-added proposition. To penetrate these markets, EAU is conducting trials that will lead to partnerships with industry leaders who can assist in rolling the technology out on a large scale.

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

We have recently signed a contract to install our pathogen remediation equipment at Murray’s Chicken in South Fallsburg, NY. Murray’s Chicken processes poultry grown without antibiotics and is Certified Humane. Murray’s recently announced the launching of its Eco Friendly packaging.

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

In May 2007, we signed an agreement with a small dairy plant whereby the dairy has agreed to lease our equipment and pay a royalty for the technology beginning in August 2007. The Company had been testing our equipment in this facility for over one year. While the amounts for this agreement are not significant, the Company believes that this agreement will serve as a model for expanding its presence in the dairy industry. Since then, we have also signed agreements with multiple other dairies to install our equipment and begin testing our equipment at their facilities. We are currently in trials on five farms in different regions of the Country.

Our operations are currently funded by a combination of revenues and capital funding.

Financial Position and Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Financial Position

The Company had $704,628 in cash as of March 31, 2008, compared to $1,413,744 at December 31, 2007. We also had $240,000 in restricted cash related to an escrow agreement. The Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at March 31, 2008. This will be reduced as the Company delivers machines on order to Water Science, a related party. Water Science, who has exclusive rights to sell our products in Central and South America, is also an affiliate of the Company, by agreement may purchase machinery from us at cost plus 25 percent. Long term debt decreased slightly from $59,045 at December 31, 2007 to $54,341 at December 31, 2007. At March 31, 2008, our stockholders’ deficit was $7,421,320.

Results of Operations for the Three months ended March 31, 2008 and 2007

Revenues and Net Income

The Company had total revenues of $95,655 for the three months ended March 31, 2008, which represents an increase of 30% from the $73,475 in total revenues for the same period one year earlier. The majority of the increase is due to the increased maintenance fees the Company is collecting on its previously sold machines. In an effort to streamline our corporate focus and our business plan, the Company is no longer marketing products that are not directly related to its core competencies, which is the development of Empowered Water™ technologies.

Net loss from continuing operations for the three months ended March 31, 2008 was $1,227,373, or a loss of $0.08 per share, compared with a net loss from continuing operations of $1,342,505, or $0.10 per share for the same period in 2007. For the three months ended March 31, 2007, the Company had additional losses of $203,624 related to the Consumer Products division, which was sold during 2007. The current quarter net loss includes $277,145 in interest expense, compared to $283,534 in 2007. This is due to interest expense related to the senior note payable entered into in September 2005.

General and Administrative Expenses

The Company’s general and administrative expenses totaled $1,082,383 during the three months ended March 31, 2008, compared to $1,053,966 during the three months ended March 31, 2007, for an increase of $28,417, or 3%. General and administrative expense for 2008 consist primarily payroll and other compensation expense ($436,606), legal and professional fees ($215,927), expense related to granting of stock and options ($162,970) and insurance expenses ($83,100).

Research and Development

Research and development expenses incurred during the three month period ended March 31, 2008 decreased $63,198 or 86%, from $73,600 in 2007 to $10,402 in 2008. While the Company will continue to conduct research to improve its products and their performance, it believes it has developed proven products that have commercial value in its targeted markets.

Liquidity and Capital Resources

The Company had $704,628 in cash as of March 31, 2008, compared to $1,413,744 at December 31, 2007. We have had continuing operating losses of $1,227,373 for the three months ended March 31, 2008, compared with operating losses of $1,342,505 for the three months ended March 31, 2007. The net loss per share for the first quarter of 2008 was $0.08 compared to a loss of $0.10 per share for the same period in 2007. The decrease is attributable to reduced operating expenses and a higher weighted-average of shares outstanding during 2008.

Net cash used in operating activities in the three month period ended March 31, 2008 was $699,920, a 52% decrease, compared to $1,448,308 for the same period in 2007. The majority of the change is due to the decreased net loss and the increase in restricted cash during the three months ended March 31, 2007. Also included in the net cash used is $21,101 used from discontinued operations.

At March 31, 2008, the Company’s net inventory was $2,809,653, representing a decrease of less than 1% from the $2,814,533 on hand at December 31, 2007. The Company is in multiple tests of our equipment and has included the machines in inventory until they are sold and enter into revenues.

The operating outflow of cash was reduced by the Company issuing warrants and stock options in lieu of cash during the quarter of $162,970. The Company adopted SFAS 123(R), effective January 1, 2006, and now expenses stock options given to employees. The Company recognized a non-cash increase from the discounting of the Company’s note payable to Water Science, LLC of $250,000. (See Note 5 to the Company’s financial statements.) Further, the Company recognized a non-cash decrease in the derivative liability of $85,753, due to changes in the Black-Scholes value of the liability.

The Company used $6,340 in cash flows from investing activities during the period ended March 31, 2008 as compared to $42,774 provided for in the same period in 2007. During 2008, the cash flows consisted of expenditures made related to intellectual property. During 2007 the primary cash flows from investing activities consisted of $21,127 used to purchase equipment and $145 related to intellectual property.

The Company used $2,856 in cash flows from financing activities for the period ended March 31, 2008 compared with $1,494,322 provided to the Company during the same period in 2007. The Company received proceeds of $1,500 from the exercising of options during the first three months of 2008, whereas, the Company received proceeds of $1,500,000 from the issuance of stock during the three months ended March 31, 2007. The other financing activity consisted of by payments made on notes payable in the amount of $4,356 and $5,678 in 2008 and 2007, respectively.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues. We have no commitments to fund any future capital expenditures. Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months. Our senior convertible note payable with Water Science will become due in September 2008, which will require cash of $3,000,000 in order to satisfy the debt, if the note is not converted into common stock. We anticipate that we may need an additional $2,000,000 or more in future funding to execute our business plan over the next twelve months. Moreover, if we able to expand our sale of EO machines as anticipated, we will need significant additional working capital to fund that expansion. We currently anticipate that during the second quarter we will exercise our put rights under the warrant with Water Science (see Note 5 to the financial statements) for a total of $500,000. Otherwise, we do not have arrangements in place to provide us with this funding or any additional funding. Management is seeking to obtain sufficient funding for its operations through either debt or equity financing. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  Note 1 of the notes to consolidated financial statements in Part II, Item 7 of the Company’s Annual Report on Form 10-KSB, dated December 31, 2007, describes the significant accounting policies and methods used in preparation of our consolidated financial statements.  We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates. There were no material changes in our judgments or estimates during the first quarter of 2008.

Recent Accounting Pronouncements

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

In September 2006, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  We do not believe SFAS 158 will have an impact on our results of operations, financial position, or cash flow.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157. We have not yet determined the impact this standard will have on our financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, an Amendment of SFAS 141, which provides additional guidance on business combinations including defining the acquirer, recognizing and measuring the identifiable assets acquired and the liabilities assumed, and any noncontrolling interest in the acquiree.  Also in December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, which amended ARB 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS Nos. 141(R) and 160 are scheduled to become effective for us for financial statements issued for fiscal year 2009.  We do not believe SFAS 141(R) will have an impact on our future financial position, results of operations and operating cash flows.

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

 Forward-Looking Statements

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include our expectations regarding working capital requirements and future funding, and plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risks associated with successfully developing our business in evolving markets, our need for additional capital, our continuing operating losses, the ability of our management to conduct distribution activities and sell products, possible failure to successfully develop new products, vulnerability to competitors due to lack of patents on our products, and other risk factors listed in our annual report on Form 10-KSB for the year ended December 31, 2007 and our other SEC reports. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.

The Company engaged an outside accounting firm to assist the Company with documenting and testing our internal controls. Based on the results of their tests and the evaluation of management, it was determined that some controls were not effective. The majority of the deficiencies result from a lack of segregation of duties, due to the size of our company and its accounting department. While most of the control deficiencies were mitigated by alternative procedures, the Company determined that there were some material weaknesses. The Company noted that certain audit adjustments were proposed by HJ & Associates for the period ended December 31, 2007. In reviewing the audit adjustments it was determined that the Company did have material weaknesses as described below.

A “material weakness” is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of internal control over financial reporting, management determined that the following areas had a material weakness:

•	Inventory price testing was determined to be misstated. The Company has subsequently tested approximately 98% of inventory item costs and has performed price tests on certain inventory items.
•
Certain accrued expenses were not properly reconciled and accrued. The Company has created an allowance account for unbilled and/or unknown expenses not received at the quarter end. Management will estimate an allowance and will reconcile subsequent invoices with this account on a quarterly basis

•
Certain stock options or warrants were not properly reconciled and accrued. The Company will review all stock grants and option/warrants grants at least quarterly and will reconcile the accounting records on a timelier basis.

The Company plans to test the remediation controls for the second quarter to determine how effective the new procedures are in alleviating the material weakness and deficiencies.

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

Changes to Internal Control Over Financial Reporting

Management has made significant changes to internal controls over financial reporting and has taken the following corrective actions:

•	Management has implemented a regular routine of reconciling all balance sheet accounts, particularly inventory and equity accounts, on a regular timely basis to ensure the accuracy of our records;
•	Management has, and will, implement better review procedures of all balance sheet accounts;

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of matters to Vote of Security Holders

There were no matters submitted to a vote of stockholders during the first quarter of 2008.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3(i).1	Certificate of Incorporation (Incorporated by reference from registration statement on Form SB-1 filed with the SEC on July 29, 2002 (File No. 333-86830)

3(i).2
Certificate of Amendment of Certificate of Incorporation (Incorporated by reference from registration statement on Form SB-1 filed with the Securities and Exchange Commission on July 29, 2002 (File No. 333-86830)

3(i).3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2007)

3(ii).1	Amended and Bylaws (Incorporated by reference from registration statement on current report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007)

10.1
Settlement and License Amendment dated as of March 7, 2008 between the Company and University of Georgia Research Foundation (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2008)

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

Dated: May 13, 2008

EAU TECHNOLOGIES, INC.

By:	/s/ Wade R. Bradley
Wade R. Bradley Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian D. Heinhold
Brian D. Heinhold Chief Financial Officer (Principal Financial Officer)