Form 10-Q
period 2008-06-30
EAU TECHNOLOGIES, INC.
filed 2008-08-08
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of August 8, 2008, the Registrant had 16,674,380 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2008

PART I - FINANCIAL INFORMATION

EAU TECHNOLOGIES, INC.

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2008	2007
CURRENT ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$676,408	$1,413,744
Accounts receivable, net	43,085	61,196
Accounts receivable – related party, net	357,797	357,615
Prepaid expense	146,916	30,600
Inventory, net	2,874,958	2,814,533

Total current assets	4,099,164	4,677,688

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $262,487 and $220,064	164,131	206,554

OTHER ASSETS
Deposits	10,496	11,658
Restricted cash	240,000	240,000
Note receivable	150,000	150,000
Intellectual property	69,304	61,558

Total other assets	469,800	463,216

Total assets	$4,733,095	$5,347,458

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30,	December 31,
	2008	2007
CURRENT LIABILITIES	(Unaudited)	(Audited)
Accounts payable	$225,719	$287,183
Accrued expenses	652,150	645,054
Warranty reserve	114,000	122,000
Advance – related party	-	500,000
Advance deposits on machine orders – related party	697,500	697,500
Current portion of long-term debt	20,563	19,841
Senior convertible note payable – related party, current portion net of discounts of $260,965 and $708,333	2,739,035	2,291,667

Total current liabilities	4,448,967	4,563,245

LONG TERM LIABILITIES

Long term debt, net of current portion	53,573	59,045
Deferred licensing revenue – related party	441,667	541,667
Derivative liability – related party	6,929,870	6,758,074

Total long term liabilities	7,425,110	7,358,786

Total liabilities	11,874,077	11,922,031

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 16,674,380 and 15,105,650 issued and outstanding, respectively	1,668	1,511
Additional paid in capital	37,549,984	35,406,545
Accumulated deficit	(44,692,634)	(41,982,629)

Total stockholders’ equity (deficit)	(7,140,982)	(6,574,573)

Total liabilities and stockholders’ equity (deficit)	$4,733,095	$5,347,458

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

NET SALES – RELATED PARTY	$75,475	$250,786	$125,475	$309,234

NET SALES	62,381	52,972	108,036	67,999

TOTAL SALES	137,856	303,758	233,511	377,233

COST OF GOODS SOLD	41,411	132,086	67,068	142,971

GROSS PROFIT	96,445	171,672	166,443	234,262

OPERATING EXPENSES
Depreciation and amortization	21,099	36,468	42,423	57,345
Research and development	20,387	8,875	30,789	82,475
General and administrative	1,055,059	4,791,478	2,137,442	5,845,444

Total operating expenses	1,096,545	4,836,821	2,210,654	5,985,264

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,000,100)	(4,665,149)	(2,044,211)	(5,751,002)

OTHER INCOME (EXPENSE)
Interest expense	(228,474)	(283,509)	(505,619)	(567,043)
Interest income	3,351	4,549	11,481	10,710
Gain (Loss) on derivative liability	(257,549)	(2,716,765)	(171,796)	(2,695,328)
Other income (expense)	140	39,023	140	38,307

Total other income (expense)	(482,532)	2,956,702	(665,794)	(3,213,354)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,482,632)	(7,621,851)	(2,710,005)	(8,964,356)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(1,482,632)	(7,621,851)	(2,710,005)	(8,964,356)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS (continued)

DISCONTINUED OPERATIONS:

(Loss) from operations of discontinued operations (Net of $0 in income taxes)	-	(171,971)	-	(375,595)

(Loss) on disposal of discontinued operations (Net of $0 in income taxes)	-	-	-	-

LOSS FROM DISCONTINUED OPERATIONS	-	(171,971)	-	(375,595)

NET LOSS	$(1,482,632)	$(7,793,822)	$(2,710,005)	$(9,339,951)

NET LOSS PER SHARE CONTINUING OPERATIONS	$(0.09)	$(0.56)	(0.18)	$(0.67)

NET LOSS PER SHARE DISCONTINUED OPERATIONS	$0.00	$(0.01)	$0.00	$(0.03)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	16,486,418	13,523,231	15,440,794	13,431,615

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK		ADDITIONAL
			PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2007 (Audited)	15,105,650	$1,511	$35,406,545	$(41,982,629)	$(6,574,573)

Issuance of shares for cash of $1,500 (unaudited)	150,000	15	1,485	-	1,500

Issuance of shares of restricted stock to members of the Board of Directors and certain employees (unaudited)	187,962	19	216,137	-	216,156

Exercise of warrants for $1,000,000, or $1.30 per share, by Water Science, a related party (unaudited)	769,230	77	999,923	-	1,000,000

Exercise of warrants for $600,000, or $1.30 per share, by Water Science, a related party (unaudited)	461,538	46	599,954	-	600,000

Issuance and vesting of options and warrants for services (unaudited)	-	-	325,940	-	325,940

Net loss for the six months ended June 30, 2008 (unaudited)	-	-	-	(2,710,005)	(2,710,005)

Balance, June 30, 2008 (unaudited)	16,674,380	$1,668	$37,549,984	$(44,692,634)	$(7,140,982)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,710,005)	$(9,339,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42,423	57,345
Bad debt expense	5,092	-
Shares issued for services	103,334	-
Warrants and options issued for services	325,940	4,192,054
Discount of note payable	447,368	500,000
Loss on disposal of assets	-	716
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	13,019	(11,187)
(Increase) decrease in accounts receivable - related party	(182)	18,304
(Increase) decrease in pre-paid expense	(3,494)	802
(Increase) in inventory	(60,425)	11,084
(Increase) decrease in deposits	1,162	(7,728)
(Increase) in restricted cash	-	(240,000)
Increase (decrease) in accounts payable	(61,464)	(338,139)
Increase (decrease) in warranty reserve	(8,000)	-
Increase (decrease) in accrued expenses	7,096	(24,178)
(Decrease) in deferred revenue	(100,000)	(100,000)
Increase (decrease) in derivative liability	171,796	2,695,329
Net cash used in continuing operations	(1,826,340)	(2,585,549)
Net cash used in discontinued operations	-	(21,391)
Net cash used in operating activities	(1,826,340)	(2,606,940)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(21,127)
Intellectual property disbursements	(7,746)	(145)
Net cash used in continuing operations	(7,746)	(21,272)
Net cash used in discontinued operations	-	(22,526)
Net cash (used) in investing activities	(7,746)	(43,798)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(4,750)	(10,216)
Advances for purpose of exercising warrants – related party	-	1,500,000
Proceeds from issuance of common stock – related party	1,101,500	1,500,000
Proceeds from issuance of common stock	-	50,000
Net cash provided (used) by financing activities	1,096,750	3,039,784
NET INCREASE (DECREASE) IN CASH	(737,336)	389,046
Cash and cash equivalents, beginning of period	1,413,744	206,094

Cash and cash equivalents, end of period	$676,408	$595,140

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	Six Months Ended
	June 30,
	2008	2007
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$13,251	$23,567
Income Taxes	$-	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities:

Common stock issued for services	$103,334	$-
Warrants and stock options granted	$325,940	$4,192,054

See notes to financial statements.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

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

NOTE 2 – RESTRICTED CASH

In November 2006 the Company entered into an employment agreement with Wade Bradley, the Company’s CEO. Pursuant to the agreement the Company deposited $240,000 with an escrow agent in January 2007. The Company has recognized this amount as restricted cash on the Company’s financial statements. The Company recognized $4,750 in interest income from the escrow account for the six months ended June 30, 2008.

NOTE 3 - INVENTORIES

The composition of inventories is as follows at:

	June 30,	December 31,
	2008	2007
Finished goods	$1,546,877	$1,326,599
Raw materials	1,728,081	1,887,934
Allowance for obsolete inventory	(400,000)	(400,000)
	$2,874,958	$2,814,533

NOTE 4 – WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of three years. The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs. If actual results differ from the estimates, the Company would adjust the estimated warranty liability. Changes in the warranty reserve for the six months ended June 30, 2008 are as follows:

Warranty reserve at beginning of period	$122,000
Costs accrued for additional warranties	2,000
Service obligations honored	(10,000)
Warranty reserve at end of period	$114,000

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - SENIOR CONVERTIBLE DEBT

In September 2005, the Company entered into a Senior Convertible Note (“the Note”) with Water Science, a related party, in exchange for $3,000,000. Pursuant to the debt agreement, the Note accrues interest at the rate of 3% per annum and is due, principal and interest together, on September 16, 2008. In June 2008, Water Science agreed to extend the maturity date of the Note to March 16, 2009. No principal or interest payments need to be paid during the loan period. The Note may be converted into 1,000,000 shares of the Company’s $0.0001 par value common stock prior to the maturity date, and at any time, by the holder at a price per share equal to $3.00 per share, subject to certain other conversion adjustments. The Company granted a security interest in all of the Company’s assets as collateral for the loan. In connection with the issuance of the Note, the Company also granted a three year warrant to purchase up to two million shares of the Company’s $0.0001 par value common stock with an exercise price of $2.76 per share.

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

The exercise price of these warrants is to be adjusted if the Company should issue stock for less than the original exercise price. Due to this feature wherein the conversion price is reset if shares are issued at a price less than the fixed conversion price, and pursuant to EITF 00-19, the Company has elected to bifurcate the conversion feature from the debt host, and accounts for the feature as a derivative liability with changes in fair value being recorded in the income statement. As of June 30, 2008 and December 31, 2007, the value of the derivative liability was $6,929,870 and $6,758,074. The Company recorded a loss of $171,796 and $2,695,328 in the change of the derivative liability to fair market value for the period ended June 30, 2008 and 2007, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Sales to Affiliates - In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico. The agreement allows for a pro-rated refund during the first 5 years under certain circumstances. The Company recognizes income from this agreement over the first 5 years of the agreement. The Company recognized $100,000 in each of the periods ended June 30, 2008 and 2007. This agreement also gives Water Science the right to purchase machinery from the Company at cost plus 25 percent. During the six months ended June 30, 2008, the Company recorded sales of $25,475 to Water Science. The Company has previously received and recorded $697,500 in advance deposits from Water Science on machine orders. In connection with the past sales of machines and products, the Company has recorded approximately $349,297 in accounts receivable at June 30, 2008. During the six months ended June 30, 2007, the Company sold approximately $209,234 in products and services to Water Science.

Senior Note Payable - In September 2005, the Company entered into a Senior Convertible Note with Water Science in exchange for $3,000,000 (see Note 5). For the six months ended June 30, 2008, the Company recognized $45,000 in interest expense related to the Senior Note. The Company also recognized $447,368 and $500,000 in interest expense due to the discount of this note and the beneficial conversion feature at June 30, 2008 and 2007, respectively. The Company has recorded a loss of approximately $171,796 in the change of the derivative liability to fair market value for the six months ended June 30, 2008. In June 2008, Water Science agreed to extend the maturity date of the note until March 2009.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS - continued

Licensing Fee - In September 2005, the Company received $1,000,000 in exchange for providing Water Science exclusive licensing and distribution rights for a five-year term for a specified market area. The agreement provides termination rights by Water Sciences and a pro rata refund of the fee. The Company recognizes the fee on a pro rata basis over the life of the agreement. The Company recognized $100,000 for the each of the six months ended June 30, 2008 and 2007.

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

Advances - Periodically throughout the year, the Company advances officers and employees cash for certain reimbursable expenses. As of June 30, 2008 and 2007, the Company had advances to employees or officers in the amount of $8,500 and $1,500, respectively.

Employee Options - In January 2008, an officer of the Company exercised 150,000 options for $1,500 or $0.01 per share. The options were granted in 2003 for services.

In December 2007, the Company granted 480,260 options to various employees. The options are for a term of ten (10) years and have an exercise price of $1.30 per share. The options vest over a period of four (4) years. The warrants were valued using the Black-Scholes model with the following assumptions: risk free rate of 4.64%, volatility at 87.06% and the stock price at $1.30. The value of each warrant is approximately $1.13 per warrant. The number of options granted was based on recommendations from a non-related human resource consulting firm. The Company recognized $141,076 in expense during the six months ended June 30, 2008.

In November 2007, the Company granted 530,000 options to Douglas Kindred, in connection with the appointment of Mr. Kindred as Chief Technology Officer. The options are for a term of ten (10) years and have an exercise price of $1.30 per share. The options vest over a period of four (4) years. The warrants were valued using the Black-Scholes model with the following assumptions: risk free rate of 4.28%, volatility at 85.99% and the stock price at $1.01. The value of each warrant is approximately $0.85 per warrant. The number of options granted was based on recommendations from a non-related human resource consulting firm. The Company recognized $117,318 in expense during the six months ended June 30, 2008.

Restricted Stock Grant - In February 2008, the Compensation Committee of the Board of Directors of the Company granted $30,000 to each board member in the form of 23,077 shares of restricted stock for each director, effective on February 27, 2008. The restricted stock will vest ratably over a period of two years from the date of grant. These grants were made pursuant to the annual directors’ compensation program approved by the Board in December 2007. The amount of compensation was based on recommendations from a non-related human resource consulting firm. The Compensation Committee also granted 49,500 shares of restricted stock to various employees, which will vest one year from the date of grant. The Company recognized $98,592 in expense for the six months ended June 30, 2008 for the value of the restricted stock that has vested.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – CAPITAL STOCK

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

NOTE 8 – GOING CONCERN

The Company has incurred significant losses and has had negative cash flows from operations. As a result, at June 30, 2008, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations. Management is seeking to obtain sufficient funding for its operations through either debt or equity financing. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses.

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

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the six month period ended June 30, 2008 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the six month period ended June 30, 2008 and 2007 was $325,940 and $217,170, respectively, related to employee stock options issued and vesting during the period.

Basic and Fully Diluted Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Loss (numerator)	$(1,482,632)	$(7,793,822)	$(2,710,005)	$(9,339,951)
Shares (denominator)	16,486,418	13,523,231	15,440,794	13,431,615
Per share amount	$(0.09)	$(0.58)	$(0.18)	$(0.70)

The Company’s outstanding stock options have been excluded from the basic net loss per share calculation for the three and six month periods ended June 30, 2008 and 2007, because they are anti-dilutive.

The following table is a summary of the status of the warrants and options granted for the six months ended June 30, 2008:

	Number	Weighted
	of Options	Average Exercise
	and Warrants	Price
Outstanding at beginning of period	10,641,839	$1.55
Granted	-	-
Exercised	(1,380,768)	1.16
Forfeited	-	-
Expired	(335,000)	1.99
Outstanding at end of period	8,926,071	$1.60

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

A summary of the status of the warrants outstanding at June 30, 2008 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$.01-.50	310,000	1.6 years	$0.04	310,000	$0.04
1.00-1.99	7,186,029	3.1 years	1.30	5,895,769	1.30
2.00-2.99	720,000	6.1 years	2.56	720,000	2.56
3.00-3.99	191,666	4.1 years	3.38	191,666	3.38
4.00-4.99	255,000	1.3 years	4.00	255,000	4.00
5.00-5.50	263,376	1.4 years	5.15	263,376	5.15
$.01-5.50	8,926,071	3.2 years	$1.60	7,635,811	$1.64

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

Overview

EAU TECHNOLOGIES, INC., previously known as Electric Aquagenics Unlimited, Inc. (referred to herein sometimes as “EAU,” “we,” “us,” or the “Company”), is in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create fluids. These fluids have various commercial applications and may be used in commercial food processing organic or conventional agricultural products that clean, disinfect, remediate, hydrate and moisturize. The processes for which these fluids may be used are referred to in this Report as the “EW Technology.” For example, we believe that our food and agricultural treatment products potentially may be used to systemically treat all facets and phases of the food chain, from soil to animal feed to meat processing. Our products would accomplish this by eliminating dangerous and unhealthy pathogens from the food chain with organically based and highly effective solutions. We make the claim that our products are “non-toxic” and safe to human, animals and the environment at the levels employed. We can do this because at the levels we employ our technology, our studies both internal as well as through third parties show no toxicity. We are conducting further studies so we can make more specific claims in the future. Our fluids and products also do not contain or leave harmful residues often associated with chemical-based supplements and disinfecting and cleaning agents. The electrolyzed fluids created by the EW Technology (referred to herein sometimes as the “EO Fluids” or “Empowered WaterTM”) generated by our patented and patent pending specialized equipment currently replace many of the traditional products used in commercial, industrial and residential disinfecting and cleaning.

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

We have obtained patent protection on two separate facets of electrolyzed fluids as well as the water generating technology. The facets for which we have obtained patent protection are how the fluids are used and how they are stabilized for use in different applications. Additionally, we have patents pending on poultry processing, and we have filed several provisional patent pending applications to protect new processes and products. Previously, we generated our revenues primarily from equipment sales to the carpet and living surfaces industries, and some consumer product sales. In 2006, we saw our first sales in the agriculture segment. All of these sales were made to Water Science, LLC, a company set up primarily to market Empowered Water™ in Latin America. Currently we are seeking to expand those markets as well as introducing what we have learned in those markets to the United States. We will continue to seek to derive future EW Technology revenues from recurring fees we charge to customers based on per-unit or per-gallon of fluid used after equipment has been installed. Additionally, we will seek to introduce our technology to meat and poultry processing by leveraging the development and trials that we conducted in the United States.

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

We are currently installed in four Whole Foods Market (WFM) stores in the South Region. These stores are using the Empowered Water™ in three areas of the store: floral, fresh cut produce and leafy vegetable rinse area. In January 2007, the Company entered into an amended exclusive licensing and product supplier agreement with Zerorez Franchising Systems, Inc. (Zerorez), a previously affiliated entity, to provide Zerorez with its Primacide water solutions and water generator for its carpet cleaning franchisees. The Company has sold Empowered Water™ generators to over 30 franchises. The Company is committed to sell to Zerorez the Primacide B water generator over the next three and a half years under the agreement, ending on December 31, 2011. The agreement allows for the automatic renewal of the agreement for three (3) terms of five year terms, unless both parties agree to the cancellation of the agreement.

In May 2007, we signed an agreement with a small dairy plant whereby the dairy has agreed to lease our equipment and pay a royalty for the technology beginning in August 2007. The Company had been testing our equipment in this facility for over one year. While the amounts for this agreement are not significant, the Company believes that this agreement will serve as a model for expanding its presence in the dairy industry. Since then, we have also signed agreements with multiple other dairies to install our equipment and begin testing our equipment at their facilities. We are currently in trials on four farms in different regions of the Country.

Our operations are currently funded by a combination of revenues and capital funding.

Financial Position and Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Financial Position

The Company had $676,408 in cash as of June 30, 2008, compared to $1,413,744 at December 31, 2007. We also had $240,000 in restricted cash related to an escrow agreement. The Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at June 30, 2008. This will be reduced as the Company delivers machines on order to Water Science, a related party. Water Science, who has exclusive rights to sell our products in Central and South America, is also an affiliate of the Company, by agreement may purchase machinery from us at cost plus 25 percent. Long term debt decreased slightly from $59,045 at December 31, 2007 to $53,573 at June 30, 2008. At June 30, 2008, our stockholders’ deficit was $7,140,982.

Results of Operations for the Three months ended June 30, 2008 and 2007

Revenues and Net Income

The Company had total revenues of $137,856 for the three months ended June 30, 2008, which represents a decrease of 55% from the $303,758 in total revenues for the same period one year earlier. The majority of the decrease is due to the limited number of sales as the Company continues to implement its business plan and increasing product sales. In an effort to streamline our corporate focus and our business plan, the Company is no longer marketing products that are not directly related to its core competencies, which is the development of Empowered Water™ technologies.

Net loss from continuing operations for the three months ended June 30, 2008 was $1,482,632, or a loss of $0.09 per share, compared with a net loss from continuing operations of $7,621,851, or $0.56 per share for the same period in 2007. For the three months ended June 30, 2007, the Company had additional losses of $171,971 related to the Consumer Products division, which was sold during 2007. The significant difference from the current quarter net loss and the loss during the same period in 2007 is primarily related to the expense related to the financing agreement entered into with Water Science in May 2007. During the period in 2007, the Company recognized a net change in the derivative liability of $2,716,765. The current quarter net loss includes $228,474 in interest expense, compared to $283,509 in 2007. This is due to interest expense related to the senior note payable entered into in September 2005, which was extended until March 2009.

General and Administrative Expenses

The Company’s general and administrative expenses totaled $1,055,059 during the three months ended June 30, 2008, compared to $4,791,478 during the three months ended June 30, 2007, for a decrease of $3,736,419, or 78%. The primary reason for the decrease is due to the re-issuance of new warrants during the three months ended June 2007. General and administrative expense for 2008 consist primarily payroll and other compensation expense ($431,954), legal and professional fees ($141,504), expense related to granting of stock and options ($162,970) and insurance expenses ($68,060).

Research and Development

Research and development expenses incurred during the three month period ended June 30, 2008 increased $11,512 or 130%, from $8,875 in 2007 to $20,387 in 2008. While the Company believes it has developed proven products that have commercial value in its targeted markets, we will continue to conduct limited research to improve our products and their performance.

Results of Operations for the Six months ended June 30, 2008 and 2007

Revenues and Net Income

The Company had total revenues of $233,511 for the six months ended June 30, 2008, which represents a decrease of 38% from the $377,233 in total revenues for the same period one year earlier. The majority of the decrease is due to the limited number of sales as the Company continues to implement its business plan and increasing product sales. In an effort to streamline our corporate focus and our business plan, the Company is no longer marketing products that are not directly related to its core competencies, which is the development of Empowered Water™ technologies.

Net loss from continuing operations for the six months ended June 30, 2008 was $2,710,005, or a loss of $0.18 per share, compared with a net loss from continuing operations of $8,964,356, or $0.67 per share for the same period in 2007. For the six months ended June 30, 2007, the Company had additional losses of $375,595 related to the Consumer Products division, which was sold during 2007. The significant difference from the current quarter net loss and the loss during the same period in 2007 is primarily related to the expense related to the financing agreement entered into with Water Science in May 2007. During the period in 2007, the Company recognized a net change in the derivative liability of $2,695,328. The current period net loss includes $505,619 in interest expense, compared to $567,043 in 2007. This is due to interest expense related to the senior note payable entered into in September 2005, which was extended until March 2009.

General and Administrative Expenses

The Company’s general and administrative expenses totaled $2,137,442 during the six months ended June 30, 2008, compared to $5,845,444 during the six months ended June 30, 2007, for a decrease of $3,708,002, or 63%. The primary reason for the decrease is due to the re-issuance of new warrants during the six months ended June 2007. General and administrative expense for 2008 consist primarily payroll and other compensation expense ($845,804), legal and professional fees ($357,431), expense related to granting of stock and options ($325,940) and insurance expenses ($151,160).

Research and Development

Research and development expenses incurred during the six month period ended June 30, 2008 decreased $51,686 or 63%, from $82,475 in 2007 to $30,789 in 2008. While the Company believes it has developed proven products that have commercial value in its targeted markets, we will continue to conduct limited research to improve our products and their performance.

Liquidity and Capital Resources

The Company had $676,408 in cash as of June 30, 2008, compared to $1,413,744 at December 31, 2007, for a change of 737,336. We have had continuing losses of $2,710,005 for the six months ended June 30, 2008, compared with losses of $9,339,951 for the six months ended June 30, 2007.

Net cash used in operating activities in the six month period ended June 30, 2008 was $1,826,340, a 30% decrease, compared to $2,606,940 for the same period in 2007. The majority of the change is due to the decreased net loss and the increase in restricted cash during the six months ended June 30, 2007. Also included in the net cash used is $21,391 used from discontinued operations.

At June 30, 2008, the Company’s net inventory was $2,874,958, representing a decrease of approximately 2% from the $2,814,533 on hand at December 31, 2007. The Company is in multiple tests of our equipment and has included the machines in inventory until they are sold and enter into revenues.

The operating outflow of cash was reduced by the Company issuing warrants and stock options in lieu of cash during the quarter of $325,940. The Company adopted SFAS 123(R), effective January 1, 2006, and now expenses stock options given to employees. The Company recognized a non-cash increase from the discounting of the Company’s note payable to Water Science, LLC of $447,368. (See Note 5 to the Company’s financial statements.) Further, the Company recognized a non-cash increase in the derivative liability of $171,796, due to changes in the Black-Scholes value of the liability.

The Company used $7,746 in cash flows from investing activities during the period ended June 30, 2008 as compared to $43,798 provided for in the same period in 2007. During 2008, the cash flows consisted of expenditures made related to intellectual property. During 2007 the primary cash flows from investing activities consisted of $21,127 used to purchase equipment and $145 related to intellectual property. Also included in the net cash used is $22,526 used from discontinued operations.

The Company received $1,096,750 in cash flows from financing activities for the period ended June 30, 2008 compared with $3,039,784 provided to the Company during the same period in 2007. The Company received proceeds of $1,101,500 from the exercising of options during the first six months of 2008, whereas, the Company received proceeds of $1,500,000 from the issuance of stock and $1,500,000 from advances during the six months ended June 30, 2007. The other financing activity consisted of payments made on notes payable in the amount of $4,750 and $10,216 in 2008 and 2007, respectively.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues. We have no commitments to fund any future capital expenditures. Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months. Our senior convertible note payable with Water Science will become due in March 2009, which will require cash of $3,000,000 in order to satisfy the debt, if the note is not converted into common stock. We anticipate that we may need an additional $2,000,000 or more in future funding to execute our business plan over the next twelve months. Moreover, if we able to expand our sale of EO machines as anticipated, we will need significant additional working capital to fund that expansion. We currently anticipate that during the third quarter we will exercise our put rights under the warrant with Water Science (see Note 5 to the financial statements) for a total of $600,000. Otherwise, we do not have arrangements in place to provide us with this funding or any additional funding. Management is seeking to obtain sufficient funding for its operations through either debt or equity financing. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  Note 1 of the notes to consolidated financial statements in Part II, Item 7 of the Company’s Annual Report on Form 10-KSB, dated December 31, 2007, describes the significant accounting policies and methods used in preparation of our consolidated financial statements.  We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates. There were no material changes in our judgments or estimates during the second quarter of 2008.

Recent Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We have noted that the Company has one item that would be subject to FIN 48, in that the Company has not filed certain of its past tax returns. The Company is working with the accounting firm to have all returns filed no later than the end of the third quarter. We believe that the adoption of FIN 48 will not have a material impact on our results of operations due to the ongoing net losses incurred by the Company, which will offset any taxable income that may arise.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and 3) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact of SFAS 161 on its consolidated financial position and results of operations.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

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

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.

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

The Company plans to test the remediation controls for the third quarter to determine how effective the new procedures are in alleviating the material weakness and deficiencies.

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

Changes to Internal Control Over Financial Reporting

Management has made significant changes to internal controls over financial reporting and has taken the following corrective actions:

•	Management has implemented a regular routine of reconciling all balance sheet accounts, particularly inventory and equity accounts, on a regular timely basis to ensure the accuracy of our records;
•	Management has, and will, implement better review procedures of all balance sheet accounts.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of matters to Vote of Security Holders

There were no matters submitted to a vote of stockholders during the second quarter of 2008.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3(i).1	Certificate of Incorporation (Incorporated by reference from registration statement on Form SB-1 filed with the SEC on July 29, 2002 (File No. 333-86830))

3(i).2
Certificate of Amendment of Certificate of Incorporation (Incorporated by reference from registration statement on Form SB-1 filed with the Securities and Exchange Commission on July 29, 2002 (File No. 333-86830))

3(i).3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2007)

3(ii).1	Amended and Bylaws (Incorporated by reference from registration statement on current report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007)

10.1
Settlement and License Amendment dated as of March 7, 2008 between the Company and University of Georgia Research Foundation (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2008)

10.2
Amended and Restated Senior Secured Convertible Promissory Note dated as of June 2, 2008 between the Company and Water Sciences LLC (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2008)

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

Dated: August 8, 2008

EAU TECHNOLOGIES, INC.

By:	/s/ Wade R. Bradley
Wade R. Bradley
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)