Form 10-Q
period 2008-09-30
EAU TECHNOLOGIES, INC.
filed 2008-11-13
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2008, the Registrant had 17,585,918 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2008

PART I - FINANCIAL INFORMATION

EAU TECHNOLOGIES, INC.

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2008	2007
CURRENT ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$526,515	$1,413,744
Accounts receivable, net	42,789	61,196
Accounts receivable - related party, net	357,797	357,615
Prepaid expense	84,824	30,600
Deposits	65,597	—
Inventory, net	2,645,205	2,814,533

Total current assets	3,722,727	4,677,688

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $285,772 and $220,064	333,891	206,554

OTHER ASSETS
Deposits	12,996	11,658
Restricted cash	240,000	240,000
Note receivable	150,000	150,000
Intellectual property	77,639	61,558

Total other assets	480,635	463,216

Total assets	$4,537,253	$5,347,458

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30,	December 31,
	2008	2007
CURRENT LIABILITIES	(Unaudited)	(Audited)
Accounts payable	$286,882	$287,183
Accrued expenses	673,742	645,054
Warranty reserve	108,000	122,000
Advance - related party	—	500,000
Advance deposits on machine orders - related party	697,500	697,500
Current portion of long-term debt	25,461	19,841
Senior convertible note payable - related party, current portion net of discounts of $168,860 and $708,333	2,831,140	2,291,667

Total current liabilities	4,622,725	4,563,245

LONG TERM LIABILITIES

Long term debt, net of current portion	45,574	59,045
Deferred licensing revenue - related party	391,667	541,667
Derivative liability - related party	6,631,060	6,758,074

Total long term liabilities	7,068,301	7,358,786

Total liabilities	11,691,026	11,922,031

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 17,135,918 and 15,105,650 issued and outstanding, respectively	1,714	1,511
Additional paid in capital	38,312,908	35,406,545
Accumulated deficit	(45,468,395)	(41,982,629)

Total stockholders’ equity (deficit)	(7,153,773)	(6,574,573)

Total liabilities and stockholders’ equity (deficit)	$4,537,253	$5,347,458

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

NET SALES - RELATED PARTY	$50,000	$44,893	$192,620	$354,127

NET SALES	45,625	60,465	136,516	128,464

TOTAL SALES	95,625	105,358	329,136	482,591

COST OF GOODS SOLD	8,958	26,099	76,026	169,070

GROSS PROFIT	86,667	79,259	253,110	313,521

OPERATING EXPENSES
Depreciation and amortization	17,632	7,284	60,055	64,629
Research and development	67,945	64,667	98,734	147,142
General and administrative	958,554	831,511	3,095,996	6,676,955

Total operating expenses	1,044,131	903,462	3,254,785	6,888,726

LOSS BEFORE OTHER INCOME (EXPENSE)	(957,464)	(824,203)	(3,001,675)	(6,575,205)

OTHER INCOME (EXPENSE)
Interest expense	(117,907)	(277,386)	(623,526)	(844,429)
Interest income	800	3,399	12,281	14,109
Gain (Loss) on derivative liability	298,810	147,713	127,014	(2,547,615)
Other income (expense)	—	1,476	140	39,783

Total other income (expense)	181,703	(124,798	(484,091)	(3,338,152)

LOSS BEFORE PROVISION FOR INCOME TAXES	(775,761)	(949,001)	(3,485,766)	(9,913,357)

PROVISION FOR INCOME TAXES	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(775,761)	(949,001)	(3,485,766)	(9,913,357)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS (continued)

DISCONTINUED OPERATIONS:

(Loss) from operations of discontinued operations (Net of $0 in income taxes)	—	(250,251)	—	(625,846)

(Loss) on disposal of discontinued operations (Net of $0 in income taxes)	—	—	—	—

LOSS FROM DISCONTINUED OPERATIONS	—	(250,251)	—	(625,846)

NET LOSS	$(775,761)	$(1,199,252)	$(3,485,766)	$(10,539,203)

NET LOSS PER SHARE CONTINUING OPERATIONS	$(0.05)	$(0.07)	(0.22)	$(0.74)

NET INCOME (LOSS) PER SHARE DISCONTINUED OPERATIONS	$0.00	$(0.02)	$0.00	$(0.05)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	16,947,956	13,567,187	15,847,466	13,478,401

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance, December 31, 2007 (Audited)	15,105,650	$1,511	$35,406,545	$(41,982,629)	$(6,574,573)

Issuance of shares for cash of $1,500 (unaudited)	150,000	15	1,485	—	1,500

Issuance of shares of restricted stock to members of the Board of Directors and certain employees (unaudited)	187,962	19	216,137	—	216,156

Exercise of warrants for $1,000,000, or $1.30 per share, by Water Science, a related party (unaudited)	769,230	77	999,923	—	1,000,000

Exercise of warrants for $600,000, or $1.30 per share, by Water Science, a related party (unaudited)	461,538	46	599,954	—	600,000

Exercise of warrants for $600,000, or $1.30 per share, by Water Science, a related party (unaudited)	461,538	46	599,954	—	600,000

Issuance and vesting of options and warrants for services (unaudited)	—	—	488,910	—	488,910

Net loss for the Nine months ended September 30, 2008 (unaudited)	—	—	—	(3,485,766)	(3,485,766)

Balance, September 30, 2008 (unaudited)	17,135,918	$1,714	$38,312,908	$(45,468,395)	$(7,153,773)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,485,766)	$(10,539,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	65,708	86,165
Bad debt expense	5,092	—
Shares issued for services	157,373	—
Warrants and options issued for services	488,910	4,257,003
Discount of note payable	539,473	750,000
Loss on disposal of assets	—	1,816
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	13,315	(1,525)
(Increase) decrease in accounts receivable - related party	(182)	175,055
Decrease in pre-paid expense	4,559	3,863
(Increase) in inventory	(23,717)	63,649
(Increase) decrease in deposits	(66,935)	(5,402)
(Increase) in restricted cash	—	(240,000)
(Decrease) in accounts payable	(301)	(245,635)
(Decrease) in warranty reserve	(14,000)	—
Increase (decrease) in accrued expenses	28,688	(83,171)
(Decrease) in deferred revenue	(150,000)	(150,000)
Increase (decrease) in derivative liability	(127,014)	2,547,614
Net cash used in continuing operations	(2,564,797)	(3,379,771)
Net cash used in discontinued operations	—	(52,167)
Net cash used in operating activities	(2,564,797)	(3,431,938)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	—	(91,848)
Deposits received on asset held for sale	—	100,000
Intellectual property disbursements	(16,081)	(7,389)
Net cash used in continuing operations	(16,081)	763
Net cash used in discontinued operations	—	—
Net cash provided by (used in) investing activities	(16,081)	763
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(7,851)	(15,005)
Advances for purpose of exercising warrants - related party	—	2,000,000
Proceeds from issuance of common stock - related party	1,701,500	1,500,000
Proceeds from issuance of common stock	—	50,000
Net cash provided by financing activities	1,693,649	3,534,995
NET INCREASE (DECREASE) IN CASH	(887,229)	103,820
Cash and cash equivalents, beginning of period	1,413,744	206,094

Cash and cash equivalents, end of period	$526,515	$309,914

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	Nine Months Ended September 30,
	2008	2007
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$16,550	$49,283
Income Taxes	$—	$—

Supplemental Disclosures of Non-cash Investing and Financing Activities:

Common stock issued for services	$157,373	$197,809
Warrants and stock options granted	$488,910	$1,059,142

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

NOTE 2 - RESTRICTED CASH

In November 2006 the Company entered into an employment agreement with Wade Bradley, the Company’s CEO. Pursuant to the agreement the Company deposited $240,000 with an escrow agent in January 2007. The Company has recognized this amount as restricted cash on the Company’s financial statements. The Company recognized $4,750 in interest income from the escrow account for the nine months ended September 30, 2008.

NOTE 3 - INVENTORIES

The composition of inventories is as follows at:

	September 30, 2008	December 31, 2007
Finished goods	$1,145,097	$1,326,599
Raw materials	1,900,108	1,887,934
Allowance for obsolete inventory	(400,000)	(400,000)

	$2,645,205	$2,814,533

NOTE 4 - WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of three years. The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs. If actual results differ from the estimates, the Company would adjust the estimated warranty liability. Changes in the warranty reserve for the nine months ended September 30, 2008 are as follows:

Warranty reserve at beginning of period	$122,000
Costs accrued for additional warranties	2,000
Service obligations honored	(16,000)
Warranty reserve at end of period	$108,000

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - SENIOR CONVERTIBLE DEBT

In September 2005, the Company entered into a Senior Convertible Note (the “Note”) with Water Science, a related party, in exchange for $3,000,000. Pursuant to the debt agreement, the Note accrues interest at the rate of 3% per annum and is due, principal and interest together, on September 16, 2008. In June 2008, Water Science agreed to extend the maturity date of the Note to March 16, 2009. No principal or interest payments need to be paid during the loan period. The Note may be converted into 1,000,000 shares of the Company’s $0.0001 par value common stock prior to the maturity date, and at any time, by the holder at a price per share equal to $3.00 per share, subject to certain other conversion adjustments. In October 2008, as part of a new financing agreement, the Company amended the Note and changed the conversion rate to $1.00 per share. The Company granted a security interest in all of the Company’s assets as collateral for the loan. In connection with the issuance of the Note, the Company also granted a three year warrant to purchase up to two million shares of the Company’s $0.0001 par value common stock with an exercise price of $2.76 per share.

In May 2007, the Company entered into a termination agreement related to the cancellation and reissuance of the existing warrants (“Original Warrants”) to purchase a total of 8.4 million shares of $0.0001 par value common stock of the Company, at a price of $2.76 per share, held by Water Science. The Company granted to Water Science replacement warrants to purchase 8.4 million shares of common stock at a price of $1.30 per share, with an expiration date of May 9, 2010. The Company has a right to require Water Science to exercise warrants for up to 3,230,769 shares; the Company may exercise the put right from time to time, but not more often than once per month. As of September 30, 2008 all of the options with the put rights were exercised.

The exercise price of these warrants is to be adjusted if the Company should issue stock for less than the original exercise price. Due to this feature wherein the conversion price is reset if shares are issued at a price less than the fixed conversion price, and pursuant to EITF 00-19, the Company has elected to bifurcate the conversion feature from the debt host, and accounts for the feature as a derivative liability with changes in fair value being recorded in the income statement. As of September 30, 2008 and December 31, 2007, the value of the derivative liability was $6,631,060 and $6,758,074, respectively. The Company recorded a gain of $127,014 and a loss of $2,547,615 in the change of the derivative liability to fair market value for the period ended September 30, 2008 and 2007, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Sales to Affiliates - In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico. The agreement allows for a pro-rated refund during the first 5 years under certain circumstances. The Company recognizes income from this agreement over the first 5 years of the agreement. The Company recognized $150,000 in each of the periods ended September 30, 2008 and 2007. This agreement also gives Water Science the right to purchase machinery from the Company at cost plus 25 percent. During the nine months ended September 30, 2008, the Company recorded sales of $42,620 to Water Science. The Company has previously received and recorded $697,500 in advance deposits from Water Science on machine orders. In connection with the past sales of machines and products, the Company has recorded approximately $358,000 in accounts receivable at September 30, 2008. During the nine months ended September 30, 2007, the Company sold approximately $192,620 in products and services to Water Science.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS - continued

Senior Note Payable - In September 2005, the Company entered into a Senior Convertible Note with Water Science in exchange for $3,000,000 (see Note 5). For the nine months ended September 30, 2008, the Company recognized $67,500 in interest expense related to the Senior Note. The Company also recognized $539,474 and $750,000 in interest expense due to the discount of this note and the beneficial conversion feature at September 30, 2008 and 2007, respectively. The Company has recorded a gain of approximately $127,000 in the change of the derivative liability to fair market value for the nine months ended September 30, 2008. In September 2008, Water Science agreed to extend the maturity date of the note until March 2009. In October 2008, as part of a new financing agreement, the Company amended the Note and changed the conversion rate to $1.00 per share.

Licensing Fee - In September 2005, the Company received $1,000,000 in exchange for providing Water Science exclusive licensing and distribution rights for a five-year term for a specified market area. The agreement provides termination rights by Water Sciences and a pro rata refund of the fee. The Company recognizes the fee on a pro rata basis over the life of the agreement. The Company recognized $150,000 for the each of the nine months ended September 30, 2008 and 2007.

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

Advances - Periodically throughout the year, the Company advances officers and employees cash for certain reimbursable expenses. As of September 30, 2008 and 2007, the Company had advances to employees or officers in the amount of $8,500 and $6,450, respectively.

Warrant Exercises - In May 2007, the Company entered into a financing agreement with Water Science. The Company cancelled existing warrants (“Original Warrants”) to purchase a total of 8.4 million shares of $0.0001 par value common stock of the Company, at a price of $2.76 per share, held by Water Science. The Company granted to Water Science replacement warrants to purchase 8.4 million shares of common stock at a price of $1.30 per share, with an expiration date of May 9, 2010. The Company had a right to require Water Science to exercise warrants for up to 3,230,769 shares; the Company could exercise the put right from time to time, but not more often than once per month. As of September 30, 2008 all of the options with the put rights were exercised.

Restricted Stock Grant - In February 2008, the Compensation Committee of the Board of Directors of the Company granted $30,000 to each board member in the form of 23,077 shares of restricted stock for each director, effective on February 27, 2008. The restricted stock will vest ratably over a period of two years from the date of grant. These grants were made pursuant to the annual directors’ compensation program approved by the Board in December 2007. The amount of compensation was based on recommendations from a non-related human resource consulting firm. The Compensation Committee also granted 49,500 shares of restricted stock to various employees, which will vest one year from the date of grant. The Company recognized $157,373 in expense for the nine months ended September 30, 2008 for the value of the restricted stock that has vested.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS - continued

Employee Options - In January 2008, an officer of the Company exercised 150,000 options for $1,500 or $0.01 per share. The options were granted in 2003 for services.

In December 2007, the Company granted 480,260 options to various employees. The options are for a term of ten (10) years and have an exercise price of $1.30 per share. The options vest over a period of four (4) years. The options were valued using the Black-Scholes model with the following assumptions: risk free rate of 4.64%, volatility at 87.06% and the stock price at $1.30. The value of each option is approximately $1.13 per option. The number of options granted was based on recommendations from a non-related human resource consulting firm. The Company recognized $211,615 in expense during the nine months ended September 30, 2008.

In November 2007, the Company granted 530,000 options to Douglas Kindred, in connection with the appointment of Mr. Kindred as Chief Technology Officer. The options are for a term of ten (10) years and have an exercise price of $1.30 per share. The options vest over a period of four (4) years. The options were valued using the Black-Scholes model with the following assumptions: risk free rate of 4.28%, volatility at 85.99% and the stock price at $1.01. The value of each option is approximately $0.85 per option. The number of options granted was based on recommendations from a non-related human resource consulting firm. The Company recognized $175,977 in expense during the nine months ended September 30, 2008.

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

In May 2007, the Company entered into a financing agreement with Water Science. The Company cancelled existing warrants (“Original Warrants”) to purchase a total of 8.4 million shares of $0.0001 par value common stock of the Company, at a price of $2.76 per share, held by Water Science. The Company granted to Water Science replacement warrants to purchase 8.4 million shares of common stock at a price of $1.30 per share, with an expiration date of May 9, 2010. The Company had a right to require Water Science to exercise warrants for up to 3,230,769 shares; the Company could exercise the put right from time to time, but not more often than once per month. For the nine months ended September 30, 2008, the remaining 1,692,306 of the options with the put rights were exercised.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - GOING CONCERN

The Company has incurred significant losses and has had negative cash flows from operations. As a result, at September 30, 2008, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations. Management is seeking to obtain sufficient funding for its operations through either debt or equity financing. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses.

The Company estimates that it will need approximately $2,000,000 for the upcoming twelve months to execute our business plan and an additional $3,000,000 in order to satisfy our senior note payable with Water Science, which becomes due in March 2009, if the note is not converted into common stock. Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the nine month period ended September 30, 2008 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the nine month period ended September 30, 2008 and 2007 was $488,910 and $282,119, respectively, related to employee stock options issued and vesting during the period.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Loss (numerator)	$(775,761)	$(1,199,252)	$(3,485,766)	$(10,539,203)
Shares (denominator)	16,947,956	13,567,187	15,847,466	13,478,401
Per share amount	$(0.05)	$(0.09)	$(0.22)	$(0.78)

The Company’s outstanding stock options have been excluded from the basic net loss per share calculation for the three and nine month periods ended September 30, 2008 and 2007, because they are anti-dilutive.

The following table is a summary of the status of the warrants and options granted for the nine months ended September 30, 2008:

	Number	Weighted
	of Options	Average Exercise
	and Warrants	Price
Outstanding at beginning of period	10,641,839	$1.55
Granted	-	-
Exercised	(1,842,306)	1.19
Forfeited	-	-
Expired	(335,000)	1.96
Outstanding at end of period	8,464,533	$1.62

A summary of the status of the warrants outstanding at September 30, 2008 is presented below:

		Warrants Outstanding		Warrants Exercisable
		Weighted-Average	Weighted-Average		Weighted-Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$.01-.50	310,000	1.4 years	$0.04	310,000	$0.04
1.00-1.99	6,724,491	2.8 years	1.30	5,414,231	1.30
2.00-2.99	720,000	5.9 years	2.56	720,000	2.56
3.00-3.99	191,666	3.8 years	3.38	191,666	3.38
4.00-4.99	255,000	1.0 years	4.00	255,000	4.00
5.00-5.50	263,376	1.2 years	5.15	263,376	5.15
$.01-5.50	8,464,533	3.0 years	$1.60	7,154,273	$1.67

The fair value of each warrant granted is estimated on the date granted using the Black-Scholes pricing model, with the following assumptions for warrants issued in 2007: risk-free interest rate of between 4.6% and 4.99%, expected dividend yield of zero, expected lives of 3 and 5 years and expected volatility of between 59.76% and 89.54%.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

On October 10, 2008, the Board of Directors approved a transaction with Water Science, LLC (“WS”), a shareholder of the Company, pursuant to (1) a Stock Purchase Agreement (the “Purchase Agreement”) and (2) a Second Amended and Restated Senior Secured Convertible Promissory Note (the “Second Amended Convertible Note”). The Purchase Agreement provides for the purchase of 2.5 million shares of common stock of the Company at a price of $1.00 per share and the amendment of the original Amended and Restated Senior Secured Convertible Promissory Note dated as of May 8, 2008, to change the conversion rate from $3.00 per share to $1.00 per share, as reflected in the Second Amended Convertible Note. The purchase of the common stock will occur in six monthly installments of $350,000 beginning October 14, 2008 plus a final installment of $400,000 on April 15, 2009. If WS defaults on its obligation to purchase the stock under the Purchase Agreement, then the conversion price reverts back to $3.00 per share. The Second Amended Convertible Note includes an interest rate of 3% and a maturity date of March 9, 2009. WS is controlled by Peter Ullrich, a member of the Board of Directors of the Company. The Company anticipates that, in the fourth quarter, it will record an additional loss due to the increase of the derivative liability related to this amendment of the convertible note, although the Company has not yet calculated the amount of the loss.

On October 30, 2008, Theodore Jacoby, a director of EAU Technologies, Inc., agreed to purchase 100,000 shares of Common Stock of the Company at a price of $1.00 per share. The transaction was completed on November 10, 2008.

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

Overview

EAU TECHNOLOGIES, INC., previously known as Electric Aquagenics Unlimited, Inc. (referred to herein sometimes as “EAU,” “we,” “us,” or the “Company”), is in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create non-toxic cleaning and disinfecting fluids. These fluids have various commercial applications and may be used in commercial food processing organic or conventional agricultural products that clean, disinfect, remediate, hydrate and moisturize. The processes for which these fluids may be used are referred to in this Report as the “EW Technology.” For example, we believe that our food and agricultural treatment products potentially may be used to systemically treat all facets and phases of the food chain, from soil to animal feed to meat processing. Our products would accomplish this by eliminating dangerous and unhealthy pathogens from the food chain with organically based and highly effective solutions. We make the claim that our products are “non-toxic” and safe to human, animals and the environment at the levels employed. We can do this because at the levels we employ our technology, our studies both internal as well as through third parties show no toxicity. We are conducting further studies so we can make more specific claims in the future. Our fluids and products also do not contain or leave harmful residues often associated with chemical-based supplements and disinfecting and cleaning agents. The electrolyzed fluids created by the EW Technology (referred to herein sometimes as the “EO Fluids” or “Empowered WaterTM”) generated by our patented and patent pending specialized equipment currently replace many of the traditional products used in commercial, industrial and residential disinfecting and cleaning.

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

We have obtained patent protection on two separate facets of electrolyzed fluids as well as the water generating technology. The facets for which we have obtained patent protection are how the fluids are used and how they are stabilized for use in different applications. Additionally, we have patents pending on poultry processing, and we have filed several provisional patent pending applications to protect new processes and products. Previously, we generated our revenues primarily from equipment sales to the carpet and living surfaces industries, and some consumer product sales. In 2006, we saw our first sales in the agriculture segment. All of these sales were made to Water Science, LLC, a company set up primarily to market Empowered Water™ in Latin America. Currently we are seeking to expand those markets as well as introducing what we have learned in those markets to the United States. We will continue to seek to derive future EW Technology revenues from recurring fees we charge to customers based on per-unit or per-gallon of fluid used after equipment has been installed. Additionally, we will continue to introduce our technology to meat and poultry processing by leveraging the development and trials that we conducted in the United States.

In July 2008, we installed our pathogen remediation equipment at a poultry processor in upstate New York. We have also signed an agreement with a large poultry processor in northern Georgia to install our equipment at their facility. We anticipate that our system will be fully operational in December 2008.

We have shipped and installed five large units ordered from Water Sciences, LLC. The units have been installed in Holland, Ecuador, Costa Rica, Mexico and Colombia. Water Sciences is currently using Empowered Water™ fluids in various agricultural channels.

In May 2007, we signed an agreement with a small dairy plant whereby the dairy has agreed to lease our equipment and pay a royalty for the technology. The Company had been testing our equipment in this facility for over one year. We have also signed agreements with other dairies to install our equipment and begin testing our equipment at their facilities. In August 2008, we reached an agreement with a dairy located in Georgia to begin paying for the use of our equipment. In October 2008, we reached an agreement with the same dairy in Georgia to provide our ER water to all the cows on the dairy. We will continue to do more clinical research and field testing in the dairy market.

We recently installed our equipment to test a clean-in-place (CIP) application. Currently this installation does not generate any revenues. We expect it will be several months before results of the test are completed. The customer is not obligated to any payments, and a final agreement would need to be negotiated.

We are currently installed in four Whole Foods Market (WFM) stores in the South Region. These stores are using the Empowered Water™ in three areas of the store: floral, fresh cut produce and leafy vegetable rinse area. In January 2007, the Company entered into an amended exclusive licensing and product supplier agreement with Zerorez Franchising Systems, Inc. (Zerorez), a previously affiliated entity, to provide Zerorez with its Primacide water solutions and water generator for its carpet cleaning franchisees. The Company has sold Empowered Water™ generators to over 30 franchises. The Company is committed to sell to Zerorez the Primacide B water generator over the next three years under the agreement, ending on December 31, 2011. The agreement allows for the automatic renewal of the agreement for three (3) terms of five year terms, unless both parties agree to the cancellation of the agreement.

Our operations are currently funded by a combination of revenues and capital funding.

Financial Position and Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Financial Position

The Company had $526,515 in cash as of September 30, 2008, compared to $1,413,744 at December 31, 2007. We also had $240,000 in restricted cash related to an escrow agreement. The Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at September 30, 2008. This will be reduced as the Company delivers machines on order to Water Science, a related party. Water Science, who has exclusive rights to sell our products in Central and South America, is also an affiliate of the Company, by agreement may purchase machinery from us at cost plus 25 percent. Long term debt decreased slightly from $59,045 at December 31, 2007 to $45,574 at September 30, 2008. At September 30, 2008, our stockholders’ deficit was $7,153,773.

Results of Operations for the Three months ended September 30, 2008 and 2007

Revenues and Net Income

The Company had total revenues of $95,625 for the three months ended September 30, 2008, which represents a decrease of 9% from the $105,358 in total revenues for the same period one year earlier. The majority of the decrease is due to the limited number of sales as the Company continues to implement its business plan and increasing product sales. In an effort to streamline our corporate focus and our business plan, the Company is no longer marketing products that are not directly related to its core competencies, which is the development of Empowered Water™ technologies.

Net loss from continuing operations for the three months ended September 30, 2008 was $775,761, or a loss of $0.05 per share, compared with a net loss from continuing operations of $949,001, or $0.07 per share for the same period in 2007. For the three months ended September 30, 2007, the Company had additional losses of $250,251 related to the Consumer Products division, which was sold during 2007. The Company recognized a net change in the derivative liability of a gain of $147,713 during the three months ended September 30, 2007, as compared to a gain of $298,810 for the same period in 2008. The current quarter net loss includes $117,907 in interest expense, compared to $277,386 in 2007. This is due to interest expense related to the senior note payable entered into in September 2005, which was extended until March 2009. The Company anticipates that, in the fourth quarter, it will record an additional loss due to the increase of the derivative liability related to this amendment of the convertible note, although the Company has not yet calculated the amount of the loss.

General and Administrative Expenses

The Company’s general and administrative expenses totaled $958,554 during the three months ended September 30, 2008, compared to $831,511 during the three months ended September 30, 2007, for an increase of $127,043, or 15%. General and administrative expense for 2008 consist primarily payroll and other compensation expense ($400,146), legal and professional fees ($107,826), expense related to granting of stock and options ($162,970) and insurance expenses ($77,457).

Research and Development

Research and development expenses incurred during the three month period ended September 30, 2008 increased $3,278 or 5%, from $64,667 in 2007 to $67,945 in 2008. While the Company believes it has developed proven products that have commercial value in its targeted markets, we will continue to conduct limited research to improve our products and their performance.

Results of Operations for the Nine months ended September 30, 2008 and 2007

Revenues and Net Income

The Company had total revenues of $329,136 for the nine months ended September 30, 2008, which represents a decrease of 32% from the $482,591 in total revenues for the same period one year earlier. The majority of the decrease is due to the limited number of sales as the Company continues to implement its business plan and increasing product sales. In an effort to streamline our corporate focus and our business plan, the Company is no longer marketing products that are not directly related to its core competencies, which is the development of Empowered Water™ technologies.

Net loss from continuing operations for the nine months ended September 30, 2008 was $3,485,766, or a loss of $0.22 per share, compared with a net loss from continuing operations of $9,913,357, or $0.74 per share for the same period in 2007. For the nine months ended September 30, 2007, the Company had additional losses of $625,846 related to the Consumer Products division, which was sold during 2007. The significant difference from the current quarter net loss and the loss during the same period in 2007 is primarily related to the expense related to the financing agreement entered into with Water Science in May 2007. During the period in 2007, the Company recognized a net change in the derivative liability of $2,547,615. The current period net loss includes $623,526 in interest expense, compared to $844,429 in 2007. This is due to interest expense related to the senior note payable entered into in September 2005, which was extended until March 2009. The Company anticipates that, in the fourth quarter, it will record an additional loss due to the increase of the derivative liability related to this amendment of the convertible note, although the Company has not yet calculated the amount of the loss.

General and Administrative Expenses

The Company’s general and administrative expenses totaled $3,095,996 during the nine months ended September 30, 2008, compared to $6,676,955 during the nine months ended September 30, 2007, for a decrease of $3,580,959, or 54%. The primary reason for the decrease is due to the re-issuance of new warrants during the nine months ended September 2007. General and administrative expense for 2008 consist primarily payroll and other compensation expense ($1,245,950), legal and professional fees ($465,257), expense related to granting of stock and options ($488,910), insurance expenses ($228,617) and travel related expenses ($138,024).

Research and Development

Research and development expenses incurred during the nine month period ended September 30, 2008 decreased $48,408 or 33%, from $147,142 in 2007 to $98,734 in 2008. While the Company believes it has developed proven products that have commercial value in its targeted markets, we will continue to conduct limited research to improve our products and their performance.

Liquidity and Capital Resources

The Company had $526,515 in cash as of September 30, 2008, compared to $1,413,744 at December 31, 2007, for a change of $887,229. We have had continuing losses of $3,485,766 for the nine months ended September 30, 2008, compared with losses of $10,539,203 for the nine months ended September 30, 2007.

Net cash used in operating activities in the nine month period ended September 30, 2008 was $2,564,797, a 30% decrease, compared to $3,431,938 for the same period in 2007. The majority of the change is due to the decreased net loss and the increase in restricted cash during the nine months ended September 30, 2007. Also included in the net cash used is $52,167 used from discontinued operations.

At September 30, 2008, the Company’s net inventory was $2,645,205, representing a decrease of approximately 6% from the $2,814,533 on hand at December 31, 2007. The Company is in multiple tests of our equipment and has included the machines in inventory until they are sold and enter into revenues.

The operating outflow of cash was reduced by the Company issuing warrants and stock options in lieu of cash during the quarter of $488,910. The Company adopted SFAS 123(R), effective January 1, 2006, and now expenses stock options given to employees. The Company recognized a non-cash increase from the discounting of the Company’s note payable to Water Science, LLC of $539,473. (See Note 5 to the Company’s financial statements.) Further, the Company recognized a non-cash decrease in the derivative liability of $127,014, due to changes in the Black-Scholes value of the liability.

The Company used $16,081 in cash flows from investing activities during the period ended September 30, 2008 as compared to $763 provided for in the same period in 2007. During 2008, the cash flows consisted of expenditures made related to patents. During 2007 the primary cash flows from investing activities consisted of $100,000 received as a deposit on sale of assets, $91,848 used to purchase equipment and $7,389 related to intellectual property.

The Company received $1,693,649 in cash flows from financing activities for the period ended September 30, 2008 compared with $3,534,995 provided to the Company during the same period in 2007. The Company received proceeds of $1,701,500 from the exercising of options during the first nine months of 2008, whereas, the Company received proceeds of $1,550,000 from the issuance of stock and $2,000,000 from advances during the nine months ended September 30, 2007. The other financing activity consisted of payments made on notes payable in the amount of $7,851 and $15,005 in 2008 and 2007, respectively.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues. We have no commitments to fund any future capital expenditures. Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months. Our senior convertible note payable with Water Science will become due in March 2009, which will require cash of $3,000,000 in order to satisfy the debt, if the note is not converted into common stock. We anticipate that we may need an additional $2,000,000 or more in future funding to execute our business plan over the next twelve months. Moreover, if we are able to expand our sale of EO machines as anticipated, we will need significant additional working capital to fund that expansion. We entered into a financing agreement with Water Science in October 2008 to provide the Company with $2,500,000 of funding through April 2009. We do not have arrangements in place to provide us with any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.

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

 Forward-Looking Statements

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include our expectations regarding working capital requirements and future funding, our expectations of revenues under customer agreements, and plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risks associated with successfully developing our business in evolving markets, our need for additional capital, our continuing operating losses, the ability of our management to conduct distribution activities and sell products, possible failure to successfully develop new products, vulnerability to competitors due to lack of patents on our products, and other risk factors listed in our annual report on Form 10-KSB for the year ended December 31, 2007 and our other SEC reports. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of matters to Vote of Security Holders

There were no matters submitted to a vote of stockholders during the third quarter of 2008.

Item 5. Other Information

On November 10, 2008, Theodore Jacoby, a director of the Company, entered into an agreement (the “Stock Purchase Agreement”) with the Company to purchase 100,000 unregistered shares of Common Stock of the Company at a price of $1.00 per share. Per the terms of the Stock Purchase Agreement, attached hereto as Exhibit 10.4, the transaction occurred on November 10, 2008.

Item 6. Exhibits

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

10.1
Settlement and License Amendment dated as of March 7, 2008 between the Company and University of Georgia Research Foundation (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2008)

10.2
Stock Purchase Agreement dated as of October 6, 2008 between the Company and Water Sciences LLC (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2008)

10.3
Second Amended and Restated Senior Secured Convertible Promissory Note dated as of October 6, 2008 between the Company and Water Sciences LLC (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2008)

10.4	Stock Purchase Agreement dated as of November 10, 2008 between the Company and Theodore Jacoby.

31.1	Certification by Wade R. Bradley under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Brian D. Heinhold under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Wade R. Bradley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Brian D. Heinhold pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAU TECHNOLOGIES, INC.

Dated: November 13, 2008	By:	/s/ Wade R. Bradley
Wade R. Bradley
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer (Principal Financial Officer)