Form 10-K
period 2008-12-31
EAU TECHNOLOGIES, INC.
filed 2009-03-30
CIK 1170816

THE UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

  Commission File Number: 000-51807

EAU TECHNOLOGIES, INC.
Delaware	(Name of Registrant in Our Charter)	87-0654478
(State of Incorporation )	2842	(I.R.S. Employer Identification No.)
(Primary Standard Industrial Classification Code Number)
Wade R. Bradley
1890 Cobb International Blvd		1890 Cobb International Blvd
Suite A		Suite A
Kennesaw, Georgia 30152		Kennesaw, Georgia 30152
(678) 388-9492		(678)-388-9492
(Address and telephone number of Principal Place of Business)		(Name, address and telephone number of agent for service)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”  “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

At March 26, 2009, 18,785,918 shares of the Registrant’s common stock, $0.0001 par value per share, were outstanding.  The aggregate market value of shares of common stock held by nonaffiliates as of June 30, 2008, was $8,130,605.

Documents Incorporated By Reference: None

TABLE OF CONTENTS

Page

PART I

PART II

PART III

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	42

SIGNATURES		45

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A “SAFE HARBOR” FOR FORWARD LOOKING STATEMENTS.  This Form 10-K contains statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words.  Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements.  There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

•	Our ability to receive previously committed funds and to raise investment capital necessary to continue to fund our operations and product development activities.

•	Our ability to adequately manage and fund the development of our business.

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-K.  However, this list is not intended to be exhaustive; many other factors could impact our business, and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although we believe that the forward-looking statements contained in this Form 10-K are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements contained in this section, and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-K.  In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

PART I

ITEM 1.  BUSINESS

EAU TECHNOLOGIES, INC., previously known as Electric Aquagenics Unlimited, Inc. (referred to herein sometimes as “EAU,”  “we,” “us,” or the “Company”), is in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create non-toxic cleaning and disinfecting fluids. These fluids have various commercial applications and may be used in commercial food processing and organic or non-organic agricultural products that clean, disinfect, remediate, hydrate and moisturize. The processes for which these fluids may be used are referred to in this Report (the “Report”) as the “EW Technology.”  For example, we believe that our food and agricultural treatment products potentially may be used to systemically treat all facets and phases of the food chain, from soil to animal feed to meat processing, by eliminating dangerous and unhealthy pathogens from the food chain with organically based and highly effective solutions. We make the claim that our products are “non-toxic”. We can do this because at the levels we employ our technology, our studies both internal as well as through third parties show no toxicity.  Further studies are in progress to make more specific claims.  At the levels employed, the fluids and products are environmentally safe and non-toxic and do not contain or leave harmful residues associated with chemical-based supplements or disinfecting and cleaning agents. The electrolyzed water fluids created by the EW Technology (referred to herein sometimes as the “EW Fluids” or “Empowered WaterTM”) generated by our specialized equipment can be used in place of many of the traditional products used in commercial, industrial and residential disinfecting and cleaning.

Our focus is on our three core competencies which are, producing high volumes of electrolyzed water, controlling the properties of the water and using our application knowledge.  Because of our ability to produce high volumes of water and control the water properties, our target market is in commercial applications where we believe we can add value by generating measurable productivity and efficiency gains.  We will continue to use a disciplined stage gate development process that drives ideas to commercial test installations that turn into revenues.  Once we have developed an application we will attempt to find a strategic partner that would be able to assist us with a large scale commercial roll-out of the technology.  Our goal is to generate streams of revenues through pricing contracts that let us participate in the on-going added value.

We have identified the following industries for early stage sales and marketing focus: 1) dairy production and processing, 2) meat and poultry processing, 3) clean in place (“CIP”) for food and beverage processing and 4) agricultural grow-out and processing (“Primary Markets”).  As of the date of this Report, the Company was focused on these markets because we believe that for each of these markets we have a competitive advantage, a leading strategic industry partner, or we can provide an attractive value-added proposition.  To penetrate these markets, EAU is conducting trials and completing commercial installations that will lead to partnerships with industry leaders who can assist in rolling the technology out on a large scale.

We have obtained patent protection on three separate uses of electrolyzed fluids (cleaning and disinfecting eggs, carpet cleaning and mold remediation).  Those patents are related to how the fluids are used and how they are stabilized for use in different applications. Additionally, we have a patent pending on the electrolysis equipment and several provisional patent pending applications filed to protect new processes and products, as described herein.

Products and Related Markets

EW Technology

We intend to lease generators that create electrolyzed fluids that are produced on-site at commercial processing facilities (“CIP Systems”), particularly in the food products sectors that require high volumes of non-toxic cleaning fluids. This market niche should allow us to exploit the fact that our non-toxic products are more effective than most toxic chemical treatments at typically used concentration levels.  Lease rates will be based on volumes needed as well as the complexity of the system needed for different applications.  As of the date of this Report, generators have been sold on a commercial basis as well as continuing trials in multiple new commercial applications.  Other than existing agreements in place, EAU does not intend to sell its equipment to the markets it is entering.

Dairy Cattle.  The Company commenced hydration and production tests on dairy cattle in 2006.  Initial results indicate a possible increase in milk production and milk fat while maintaining the protein content.  In August 2008, we reached an agreement with a dairy located in Georgia to begin paying for the use of our equipment.    EAU is currently receiving minimal revenues from three separate dairies in a commercial capacity.  We will continue to do more clinical research and field testing in the dairy market.

Poultry.  In 2005, we began testing of our EW Technology and EW Fluids (the “EW System”) in Tyson Food’s Shelbyville, Tennessee, poultry processing plant. In March, 2006, our EW System trial was completed. The trial yielded significant results in killing salmonella on the processed poultry. Independent testing analysis conducted by ABC Research, Inc., in Gainesville, Florida, revealed pre-chill microbial reduction was significantly below the Food Safety Inspection Service (the enforcement arm of the USDA; “FSIS”) allowable limit.

From these results we successfully completed phase I of our USDA Online Reprocessing (“OLR”) Certification. The EAU Technologies OLR intervention also tested well showing a statistically significant difference between control and test groups.  EAU has submitted results obtained from its installation in upstate New York for phase II of the OLR Certification to the USDA and is awaiting approval of those results. The same regulatory body has approved our third installation as the site where our phase III data will be gathered.  Assuming that we are able to duplicate earlier results, which is not guaranteed, we expect to receive approval for full commercialization of Empowered Water™ as an OLR option. With this approval there will be no limitations to leasing our technology as an OLR agent.

The Company has experienced some sales resistance from the multiple industries including the poultry industry, because operators did not have sufficient incentives to invest in new technologies to improve the safety and cleanliness of food products.

In February 2008, a regulatory change occurred that may increase those incentives.  The Food Safety Inspection Service (“FSIS”), a division of the USDA, sets the public heath performance standards for all raw and processed meat, poultry and egg processing standard for the United States.  The FSIS has implemented a process called the “Public Health Risk Based Inspection” platform to regulate these industries based on the relative risk a processing facility imposes to the human health index.  The new system allows the FSIS to allocate and prioritize its resources at processing plants based on the risk each plant presents. The new categorization platform lists processors in three categories, Category 1: 10% positive and below; Category 2: 10%-20% positive for Salmonella and other pathogens; Category 3: 20%-22% positive for Salmonella and other pathogens. For processors with strong processes and intervention systems meeting the Category 1 criteria, there would be far less FSIS inspectors on site, thus reducing the cost incurred by the plant. We believe that with the success that we have achieved in field trials and commercial installations, in conjunction with the new FSIS policies and regulations, will make EAU appealing to the industry. While it will take time for the poultry industry to fall into compliance with this new rating system, EAU now has a tangible reason for poultry plants to seriously consider our EW technology for its pathogen remediation process.

In July 2008, we installed our pathogen remediation equipment on a test basis at a poultry processor in upstate New York and we were able to gather the necessary data for OLR certification. In 2008, EAU signed an agreement with a large poultry producer in northern Georgia to install our equipment at their facility.  We have completed the installation of our system and have shown positive results.  We began receiving revenues of approximately $27,500 per month from this facility in February 2009.  We are currently awaiting approval from the USDA to begin the final OLR certification testing.  We anticipate that it will be several months before we will have the OLR testing complete.

Clean in Place.  In the third quarter of 2008 we installed our equipment to test a clean-in-place (CIP) application.  This test is currently under way with a major international beverage bottling company. There are three stages of this trial that are ongoing simultaneously: 1) Syrup tanks; 2) Bag in box; 3) Bottling. The purpose of the trial is to identify whether EAU’s non-toxic ambient temperature Empowered Waters can replace current 3-5 step CIP processes. In order to become an approved technology as well as an approved vendor, EAU will have to continue to show good antimicrobial efficacy, water savings, and improved CIP efficiency. This installation does not generate any revenues.  We expect it will be several months before results of all phases of the tests are completed. The customer is not obligated to any payments, and a final agreement would need to be negotiated.

Environmental remediation.  Environmental remediation is a multi-billion dollar industry that consists of home and commercial cleanup and reconstruction, generally following disasters such as floods or fires.  The Company believes that its technology can be used for mold remediation.  The Company’s electrolyzed fluids can be employed to kill mold spores and break down associated mycotoxins.  Early in 2009 EAU received an issued patent for the use of Empowered Water™ in mold remediation.

EW Fluids.  EW Fluids can have varying strength and properties.  We have created products by researching and testing the cleaning and sanitizing characteristics of EW Fluids with varying electrical charges, pH levels and ppm (parts per million) of hypochlorous acid and sodium hydroxide.  We are able to create new applications for electrolyzed water by producing various models of our electrolyzing machines, which can create electrolyzed water to meet the needs of specific markets and their application requirements.

The versatility of our EW equipment is unique in the marketplace.  Beyond our initial focus in our four Primary Markets, our EW Fluids have potential uses in many other areas.  The Company produces its electrolyzed fluids through an advanced continuous-flow electrolysis process using the basic raw materials of water, electricity, and sodium chloride (salt).  EAU’s generators produce the following EW Fluids:

•
Primacide A is a disinfecting and sanitizing fluid that kills bacteria; yeast; molds; viruses, including e-coli, salmonella, staphylococcus, streptococcus, lysteria, campylobacter, vibrio vulnificus; and hundreds of other organisms.  It is highly oxidative and acidic due to its pH of 2.4 and positive 1150 millivolt (one thousandth of a volt) ORP (oxidative reduction potential) and hypochlorous acid concentration of 10 to 200 ppm.  Primacide A can be applied to a wide variety of surfaces.  Hands sprayed with Primacide A and then wiped with a micro fiber cloth were found to have less residual bacteria and other microbes than hands cleaned using 62% alcohol.  Tests performed by the University of Georgia Food Science Department indicated that Primacide A can be used to sanitize and wash meat carcasses, strawberries, lettuce, cabbage, carrots and other vegetables.  Surfaces such as floors in hospital operating rooms, bench tops, treatment tables, cutting boards and other surfaces can be effectively sanitized by cleaning with Primacide A.  Further tests performed at the University of Georgia Poultry Science Department have established successful and dramatic log reductions of organisms in chicken chillers and also in in-line spraying. We have filed and received patent protection for the washing and sanitizing of eggs and mold remediation and expect to receive additional patent protection for other uses of Primacide A.  EAU has completed successful commercial installations as well as trials in the field to further validate the use of Primacide A as a disinfectant.

•
Primacide B is an alkaline based cleaner.  Primacide B is created in the electrolysis process with a sodium hydroxide ion attached to the oxygen and hydrogen molecules.  It emulsifies oils, fats and other lipids, but has no surfactant base and therefore leaves no residue when used to clean surfaces.  It has a pH of 11.0 to 11.5, and is therefore very alkaline.  Its alkaline nature and its negative (960) millivolt ORP result in a product that is effective in emulsifying oil and grease.  Primacide B is primarily a cleaner with some bacteria killing properties, but is significantly slower and less effective as an anti-bacterial agent than Primacide A.  We have submitted provisional patent applications to the United States Patent and Trademark Office to approve Primacide B for many uses.  We have received a patent for using Primacide B in carpet cleaning.  We recently applied to the U.S. Patent and Trademark Office for a utility patent relating to Primacide A and Primacide B as cleaners and sanitizers of all hard surfaces.

•
Primacide C is a product that was developed by the University of Georgia by Dr. Yen Con Hung and Company executives to stabilize acid water (Primacide A). This process has been submitted for patent protection and is currently pending.  We license this technology from the University of Georgia.  This product is useful in applications ranging from spraying on produce in grocery stores to consumer products requiring a longer shelf life.  Recently we have modified the license agreement to reflect the current state of our business relationship with the University of Georgia Research Foundation, the department that commercializes UGA’s technologies.  This agreement allows EAU to continue to aggressively market and develop uses of Primacide C for numerous applications.  Early in 2009 EAU received an issued patent for the use of Empowered Water™ (both Primacide A and C) in mold remediation.

•
Dairy Drinking Water – The Company commenced hydration and production tests on dairy cattle in 2006.  Initial results indicate a possible increase in milk production and milk fat while maintaining the protein content.    The Company has expanded its investment into the application of its technology in the dairy channel.  Multiple trials and University studies are being either planned or implemented to validate early results. EAU is currently in three commercial installations.

Agriculture

In 2006 we made initial sales to Water Science, LLC, a Florida limited liability company  (“Water Science”) for the Latin American markets.  Water Science is a major shareholder of the Company and its managing member, Peter Ullrich, is a director of our company.  We have shipped a total of  five P-1200s to Ecuador, Mexico, Columbia, Costa Rica and Holland for trials and Water Science internal use.  Water Science is utilizing the technology for its own flower and agricultural endeavors.  As of December 31, 2008, EAU had four completed P-1200 Systems in inventory ready to ship upon receiving destination orders from Water Science. EAU received deposits on these systems in 2006.  Further studies are being done as each country that has the Empowered Water™ technology ramps up for their own outside sales efforts.

Additional Agricultural Markets

While the majority of our efforts and all of our sales in agriculture have been in connection with Water Science, we are investigating the potential to enter other agricultural markets such as green house and grow out of vegetable plants and vegetable packing facilities.

Other Markets, Products and Industries

Some of the other markets and industries that are attractive channels for our EW Technology and other products and services are listed below. We intend to focus more efforts on these markets after we attain our business plan in our current market channels.

Medical – The medical industry is in dire need of new and more effective sanitizing and disinfecting solutions. We believe that our EW Technology will work well in many facets of the medical industry. However, the regulatory, environmental and governmental restrictions and requirements to operate in the market will require significant capital and personnel expenditures.  We intend to look for appropriate joint venture partners to assist in this market.

Fish Processing – We believe that our EW Fluids are an excellent sanitizer in seafood processing houses as earlier studies conducted on fish in the Cook Islands proved effective.  We intend to further research this area at an undetermined future date.

Grocery Store Produce and Meat Departments - We are currently installed in four Whole Foods Market (WFM) stores in the South Region. These stores are using the Empowered Water™ in three areas of the store: floral, fresh cut produce and leafy vegetable rinse area.   Empowered Water™ may also be used by grocery store meat departments as a cleaning agent and disinfectant on cutting surfaces where multiple products, such as beef, poultry and seafood are cut and packaged, and where cross contamination commonly occurs.  Using our electrolyzed fluids, a store’s processing machinery and floor surfaces can be cleaned and sanitized without the use of toxic chemicals.  We are currently attempting to transition these installations into longer term service contracts.

Markets and Distribution

We presently market our existing products in our identified market channels (dairy production and processing, meat and poultry processing, food and beverage processing clean in place (“CIP”), environmental remediation and agricultural grow-out).  Future plans include enhancing our current products, and introducing new products and features to meet changing customer requirements and evolving industry standards, as opportunities arise and are fiscally reasonable.  Our present products are based on the use of EW Technology, to kill bacteria, viruses and fungus and to clean the living environment without the use of harsh chemicals.  Our agricultural products manage pathogens, stimulate plant growth and animal productivity.

Our products meet the growing demand for safe foods and environmentally friendly, non-toxic disinfectants and cleaning fluids. Consumers are becoming more aware of the detrimental effects of toxic products, chemicals, and biocides (as evidenced by the preponderance of anti-microbial agents). There are numerous companies attempting to enter the EW market with their own versions of electrolysis or plasma generators that create similar fluids as Empowered Water™. EAU has focused much of its time and energy in developing high volume systems that meet the needs of a commercial marketplace. As a result, we have an opportunity to penetrate and lease our systems in these markets because our equipment is better suited for larger applications.

Our agricultural products also provide an organic alternative at a reasonable price. Our solutions provide an ecologically safe alternative to toxic cleaning chemicals and pesticides. We have identified a large number of potential markets for our products within specific industry channels, but will focus initially on developing and marketing in the dairy production and processing, meat and poultry processing, clean in place (CIP) applications initially in liquid food and beverage processing, environmental remediation and agricultural grow-out industries.

The safe food, sanitizing, disinfecting, agricultural and cleaning industries are currently using products and methodologies that have increasingly expensive environmental and social consequences as compared to our Fluids.  We believe that our products provide an attractive alternative to the chemicals and other toxic substances and technologies currently being used.

Manufacturing and Sources of Supply

We manufacture and assemble contractually manufactured specialized parts in our Kennesaw, Georgia facility.  We utilize contract labor both internally as well as externally for certain aspects of the manufacturing and assembly process until demand for our technology increases to a level necessary for further investment.  Eventually we expect to outsource to third parties the majority of manufacturing and assembly of electrolyzed water generator components that comprise our EW Technology.  In the future, outsourcing more of the Empowered Generator manufacture and assembly will enable us to benefit from the manufacturing capabilities of those who can accommodate significant increases in production volume as necessary.  We have been in discussions with a major international food technology equipment manufacturer to assist us in rolling out our technology. However, as of the date of this Report, we do not have any definitive agreements in place.

Production and Distribution

As of the date of this Report, the Company maintained an inventory of several EW generators sufficient to meet demand.  We have established relationships with independent manufacturing facilities to assure that we are able to meet any dramatic increase in demand for our products. Using components supplied by reliable third parties, we believe that our generator technology is not exposed to any problems related to using a single source supplier.  EAU markets the high volume equipment developed primarily for installation on dairies and in poultry, beef and produce processing facilities and in other high use areas.

Our current product line consists of several different commercial generators varying in volume capacity and active ingredient concentrations. The volume and concentration levels vary widely by industry and application.  Commercial generators have an expected lifespan of approximately five to seven years.  This may lead to recurring sales, creating additional and ongoing revenues.

We assemble and distribute our Empowered Water™ generators from our company facility plant in Kennesaw, Georgia.  However, in the future, as generator sales volume increases and our electrolyzed fluid product lines are launched, we intend to partner with industry leaders with established distribution channels to assist with the marketing of our products.

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

We believe our products are unique because of their volume capabilities, effectiveness and price, and because they are environmentally safe and non-toxic at the levels we employ.  There have been many companies in the EW marketplace for many years. Application and volume constraints have contributed to slow growth in the market. We believe that we have more usable application knowledge with the technology on a commercial scale as compared to most competitors using other EW technologies. We believe that we will be able to capture a portion of the market for environmentally safe and non-toxic cleaning products and for our Agricultural Products, although there can be no guarantee that we will be successful in these plans.

Governmental Regulation

Because many of our products are sanitizing products and have applications related to the food industry, existing governmental regulation have a large potential effect on our new products.  We frequently will be required to obtain approval or favorable designations from governmental agencies, such as the FDA, USDA, FSIS, EPA, NOP, and others, in order to bring new products to market.  We believe that our current applications for electrolyzed water products are subject to specific sections in the United States Code of Federal Regulations, which contain regulations created by the aforementioned government agencies.  In addition, commercial laboratories such as National American Medical Science Association (NAMSA) have performed several toxicity tests. At the concentrations analyzed, the electrolyzed water solutions show no toxicity.  Further approvals will be required when we advance our products into the medical and certain health care industries.  These approvals can be costly and time consuming.  We intend to approach each sector based on market demand and capital availability.

The active ingredient in our Primacide A and C fluid is electrolytically generated hypochlorous acid.  This, in addition to the oxidation-reduction potential of positive 1,150 millivolts plus, and a low pH makes Primacide A and C effective disinfectants.   We have established that our particular method of creating hypochlorous acid at the level we employ through the electrolysis process is safe for indirect food contact and food contact surfaces based on scientific data, trials and commercial installations.

The active ingredient in our Primacide B is electrolytically generated sodium hydroxide.  This, in addition to the negative oxidative-reduction potential of approximately -400 and a high pH, makes Primacide B a very effective emulsifier or cleaner.  We have established that our particular method of creating sodium hydroxide through electrolysis is GRAS (generally regarded as safe) for most surfaces.

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

We have filed several provisional utility patent applications with the U.S. Patent and Trademark Office. Three patents have been issued (for carpet cleaning, egg sanitization and mold remediation) while others are in pending or application status.  We have entered into an exclusive license for certain stabilized acid water (Primacide C) technology developed by the University of Georgia.  Two other patent applications that have been filed by us involve stabilizing our Primacide C product and a process application for poultry processing.

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

Research and Development

The goal of our research and development activities is to further the introduction of environmentally safe products for our customers that address the limitations and dangers caused by chemical sanitizers.  Our efforts are focused on researching and testing the cleaning and sanitizing characteristics of electrolyzed water with varying electrical charges and pH levels.  Our research focuses on the ability and range of efficacy of our electrolyzed water to kill specific microorganisms.  We are attempting to develop new technologies, applications and products that will:

•	generate electrolyzed water that has a longer shelf life;
•	show value add propositions through commercial installations;
•	sanitize agricultural products;
•	enhance current products for further use in carpet cleaning;
•	sanitize and disinfect hard and soft surfaces;
•	find more efficient ways to apply our effective solutions;
•	provide a superior drinking and commercial-use water product.

Our research and development expenditures totaled $228,031 for the year ended December 31, 2008, and $140,944 in 2007.

Employees

As of December 31, 2008 we had 10 full-time employees and 3 consultants.  As our business grows, we anticipate that we will need to employ additional project managers, field technicians, salaried clerical staff and sales personnel.  We believe that our relationships with our employees are good.

ITEM 1A.  RISK FACTORS

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

We have received a report from our independent auditors on our financial statements for fiscal years ended December 31, 2008 and 2007. The footnotes to our financial statements list factors, including recurring losses since incorporation, which raise some doubt about our ability to continue as a going concern.

We will need substantial additional funds that we may not be able to acquire.

We currently do not have sufficient funds to operate our business for more than a few months without additional funding, although we have a funding commitment in place which would allow us to continue our operations for up to 5 months. We expect to receive enough funding from this commitment to support our operations over the next several months.  However, we may not receive all the funding that has been committed.  We may not have enough funding for operations to fund our business until it is developed enough to bring the business plan to maturity.  Our cash requirements may vary materially from those now planned as a result of marketing efforts, relationships with suppliers, changes in the direction of our business strategy, and/or competitive and technical advances for electrolyzed water as a sanitizer. We may not be able to continue to improve or develop successful electrolyzed water products. In addition, it may be more costly than we have anticipated developing new products. We may incur costs that are necessary to comply with governmental requirements. For example, we may be required to obtain approval from the U.S. Food and Drug Administration for our current or planned products. We may require substantial additional funding for our operating expenses and for marketing and sales programs. We may not be able to obtain adequate funds for these purposes when we need them or on acceptable terms.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting in our annual report on Form 10-K. That report must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified.

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

The Sarbanes-Oxley Act of 2002 (the Act) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements is the requirement under Section 404 of the Act for management to annually assess and report on the effectiveness of our internal control over financial reporting and for our registered public accountant to attest to this report. The SEC has modified the effective date and adoption requirements of Section 404 implementation for non-accelerated filers, such as us, such that we are first required to issue our management report on internal control over financial reporting in our annual report on Form 10-K for the fiscal year ending December 31, 2007. We have dedicated significant time and resources during fiscal years 2007 and 2008 and expect to dedicate more time and resources during fiscal 2009 to ensure compliance. The costs to comply with these requirements will likely be significant and adversely affect our operating results. In addition, there can be no assurance that we will be successful in our efforts to comply with Section 404. If we fail to comply with Section 404, we could incur penalties and additional expenditures to meet the requirements, which could affect the ability of our auditors to issue an unqualified report, which is currently required to be submitted by December 31, 2009. If the auditors are unable to issue an unqualified report, this, in turn, may further adversely affect our business and operating results.

We may incur additional costs to address federal and state tax compliance issues.

Management has determined that the Company owes taxes with respect to certain stock options and warrants granted for services provided to the Company.  This tax liability arose because the Company failed to satisfy withholding tax obligations when options were exercised and to timely amend certain options to comply with the applicable requirements of Section 409A of the Code during fiscal year 2005 and the first six months of 2006.  Management has reviewed all options and warrants with professional tax advisors to determine the proper treatment.  However, based on the present estimate of this tax liability, the Company has accrued a liability in its financial statements of $82,000 for these taxes.  The Company’s estimate assumes that a significant discount may be utilized in determining the fair market value of the Company’s stock for purposes of calculating the applicable employment taxes owed by the Company based on factors such as lack of marketability or restrictions on trading.  If this position were challenged successfully by the Internal Revenue Service, the Company’s actual tax liability may be greater.  The Company has estimated its maximum potential tax liability attributable to the options to be approximately $184,000.

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

We have issued shares of "restricted" common stock in consideration for proprietary rights, business plans, organizational services and expenses and cash in private placements. Many of the shares are held by persons who are officers, directors and/or control persons of the Company and who hold such shares as "restricted securities", as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended. These securities held by officers, directors and/or control persons may be sold in compliance with Rule 144 which provides, in essence, that officers and directors and others holding restricted securities may each sell, in brokerage transactions, an amount equal to 1% of the company's total outstanding common stock every three months. In addition, Rule 144 provides that shares must not be sold until they have been held for a period of at least one year from the date they were fully paid for. The possible sale of these restricted securities under Rule 144 may, in the future, have a depressive effect on the price of the company's Common Stock in any public market which may develop, assuming there is such a market, of which there can be no assurance.  Furthermore, persons holding restricted securities for one year who are not "affiliates" of the company, as that term is defined in Rule 144, may sell their securities pursuant to Rule 144 without any restrictions and/or limitations on the number of shares sold.

ITEM 2.  PROPERTY

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

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held at the Marriott SpringHill Suites, located at 3399 Town Point Drive, Kennesaw, Georgia 30144, on Friday, December 12, 2008 at 8:00 a.m. for the following purposes:

1.	To elect seven directors to serve for one-year terms expiring at the annual meeting in 2009 and until their successors are elected and qualified.

2.	To ratify the appointment of HJ & Associates, LLC as independent auditors for the fiscal year ending December 31, 2008.

The results of the voting were as follows:

PROPOSAL	FOR	WITHHELD

01 - DIRECTORS

WADE R BRADLEY	13,693,153	31,565
KARL HELLMAN	13,692,553	35,165
THEODORE C JACOBY JR	13,699,767	24,951
J LEO MONTGOMERY	13,693,153	31,565
JAY S POTTER	13,691,153	33,565
PETER F ULLRICH	13,693,153	31,565
WILLIAM J WARWICK	13,699,767	24,951

	FOR	AGAINST	ABSTAIN

02 - RATIFY AUDITORS	13,626,293	37,916	60,509

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

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

In November 2008, Theodore Jacoby, a director of the Company, purchased 100,000 shares of common stock of the Company for $100,000 at a price of $1.00 per share.

In October 2008, the Board of Directors approved a transaction with Water Science, LLC, (“WS”) a related party, pursuant to (1) a Stock Purchase Agreement (the “Purchase Agreement”) and (2) a Second Amended and Restated Senior Secured Convertible Promissory Note (the “Second Amended Convertible Note”). The Purchase Agreement provides for the purchase of 2.5 million shares of common stock of the Company at a price of $1.00 per share and the amendment of the original Amended and Restated Senior Secured Convertible Promissory Note dated as of May 8, 2008, to change the conversion rate from $3.00 per share to $1.00 per share, as reflected in the Second Amended Convertible Note. The purchase of the common stock will occur in six monthly installments of $350,000 beginning October 14, 2008 plus a final installment of $400,000 on April 15, 2009. On March 27, 2009, the Company and Water Science amended the payment schedule of the Stock Purchase Agreement.  The purchase of the common stock will occur in four monthly installments of $250,000 on April 15, 2009, $250,000 on May 15, $250,000 on June 15 and a final installment of $200,000 on July 15, 2009.  If WS defaults on its obligation to purchase the stock under the Purchase Agreement, then the conversion price reverts back to $3.00 per share.  The Second Amended Convertible Note includes an interest rate of 3% and a maturity date of March 16, 2009. In March 2009, the Company and WS amended the Second Amended Convertible Note to extend the maturity date to September 16, 2009 and increase the interest rate to 10%.  WS is controlled by Peter Ullrich, a member of the Board of Directors of the Company.

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

In May 2007, the Company issued 100,000 shares of common stock to an individual who exercised 100,000 warrants for $50,000 or $0.50 per share.

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

In October 2006, the Company entered into a stock purchase agreement with Peter F. Ullrich, a shareholder of the Company, whereby Mr. Ullrich agreed to purchase a total of 2,307,692 newly issued shares of $0.0001 par value common stock of the Company for a purchase price of $1.30 per share in a private transaction, for total consideration of $3,000,000.  Under the terms of the agreement, Mr. Ullrich purchased 1,153,846 shares on October 25, 2006 and the remaining 1,153,846 shares on January 2, 2007.

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

	EAU Technologies, Inc. Common Stock
	High	Low
Year Ended December 31, 2008
Quarter Ended March 31, 2008	$1.40	$0.92
Quarter Ended June 30, 2008	1.10	0.80
Quarter Ended September 30, 2008	1.15	0.80
Quarter Ended December 31, 2008	0.80	0.25

	EAU Technologies, Inc. Common Stock
	High	Low
Year Ended December 31, 2007
Quarter Ended March 31, 2007	$1.09	$0.86
Quarter Ended June 30, 2007	2.25	1.00
Quarter Ended September 30, 2007	1.25	0.80
Quarter Ended December 31, 2007	1.55	0.56

As the foregoing are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

As of December 31, 2008, the Company had approximately 432 record holders of common stock.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EAU TECHNOLOGIES, INC., previously known as Electric Aquagenics Unlimited, Inc. (referred to herein sometimes as “EAU,”  “we,” “us,” or the “Company”), is in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create non-toxic cleaning and disinfecting fluids. These fluids have various commercial applications and may be used in commercial food processing organic or conventional agricultural products that clean, disinfect, remediate, hydrate and moisturize. The processes for which these fluids may be used are referred to in this Report as the “EW Technology.”  For example, we believe that our food and agricultural treatment products potentially may be used to systemically treat all facets and phases of the food chain, from soil to animal feed to meat processing.  Our products would accomplish this by eliminating dangerous and unhealthy pathogens from the food chain with organically based and highly effective solutions.  We make the claim that our products are “non-toxic” and safe to human, animals and the environment at the levels employed.  We can do this because at the levels we employ our technology, our studies both internal as well as through third parties show no toxicity.  We are conducting further studies so we can make more specific claims in the future.  Our fluids and products also do not contain or leave harmful residues often associated with chemical-based supplements and disinfecting and cleaning agents. The electrolyzed water fluids created by the EW Technology (referred to herein sometimes as the “EW Fluids” or “Empowered WaterTM”) generated by our patented and patent pending specialized equipment currently replace many of the traditional products used in commercial, industrial and residential disinfecting and cleaning.

Our focus is on our three core competencies which are, producing high volumes of electrolyzed water, controlling the properties of the water and using our application knowledge.  Because of our ability to produce high volumes of water and control the water properties, our target market is in commercial applications where we believe we can add value by generating measurable productivity and efficiency gains.  We will continue to use a disciplined stage gate development process that drives ideas to commercial test installations that turn into revenues.  Once we have developed an application we will attempt to find a strategic partner that would be able to assist us with a large scale commercial roll-out of the technology.  Our goal is to generate streams of revenues through pricing contracts that let us participate in the on-going added value.

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

We have obtained patent protection on three separate uses of electrolyzed fluids (cleaning and disinfecting eggs, carpet cleaning and mold remediation).  Those facets are how the fluids are used and how they are stabilized for use in different applications. Additionally, we have a patent pending on the electrolysis equipment and several provisional patent pending applications filed to protect new processes and products, as described herein.

Our operations are currently funded by a combination of revenues and capital funding.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  Note 1 of the notes to consolidated financial statements in Part II, Item 7 of this Form 10-K, describes the significant accounting policies and methods used in preparation of our consolidated financial statements.  We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates.  We believe the following to be our critical accounting estimates because they are both important to the portrayal of our financial condition and results and they require us to make judgments and estimates about matters that are inherently uncertain.

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

Management has determined that certain stock options and warrants granted for services may not have been properly treated for income tax withholding purposes.  Management is reviewing all granted options and warrants with professional tax accountants to determine the proper treatment.  In addition, in the past the Company has classified several consultants and officers as independent contractors for federal and state tax purposes.  This classification could be challenged by the applicable taxing authorities for some or all of these individuals.  Management believes that it is reasonably estimatable and probable that the amount of liability to the Company will be approximately $255,000.  The Company has estimated the potential tax liability as a range between $129,000 and $574,000.

Our operations are currently funded by a combination of capital funding and revenues.

Financial Position and Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Financial Position

The Company had $494,612 in cash as of December 31, 2008, compared to $1,413,744 at December 31, 2007.  Our working capital as of December 31, 2008 was a negative $695,317 compared to a positive $114,443 at December 31, 2007. The primary reason for the change in our working capital for the year ended December 31, 2008, was due to the increased net value of the senior convertible note and our reduced cash position.  The Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at December 31, 2008.  We expect this will be reduced as the Company delivers machines on order to Water Science, a related party.  Water Science, who has exclusive rights to sell our products in South America and Mexico, is also an affiliate of the Company, by agreement may purchase machinery from us at cost plus 25 percent.  Long term debt decreased to $39,150 at December 31, 2008 from $59,045 at December 31, 2007.  At December 31, 2008, our stockholders’ deficit was $9,113,120.

Summary of select balance sheet information follows:

	December 31, 2008	December 31, 2007

Balance Sheet Data:

Cash and Cash Equivalents	$494,612	$1,413,744

Total Current Assets	4,080,824	4,677,688

Total Assets	4,665,778	5,347,458

Total Current Liabilities	4,776,141	4,563,245

Long Term Debt	39,150	59,045

Total liabilities and stockholders’ equity	$4,665,778	$5,347,458

Results Of Operations For The Year Ended December 31, 2008 As Compared To The Year Ended December 31, 2007

Revenues and Net Income - Net revenues for the year ended December 31, 2008, decreased by $441,490, or 50%, to $437,109, of which $226,188 are revenues from a related party, compared to revenues of $878,599 for the year ended December 31, 2007. The majority of the revenues are from licensing and maintenance fees related to our prior sales of our EW water machines.  We also recognized $200,000 in licensing revenues related to the exclusive license granted to Water Science.

Our cost of sales decreased by $434,945, to $84,806, for the year ended December 31, 2008. This is an 84% decrease over the $519,751 cost of sales during the year ended December 31, 2007. This decrease is attributable to the decrease in product sales of our EW water machines.

Our net loss for the year ended December 31, 2008, was $6,727,214, which is $4,164,123 less than the $10,891,337 net loss for the fiscal year ended December 31, 2007. This decrease of 38% in the net loss is primarily attributable to the Company’s continued efforts to focus on our core segments and continued cost saving measures.  In October 2008, the Company, as part of a financing agreement with a related party, reduced the conversion rate of the Company’s convertible note from $3.00 per share to $1.00 per share.  The reduction, as well as adjusting the fair market value of the liability, resulted in a loss on derivative liability of $1,863,866 in 2008 as compared with a loss on the adjustment to fair value of the derivative liability of $2,118,761 in 2007.

General and Administrative Expense – The Company incurred total general and administrative expenses of $4,193,761, a 51% decrease over the $8,260,609 incurred in 2007. The majority of the change is due to certain warrants that were issued in 2007 as part of ongoing financing agreements.  General and administrative expenses for 2008 consist primarily of payroll expense ($1,304,264), expenses related to stock options and warrants ($837,167), professional fees ($660,015), insurance expense ($299,461), and travel related expenses ($168,181).

During the year ended December 31, 2008, we expended $660,015 in professional fees, which include legal and consulting fees. This was a decrease of $306,973 or 32%, from the $966,988 spent in 2007. This decrease is primarily due to the Company’s efforts to reduce costs and better utilize its own resources.

Our interest expense decreased from $1,122,930 in 2007 to $742,625 in 2008.  The majority of the interest expense is related to a $3,000,000 loan to us from Water Sciences. This loan has a full discount of $3,000,000 which is being amortized to interest expense over the life of the loan. See Note 9 to our audited financial statements. This required accounting treatment resulted in our recognizing $631,579 and $1,000,000 in interest expense for the years ended December 31, 2008 and 2007, respectively.

Research and Development - Our research and development expenses for the year ended December 31, 2008, were $228,031, an increase of $87,087, or 62%, as compared to $140,944 for the year ended December 31, 2007.

Summary of select income statement information follows:

	Year Ended
	December 31,
	2008	2007	Better (Worse)	Percent Change
Revenue, net	$437,109	$878,599	$(441,490)	50%
Gross profit	352,303	358,848	(6,545)	2%
Net loss	6,727,214	10,891,337	4,164,123	38%
Loss per share	0.41	0.79	0.38	48%

Liquidity And Capital Resources

We currently do not have sufficient funds to operate our business for more than a few months without additional funding, although we have limited funding commitment in place which would allow us to continue our operations for up to 5 months. We expect to receive enough funding from this commitment to support our operations over the next several months.  However, we may not receive all the funding that has been committed.  We may not have enough funding for operations to fund our business until it is developed enough to bring the business plan to maturity.  Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues.  Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months.  Our senior convertible note payable with Water Science, which was extended in March 2009, will become due in September 2009, which will require cash of $3,000,000, plus interest, in order to satisfy the debt, if the note is not converted into common stock.  We anticipate that we may need an additional $2,000,000 or more in future funding to execute our business plan over the next twelve months. Moreover, if we able to expand our sale of EW machines as anticipated, we may need significant additional working capital to fund that expansion.  We do not have arrangements in place to provide us with this funding or any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.

At December 31, 2008, we had cash and cash equivalents of $494,612, compared to $1,413,744 at December 31, 2007.  We have had continuing net losses of $6,727,214 for the year ended December 31, 2008 compared with net losses of $10,891,337 for the year ended December 31, 2007.  The net loss per share for the year ended 2008 was $0.41 compared to a loss of $0.79 per share for the same period in 2007.  Our working capital as of December 31, 2008 was a negative $695,317 for reasons discussed above under financial position.

Net cash used in operating activities for the year ended December 31, 2008 was $3,728,474, a 21% decrease, compared to $4,715,198 for the same period in 2007.  The primary uses of cash were purchases of inventory of $318,309 and an increase in pre-paid expenses of  $21,868.  The other significant changes to the cash flow from operating activities were the increase in the derivative liability of $1,863,866, the recognition of deferred revenue of $200,000 and an increase in accounts payable of $86,023

At December 31, 2008, the Company’s net inventory was $3,014,503, representing an increase of 7% from the $2,814,533 on hand at December 31, 2007.  The Company is in multiple tests of our equipment and has included the machines in inventory until they are sold and enter into revenues.  We expect a large portion of the inventory to be removed from inventory and be included in property and equipment during 2009 pursuant to lease agreements.

The operating outflow of cash was reduced by the Company issuing warrants and stock options in lieu of cash during the quarter of $837,167.  The Company adopted SFAS 123(R), effective January 1, 2006, and now expenses stock options given to employees.  The Company recognized a non-cash increase from the discounting of the Company’s note payable to Water Science, LLC of $631,579.  (See Note 9 to the Company’s financial statements.)  Further, the Company recognized a non-cash increase in the derivative liability of $1,863,866, due to changes in the Black-Scholes value of the liability.

Net cash used in investing activities during the period ended December 31, 2008 was $26,003 as compared to $1,891,164 provided for in the same period in 2007.  During 2007, the cash flows consisted primarily of net cash receipts of $2,150,000 from the sale of our consumer products division and the issuance of a Note Receivable for $150,000.  During 2008 the primary cash flows from investing activities consisted primarily of $26,003 related to intellectual property disbursements.

Cash flows from financing activities provided the Company $2,835,345 and $4,031,684 for the years ended December 31, 2008 and 2007, respectively.  This is primarily a result of the Company’s continued sales of its common stock to fund operations.  During the years ended 2008 and 2007, the Company raised $2,851,500 and $4,050,000 from the sale of stock, respectively.  This amount was offset by payments made on notes payable in the amount of $16,155 and $18,316 in 2008 and 2007, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the independent auditors' report are attached to this Report and are incorporated into this Item 7 by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants, HJ & Associates, LLC, or disagreements with them on matters of accounting or financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control – Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance based on those criteria.

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

ITEM 9B. OTHER INFORMATION

On March 24, 2009, EAU Technologies, Inc. (the “Company”) entered into the First Amendment to Second Amended and Restated Senior Secured Convertible Promissory Note (the “Promissory Note”) with Water Science, LLC (“WS”).  The amendment extends the maturity date of the Promissory Note from March 16, 2009 to September 16, 2009, increases the annual simple interest rate payable under the Promissory Note from 3% to 10% and eliminates the 8% interest rate that would be payable upon default.  In all other material respects, the Promissory Note, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 17, 2008 and incorporated herein by reference, remains unchanged.

On March 27, 2009, the Company and Water Science amended the payment schedule of the Stock Purchase Agreement, entered into in October 2008.  On March 25, 2009 the Company received a partial payment of $150,000 of the balance owed of $700,000 as of that date.  On March 27, 2009, the Company and Water Science amended the payment schedule of the Stock Purchase Agreement.  The purchase of the common stock will occur in four monthly installments of $250,000 on April 15, 2009, $250,000 on May 15, $250,000 on June 15 and a final installment of $200,000 on July 15, 2009.  In all other material respects, the Stock Purchase Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2008 and incorporated herein by reference, remains unchanged.

WS is a shareholder of the Company and is controlled by Peter Ullrich, a member of the Board of Directors of the Company.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

           The following table sets forth the names, age, and position of each of our directors and executive officers.

Name and Address	Age	Position and Office Held

Wade R. Bradley 1890 Cobb International Blvd. Kennesaw, GA 30152	48	Chief Executive Officer; Director

Brian D. Heinhold 1890 Cobb International Blvd. Kennesaw, GA 30152	36	Chief Financial Officer

Doug Kindred 1890 Cobb International Blvd. Kennesaw, GA 30152	53	Chief Technology Officer

Joseph A. Stapley 1890 Cobb International Blvd. Kennesaw, GA 30152	40	Senior Vice President of Investor Relations and Business Development

Jay S. Potter 10509 Vista Sorrento Pkwy. #300 San Diego, CA 92121	44	Director

William J. Warwick 1063 Ocean Ridge Drive Wilmington, North Carolina 28405	74	Director

Peter Ullrich 1800 NW 89th Place Miami, FL 33172	66	Director

Theodore C. Jacoby, Jr. 1716 Hidden Creek Ct. St. Louis, MO 63131	68	Director

J. Leo Montgomery 1890 Cobb International Blvd. Kennesaw, GA 30152	68	Non-executive Chairman of the Board; Director

Karl G. Hellman 1776 Chadds Lake Drive Marietta, GA 30068	62	Director

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

Committees

The Board of Directors maintains standing Audit and Compensation Committees.

Audit Committee. The Audit Committee, which consists of Theodore C. Jacoby, Jr., J. Leo Montgomery, Jay S. Potter and William J. Warwick, serves as an independent and objective party to, among other things, review the Company’s financial statements and annual report, review and appraise the audit efforts of the Company’s auditors and pre-approve permissible services to be performed for the Company by its auditors, and is responsible for the appointment, compensation and oversight of the work of the independent public accountants which audit the Company’s financial statements. The primary function of the Audit Committee involves oversight functions to support the quality and integrity of the Company’s accounting and financial reporting processes generally. It should be noted, however, that the members of the Committee are not necessarily experts in the fields of auditing and accounting and do not provide special assurances on such matters. The Audit Committee met six times during 2008. The Board of Directors has determined that J. Leo Montgomery is an “audit committee financial expert” as that term is defined by applicable rules of the Securities and Exchange Commission. The report of the Audit Committee appears below in this Proxy Statement. A copy of the Audit Committee’s charter is included on the Company’s website at www.eau-x.com.

Compensation Committee. The Compensation Committee, consisting of Karl Hellman, Theodore C. Jacoby, Jr. and William J. Warwick, sets the compensation of executive officers and administers the Company’s incentive plans, including the Company’s stock option plans. The Compensation Committee met twice during 2008. The Compensation Committee has adopted a written charter, a copy of which is available on the Company’s website at www.eau-x.com. As set forth in the Compensation Committee charter, the Committee:

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

Meetings and Attendance. The Board of Directors held 5 meetings during 2008. Each incumbent director attended at least 75 percent of the aggregate of the meetings of the Board of Directors and of the committees of which he was a member. The Company strongly encourages each Board member to attend the Company’s annual meeting of stockholders.

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

Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2008 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were completed.

ITEM 11.  EXECUTIVE COMPENSATION

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wade R. Bradley Chief Executive Officer	2008 2007	240,000 240,000	0.00 0.00	0.00 0.00	129,896 332,533	0.00 0.00	0.00 0.00	6,000 (1) 5,750 (1)	375,896 578,283
Doug Kindred Chief Technology Officer	2008 2007	176,985 125,936	0.00 0.00	0.00 0.00	218,367 33,892	0.00 0.00	0.00 0.00	6,000 (1) 6,330 (1)	401,352 166,158
Joe Stapley Senior Vice President, Investor Relations	2008 2007	136,000 120,000	0.00 0.00	0.00 0.00	90,429 6,496	0.00 0.00	0.00 0.00	0.00 0.00	226,429 126,496

(1)	Other compensation consists of car allowances.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding stock options and restricted stock held by the Company's Named Executive Officers at December 31, 2008.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Wade R. Bradley, Chief Executive Officer	300,000	200,000	1.30	11/6/2016
Doug Kindred, Chief Technology Officer	20,000 25,000 132,500	397,500	3.50 2.45 1.30	5/27/2015 6/1/2015 11/8/2017
Joseph Stapley, Senior Vice President, Investor Relations	25,000 25,000 39,808	119,422	3.50 2.45 1.30	5/27/2015 6/1/2015 12/6/2017

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

Employment Agreements

As of December 31, 2008, 2 executives had current employment agreements.

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

4. Inducement Stock Option Grant. Mr. Kindred is entitled to receive stock options to purchase 530,000 shares of the Company’s common stock. The options will not constitute incentive stock options under Section 422 of the Internal Revenue Code of 1986.  The options shall vest in installments in accordance with the schedule below:

•	132,500 shares shall vest on November 8, 2008

•	132,500 shares shall vest on November 8, 2009

•	132,500 shares shall vest on November 8, 2010

•	132,500 shares shall vest on November 8, 2011

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

9. Severance. Mr. Kindred will be entitled to certain severance payments and other rights if his employment is terminated: (i) by the Company without “Cause,” as that term is defined in his agreement, or (ii) by Mr. Kindred for “Good Reason,” as that term is defined in his agreement. In each such instance, Mr. Kindred’s severance benefits will be as follows:

•	Salary. Any unpaid base salary through the date of termination.

•	Vacation. Any earned but unused vacation time.

•	Severance Payment. He will be entitled to an amount equal to twelve months of base salary payable over the 12-month period immediately following termination.

•
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

4. Inducement Stock Option Grant. Mr. Bradley is entitled to receive stock options to purchase 500,000 shares of the Company’s common stock, which will represent approximately 2.17% of the Company’s fully diluted capital stock. The options will not constitute incentive stock options under Section 422 of the Internal Revenue Code of 1986.  The options shall vest in installments in accordance with the schedule below:

•	100,000 shares shall vest on February 6, 2007

•	100,000 shares shall vest on November 6, 2007

•	100,000 shares shall vest on November 6, 2008

•	100,000 shares shall vest on November 6, 2009

•	100,000 shares shall vest on November 6, 2010

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

9. Severance. Mr. Bradley will be entitled to certain severance payments and other rights if his employment is terminated: (i) by the Company without “Cause,” as that term is defined in his agreement, (ii) by Mr. Bradley for “Good Reason,” as that term is defined in his agreement, or (iii) non-renewal other than for “Cause.” In each such instance, Mr. Bradley’s severance benefits will be as follows:

•	Salary. Any unpaid base salary through the date of termination.

•	Vacation. Any earned but unused vacation time.

•	Severance Payment. He will be entitled to an amount equal to twelve months of base salary payable over the 12-month period immediately following termination.

•
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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information about the beneficial ownership of our common stock as of March 26, 2009 by:

•	each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. The percentage of beneficial ownership is based on 18,785,918 shares of common stock outstanding as of March 26, 2009.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Peter F. Ullrich (1) 1800 NW 89th Place Miami, FL 33172	18,035,769	67.3%

Water Science, LLC. (1) 1800 NW 89th Place Miami, FL 33172	14,550,000	54.2%

Wade R. Bradley (2) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	300,000	1.6%

Joseph A. Stapley (3) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	188,058	1.0%

Doug Kindred (4) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	305,750	1.6%

William J. Warwick 1063 Ocean Ridge Drive Wilmington, North Carolina 28405	173,077	1.0%

Jay S. Potter (5) 10509 Vista Sorrento Pkwy. #300 San Diego, CA 92121	512,982	2.7%

Theodore C. Jacoby, Jr. 1716 Hidden Creek Ct. St. Louis, MO 63131	173,077	*

Karl Hellman 555 Northpoint Center East, 4th Floor Alpharetta, GA 30022	23,077	*

J. Leo Montgomery (6) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	567,377	3.0%

All current directors and executive officers as a group (11 persons)	20,299,017	71.8%

*Less than 1%
(1)
Mr. Ullrich is the managing member of Water Science, LLC.  Mr. Ullrich beneficially owns 3,485,769 shares and indirectly through Water Science beneficially owns 6,380,770 shares, warrants to purchase 5,169,230 shares at an exercise price of $1.30 per share and a convertible note currently convertible into 3,000,000 shares.  The warrants and convertible note are held by Water Science, LLC.

(2)
Mr. Bradley holds options to purchase a total of 500,000 shares at an exercise price of $1.30 per share; 300,000 shares are currently exercisable or exercisable within 60 days of the date of this report.

(3)
Mr. Stapley beneficially owns 98,250 shares and holds options to purchase a total of 25,000 shares at an exercise price of $3.50 per share, options to purchase 25,000 shares at an exercise price of $2.45 per share and options to purchase 159,230 shares at an exercise price of $1.30.  Options to purchase 25,000 shares with an exercise price of $3.50, 25,000 shares with an exercise price of $2.45 and 39,808 shares with an exercise price of $1.30 are currently exercisable or exercisable within 60 days of the date of this report.

(4)
Mr. Kindred beneficially owns 128,250 shares and holds options to purchase a total of 575,000 shares at exercise prices between $1.30 and $3.50 per share.  Options to purchase 20,000 shares with an exercise price of $3.50, 25,000 shares with an exercise price of $2.45 and 132,500 shares with an exercise price of $1.30 are currently exercisable or exercisable within 60 days of the date of this report.

(5)	Mr. Potter beneficially owns 114,816 shares. Warrants to purchase a total of 398,166 shares at exercise prices ranging from $0.01 to $5.00 per share are owned by companies controlled by Mr. Potter.
(6)	Mr. Montgomery beneficially owns 67,377 shares and beneficially holds warrants to purchase up to 500,000 shares at an exercise price of $2.76 per share held by JL Montgomery Consulting, LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2008
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	585,260	$1.69	1,769,740
Equity compensation plans not approved by security holders*	7,802,607	$1.60	N/A
Total	8,387,867	$1.60	N/A

 (*) Equity compensation plans not approved by security holders consist of individually negotiated grants of options or warrants to consultants, directors, suppliers, vendors and others who provide goods or services to the Company, and grants of warrants to investors in connection with limited offerings of the Company’s common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

           The following are certain transactions during the year ended December 31, 2008, involving our officers, directors and shareholders owning more than 10% of our outstanding stock.  We believe that the terms of these transactions are at least as favorable to us as we would expect to negotiate with unrelated third parties.

Effective February 2009, Mr. Larry Earle resigned from the Company to pursue independent consulting.  We will to continue to work with Mr. Earle in the poultry industry and benefit from his industry experience as he consults with the Company.

During the year ended December 31, 2008, the Company engaged the services of Resultrek for business consulting and planning.  Resultrek is controlled by Karl Hellman, a director of the Company.  The Company paid approximately $68,000 for various projects.

In November 2008, Theodore Jacoby, a director of the Company, purchased 100,000 shares of common stock of the Company for $100,000 at a price of $1.00 per share.

The Company has a consulting agreement with JL Montgomery Consulting, LLC, a consulting practice owned by Mr. J. Leo Montgomery, who is the non-executive Chairman of the Board. Under the agreement, in April 2006 Mr. Montgomery received a warrant to purchase 500,000 shares of common stock at $2.76 per share, to expire at the end of five years. (The agreement is described more fully in the Company’s March 31, 2006 Quarterly Report on Form 10-QSB and attached to the Form 10-QSB as exhibit 10.13. The consulting agreement and its description are incorporated herein by this reference.) In October 2007, the warrant was amended to expire in ten rather than five years. This agreement also provides for consulting fees in a monthly amount to be negotiated after the Company achieves two consecutive quarters of positive EBITDA. As the Company has not achieved this milestone, no fees have been payable to date.

           In September 2005, the Company entered into a Senior Convertible Note with Water Science, a related party, in exchange for $3,000,000. Pursuant to the debt agreement, the Note accrues interest at the rate of 3% per annum and is due, principal and interest together, on September 16, 2008.  In June 2008, Water Science agreed to extend the maturity date of the Note to March 16, 2009.  In March 2009, the Company and Water Science extended the maturity date to September 16, 2009 and increased the interest rate to 10%.  No principal or interest payments need to be paid during the loan period.  The Company accrued $90,000 in interest expense for the year ended December 31, 2008 and $90,000 in 2007.  In October 2008, as part of a new financing agreement, the Company amended the Note and changed the conversion rate from $3.00 per share to $1.00 per share.  The Note may be converted into 3,000,000 shares of the Company’s $0.0001 par value common stock prior to the maturity date, and at any time, by the holder at a price per share equal to $1.00 per share, subject to certain other conversion adjustments.  The Company granted a security interest in all of the Company’s assets as collateral for the loan.  In connection with the issuance of the Note, the Company also granted a three year warrant to purchase up to two million shares of the Company’s $0.0001 par value common stock with an exercise price of $2.76 per share.

In May 2007, the Company entered into a termination agreement related to the cancellation and reissuance of the existing warrants (“Original Warrants”) to purchase a total of 8.4 million shares of $0.0001 par value common stock of the Company, at a price of $2.76 per share, held by Water Science.  The Company granted to Water Science replacement warrants to purchase 8.4 million shares of common stock at a price of $1.30 per share, with an expiration date of May 9, 2010.  The Company had a right to require Water Science to exercise warrants for up to 3,230,769 shares.  During the year ended 2008, the Company required Water Science to exercise all of the options under the put rights.

The remaining warrants contain “round down” provisions where the exercise price is to be adjusted if the Company should issue stock for less than the original exercise price.  Due to this feature, and pursuant to SEC guidance, the Company accounts for the warrants and convertible feature as a derivative liability with changes in fair value being recorded in the income statement.  As of December 31, 2008 and December 31, 2007, the value of the derivative liability was $8,621,940 and $6,758,074, respectively.  The Company recorded a loss of $1,863,866 and $2,118,761 in the change of the derivative liability to fair market value for the period ended December 31, 2008 and 2007, respectively.

In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  The agreement allows for a pro-rated refund during the first 5 years under certain circumstances.  The agreement provides termination rights by Water Sciences and a pro rata refund of the fee.  The Company recognizes income from this agreement over the first 5 years of the agreement.  The Company recognized $200,000 in each of the years ended December 31, 2008 and 2007.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  During the year ended December 31, 2008, the Company sold one small water generator and miscellaneous spare parts to Water Science for $26,188.  During the year ended December 31, 2007, the Company sold two large water generators, three small water generators and related parts to Water Science for $517,503.  Further, the Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at December 31, 2008 and 2007.  In connection with the sales of the machines and products, the Company has recorded approximately $358,656 in accounts receivable at December 31, 2008.

Director Independence

The Board of Directors has determined in accordance with the listing standards of The NASDAQ Stock Market that each of the following directors is an independent director: Mr. Hellman, Mr. Jacoby and Mr. Warwick. To be an independent director under those listing standards, a director must have no relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and must have no relationships which are specified in the independence standards to preclude an independence determination. Mr. Bradley is not independent because he is an executive officer. Mr. Ullrich is not independent due to the level of beneficial ownership of common stock of the Company. Mr. Potter is independent under SEC Rule 10A-3, but does not satisfy the definition of independence under the NASDAQ Marketplace Rules due to the fees received from the Company in 2005 by Nexcore Capital, his affiliate. As described at “Certain Relationships and Related Transactions,” Mr. Hellman received consulting fees in the amount of $68.000. Due to the nature and amount of these fees, Mr. Hellman is not disqualified from independence under the NASDAQ listing standards. In making the foregoing determination, the Board considered all relationships between members of the Board of Directors and the Company, including the relationships described at “Certain Relationships and Related Transactions.”

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The following table shows the audit fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.  Audit fees consisted of work performed in the integrated audit of the financial statements or the review of interim financial statements and the related SEC Form 10-K and 10-Q filings, respectively.

HJ & Associates
	2008	2007
Audit Fees	$51,255	$58,900

AUDIT-RELATED FEES

HJ did not bill us for any “audit-related fees” (as defined in Regulation S-X) in connection with its audit of our financial statements for the fiscal years ended December 31, 2008.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2008 and December 31, 2007, HJ & Associates did not bill us for, nor performed, any financial information systems design or implementation.  For the fiscal years ended December 31, 2007 and December 31, 2006, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX FEES

HJ & Associates did not bill us for any professional services rendered for tax related services for the fiscal years ended December 31, 2008 or 2007. Tax fees consisted of tax compliance and reporting. Tax services provided by other firms were not included in this disclosure.

ALL OTHER FEES

We were not billed for any other professional services by HJ & Associates for the fiscal years ended December 31, 2008 and December 31, 2007.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2008 by HJ Associates, LLC is compatible with maintaining HJ Associates, LLC independence.

AUDITOR’S TIME ON TASK

All of the work expended by HJ & Associates on our December 31, 2008 audit was attributed to work performed by HJ & Associates’ full-time, permanent employees.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are incorporated by reference in Item 8 of this Report:
Independent Auditors’ Report
Balance Sheet, December 31, 2008 and 2007
Statements of Operations for years ended December 31, 2008 and 2007
Statements of Changes of Stockholder Equity for years ended December, 2008 and 2007
Statements of Cash Flow for year ended December, 2008 and 2007
Notes to Financial Statements

(a)(2) Exhibits

Exhibit No.	Identification of Exhibit
3(i).1	Articles of Incorporation (incorporated by reference from registration statement on Form SB-2 filed with the SEC on July 29, 2002)
3(i).2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference from registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 29, 2002)
3(i).3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2007)
3(ii).1	Amended and Restated Bylaws (incorporated by reference from registration statement on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007).
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

10.4	Warrant Agreement, by and between the Company and Water Science, LLC, dated May 1, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, dated May 4, 2006)

10.5	Registration Rights Agreement by and between the Company and Water Science, LLC, dated May 1, 2006 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, dated May 4, 2006)
10.6
Amended and Restated Exclusive License and Distribution Agreement, by and between the Company and Water Science, LLC, dated May 1, 2006 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, dated May 4, 2006)

10.7
Consulting Agreement by and between the Company and JL Montgomery Consulting, LLC, dated May 1, 2006 (Incorporated by reference to Exhibit 10.13 of the Company’s Form 10-QSB for the quarter ended March 31, 2006)

10.8	Form of Employment Agreement dated as of October 24, 2006 with Wade R. Bradley. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated October 30, 2006.)
10.9	Form of Option Agreement dated as of October 24, 2006 with Wade R. Bradley. (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated October 30, 2006.)
10.10	Form of Escrow Agreement dated as of October 24, 2006 with Wade R. Bradley. (Incorporated by reference to Exhibit 10.3 of the Company's Form 8-K dated October 30, 2006.)
10.11
Amended and Restated License Agreement dated as of January 10, 2007 by and between Electric Aquagenics Unlimited, Inc. and Zerorez Franchising Systems, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated November 16, 2006.)

10.12	Warrant Agreement dated as of May 9, 2007 between the Company and Peter F. Ullrich and Water Sciences LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated May 15, 2007)
10.13
Warrant and Put Agreement dated as of May 9, 2007 between the Company and Peter F. Ullrich and Water Sciences LLC (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated May 15, 2007)

10.14
Amended and Restated Registration Rights Agreement dated as of May 9, 2007 between the Company and Peter F. Ullrich and Water Sciences LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated May 15, 2007)

10.15
License agreement between University of Georgia Research Foundation, Inc. and Electric Aquagenics Unlimited, Inc. dated June 18, 2002 (Incorporated by reference to Exhibit 10.9 of the Company's Form 10-QSB for the quarter ended June 30, 2007)

10.16
Agreement for Purchase and Sale of Assets dated as of August 13, 2007 between the Company and Perfect Water & Essentials, LLC (“PWE”) (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 22, 2007)

10.17
Agreement for Purchase and Sale of Assets dated as of August 13, 2007 between the Company and Perfect Water & Essentials, LLC (“PWE”) (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 27, 2007)

10.18	EAU Technologies, Inc. 2007 Stock Incentive Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement filed with the Commission on November 5, 2007).
10.19	Form of Employment Agreement dated as of November 8, 2007 with Doug Kindred (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 8, 2007)
10.20	Form of Option Agreement dated as of November 8, 2007 with Doug Kindred (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 8, 2007)
10.21	Promissory Note dated November 15, 2007 in favor of the Company by Perfect Water & Essentials, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 15, 2007)
10.22	Form of Option Agreement dated as of December 6, 2007 with select employees (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 6, 2007)
10.23	Waiver and Consent Letter dated August 30, 2007 between the Company and Water Science, LLC. (Incorporated by reference to Exhibit 10.28 of the Company’s Form 10-KSB dated March 27, 2008)
10.24
Stock Purchase Agreement dated as of January 10, 2007 by and between Electric Aquagenics Unlimited, Inc. and Peter Ullrich. (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated November 16, 2006.)

10.25
Stock Purchase Agreement dated as of November 10, 2008 between the Company and Theodore Jacoby. (Incorporated by reference from Ex. 4 to quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2008)

10.26	Form of Restricted Stock Award Agreement for Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated February 27, 2008.)
10.27	Form of Restricted Stock Award Agreement for Employees. (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated February 27, 2008.)
10.28
First Amendment to Lease Agreement dated as of October 31, 2006 between the Company and Cobb International Associates. (Incorporated by reference to Exhibit 10.39 of the Company's Registration Statement on Form S-1 (File No. 333-144646 dated April 11, 2008.)

10.29	Security Agreement dated September 16, 2005 between the Company and Water Science LLC (Incorporated by reference to Ex. 10.3 to the Company’s Form 8-K filed on October 12, 2005).
10.30	First Amendment to Second Amended and Restated Senior Secured Convertible Promissory Note signed March 24, 2009 between the Company and Water Science LLC.
10.31	First Amendment to Stock Purchase Agreement dated March 25, 2009 between the Company and Water Science LLC.
10.32	Amendment to Employment Agreement dated as of December 17, 2008 between the Company and Wade Bradley.
10.33	Amendment to Employment Agreement dated as of December 17, 2008 between the Company and Doug Kindred
14	Code of Ethics (incorporated by reference from our Annual Report for the year ended December 31, 2004, filed with the Securities and Exchange Commission on April 15, 2005).
23.1	Consent of HJ & Associates, LLC.
31.1	Certification by Wade R. Bradley under section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brian D. Heinhold under section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Wade R. Bradley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Brian D. Heinhold pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2009

EAU Technologies, Inc.:

By:	/s/ Wade R. Bradley
Wade R. Bradley
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wade R. Bradley	Chief Executive Officer	March 30, 2009
Wade R. Bradley	(principal executive officer)

/s/ Brian D. Heinhold	Chief Financial Officer	March 30, 2009
Brian D. Heinhold	(principal accounting officer)

/s/ J. Leo Montgomery	Director	March 30, 2009
J. Leo Montgomery

/s/ Karl Hellman	Director	March 30, 2009
Karl Hellman

/s/ Theodore C. Jacoby, Jr.	Director	March 30, 2009
Theodore C. Jacoby, Jr.

/s/ Jay Potter	Director	March 30, 2009
Jay Potter

/s/ Peter F. Ullrich	Director	March 30, 2009
Peter F. Ullrich

/s/ William J. Warwick	Director	March 30, 2009
William J. Warwick

EAU TECHNOLOGIES, INC.

REPORT AND FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

EAU TECHNOLOGIES, INC.

REPORT AND FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets	F-3 – F-4

Statements of Operations	F-5 – F-6

Statements of Changes in Stockholders’ Equity (Deficit)	F-7

Statements of Cash Flows	F-8 – F-9

Notes to Financial Statements	F-10 – F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
EAU Technologies, Inc.
Kennesaw, Georgia

We have audited the accompanying balance sheets of EAU Technologies, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders equity (deficit) and cash flows for the years ended December 31, 2008 and 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EAU Technologies, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment about the effectiveness of EAU Technologies, Inc.’s internal control over financial reporting as of December 31, 2008 and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 14 to the financial statements, the Company has a working capital deficit as well as a deficit in stockholders equity.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 14.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 27, 2009

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	December 31,
	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$494,612	$1,413,744
Accounts receivable, net	8,710	61,196
Accounts receivable – related party, net	358,656	357,615
Accrued interest	1,875	-
Prepaid expense	52,468	30,600
Note Receivable, current portion	150,000	-
Inventory, net	3,014,503	2,814,533

Total current assets	4,080,824	4,677,688

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $128,516 and $220,064	246,897	206,554

OTHER ASSETS
Deposits	10,496	11,658
Restricted cash	240,000	240,000
Note receivable	-	150,000
Intellectual property	87,561	61,558

Total other assets	338,057	463,216

Total assets	$4,665,778	$5,347,458

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2008	2007
CURRENT LIABILITIES
Accounts payable	$373,206	$287,183
Accrued expenses	658,608	645,054
Warranty reserve	100,000	122,000
Advance – related party	-	500,000
Advance deposits on machine orders – related party	697,500	697,500
Current portion of long-term debt	23,581	19,841
Senior convertible note payable – related party, current portion net of discounts of $76,754 and $708,333	2,923,246	2,291,667

Total current liabilities	4,776,141	4,563,245

LONG TERM LIABILITIES
Long term debt, net of current portion	39,150	59,045
Deferred licensing revenue – related party	341,667	541,667
Derivative liability – related party	8,621,940	6,758,074

Total long term liabilities	9,002,757	7,358,786

Total Liabilities	13,778,898	11,922,031

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 18,285,918 and 15,105,650 issued and outstanding, respectively	1,829	1,511
Additional paid in capital	39,594,894	35,406,545
Accumulated deficit	(48,709,843)	(41,982,629)

Total stockholders’ equity (deficit)	(9,113,120)	(6,574,573)

Total liabilities and stockholders’ equity (deficit)	$4,665,778	$5,347,458

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2008	2007
REVENUES, NET – RELATED PARTY	$226,188	$717,503

REVENUES, NET	210,921	161,096

TOTAL REVENUES	437,109	878,599

COST OF GOODS SOLD	84,806	519,751

GROSS PROFIT	352,303	358,848

OPERATING EXPENSES
Depreciation and amortization	64,330	210,463
Research and development	228,031	140,944
General and administrative	4,193,761	8,260,609

Total operating expenses	4,486,122	8,612,016

LOSS FROM OPERATIONS	(4,133,819)	(8,253,168)

OTHER INCOME (EXPENSE)
Interest expense	(742,625)	(1,122,930)
Interest income	12,956	31,272
Sale of technology license	-	500,000
Gain (loss) on derivative liability	(1,863,866)	(2,118,761)
Gain (loss) on sale of assets	-	(1,816)
Other income (expense)	140	39,024

Total other income (expense)	(2,593,395)	(2,673,211)

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,727,214)	(10,926,379)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(6,727,214)	(10,926,379)

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS (continued)

	For the Year Ended
	December 31,
	2008	2007
DISCONTINUED OPERATIONS:

Loss from operations of discontinued operations (Net of $0 in income taxes)	-	(604,985)

Gain (Loss) on disposal of discontinued operations (Net of $0 in income taxes)	-	640,027

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	-	35,042

NET LOSS	$(6,727,214)	$(10,891,337)

GAIN (LOSS) PER SHARE

Continuing operations	(0.41)	(0.79)

Discontinued operations	0.00	0.00

Total net loss per share	$(0.41)	$(0.79)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	16,404,945	13,837,978

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance, December 31, 2006	12,313,341	$1,232	$27,151,279	$(31,091,292)	$(3,938,781)

Issuance of 1,153,846 shares for cash of $1,500,000	1,153,846	115	1,499,885	-	1,500,000

Issuance of warrants to Water Sciences, a related party (See Note 11)	-	-	3,974,885	-	3,974,885

Issuance 100,000 shares for cash of $50,000 or $0.50 per share	100,000	10	49,990	-	50,000

Issuance 1,538,463 shares for cash of $2,000,000 or $1.30 per share due to exercise of warrants by Water Sciences, a related party	1,538,463	154	1,999,846	-	2,000,000

Vesting of options for services	-	-	730,660	-	730,660

Net loss for the year ended December 31, 2007	-	-	-	(10,891,337)	(10,891,337)

Balance, December 31, 2007	15,105,650	1,511	35,406,545	(41,982,629)	(6,574,573)

Issuance of shares for cash of $1,500	150,000	15	1,485	-	1,500

Issuance of shares of restricted stock to members of the Board of Directors and certain employees	187,962	19	216,137	-	216,156

Exercise of warrants for $2,200,000, or $1.30 per share, by Water Science, a related party	1,692,306	169	2,199,831	-	2,200,000

Issuance of shares for $1,050,000, or $1.00 per share, to Water Science, a related party	1,050,000	105	1,049,895	-	1,050,000

Issuance of shares for $100,000, or $1.00 per share, to Theodore Jacoby, a director	100,000	10	99,990	-	100,000

Issuance and vesting of options and warrants for services	-	-	621,011	-	621,011

Net loss for the year ended December 31, 2008	-	-	-	(6,727,214)	(6,727,214)

Balance, December 31, 2008	18,285,918	$1,829	$39,594,894	$(48,709,843)	$(9,113,120)

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

 STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,727,214)	$(10,891,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	77,996	210,463
Bad debt expense	55,092	6,594
Common stock issued for services	216,156	-
Warrants and options granted	621,011	4,705,545
Discount of note payable	631,579	1,000,000
(Gain) Loss on disposal of discontinued operations	-	(640,024)
Loss on disposal of assets	-	1,816
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,606)	(28,096)
(Increase) decrease in accounts receivable – related party	(1,041)	(138,136)
(Increase) in pre-paid expense	(21,868)	(14,959)
(Increase) in accrued interest	(1,875)	-
Decrease (increase) in inventory	(318,309)	(325,479)
(Increase) decrease in deposits	1,162	1,658
(Increase) in restricted cash	-	(240,000)
Increase (decrease) in accounts payable	86,023	(296,020)
Increase (decrease) in accrued expenses	13,554	110,830
Increase (decrease) in warranty reserve	(22,000)	19,638
Increase in advance deposits on machine orders – related party	-	-
(Decrease) in deferred revenue	(200,000)	(200,000)
Increase (decrease) in derivative liability	1,863,866	2,118,762
Net cash used in continuing operations	(3,728,474)	(4,598,745)
Net cash used in discontinued operations	-	(116,453)
Net cash used in operating activities	(3,728,474)	(4,715,198)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	-	2,150,000
Acquisition of property and equipment	-	(84,958)
Issuance of note receivable	-	(150,000)
Intellectual property disbursements	(26,003)	(16,988)
Net cash provided in continuing operations	(26,003)	1,898,054
Net cash provided (used) in discontinued operations	-	(6,890)
Net cash provided (used) in investing activities	(26,003)	1,891,164
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(16,155)	(18,316)
Proceeds from issuance of common stock – related party	2,851,500	4,000,000
Proceeds from issuance of common stock	-	50,000
Net cash provided by financing activities	2,835,345	4,031,684
NET INCREASE (DECREASE) IN CASH	(919,132)	1,207,650
CASH and cash equivalents, beginning of period	1,413,744	206,094

CASH and cash equivalents, end of period	$494,612	$1,413,744

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(Continued)

	Year ended December 31,
	2008	2007
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$20,650	$37,296
Income Taxes	$-	$-
Supplemental Disclosures of Non-cash Investing and Financing Activities
Common stock issued for services	$216,156	$-

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description – EAU Technologies, Inc. (the “Company” or “EAU”), was incorporated on March 6, 2000, under the laws of the state of Delaware and commenced operations in September, 2000 as Primacide, Inc.  On May 10, 2001, the Company changed its name from Primacide, Inc., to Electric Aquagenics Unlimited, Inc.  On January 17, 2007 the Company changed its name from Electric Aquagenics Unlimited, Inc. to EAU Technologies, Inc.  The Company is in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create fluids. These fluids have various commercial applications and may be used in commercial food processing organic or non-organic agricultural and consumer products that clean, disinfect, remediate, hydrate and moisturize.  These products, which the Company intends to market nationally and internationally, are for commercial and residential use. The Company’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America.

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

Property and Equipment, and Depreciation – Property and equipment are recorded at historical cost.  Expenditures for additions and major improvements that extend the life of the asset are capitalized, whereas the cost of maintenance and repairs are expensed as incurred.  The Company is currently testing its system with multiple dairies.  Upon completion of the tests, and once the lease for the system has started, the cost of the system will be transferred from inventory to property and equipment.  Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from three to seven years.  Depreciation expense for the years ended December 31, 2008 and 2007 was $64,330 and $210,463, respectively.  In September 2005, the Company pledged all the assets of the Company as collateral for the Senior Convertible Note, payable to Water Science, a related party.

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

Fair Value of Financial Instruments – The carrying values of cash on hand, receivables, payables and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recognition of Sales and Costs of Goods Sold – The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectibility is reasonably assured.  The Company provides an allowance for sales returns based on current and historical experience.  Cost of goods sold consists of the purchase price of products sold including inbound shipping charges.

Warranties – The Company warrants its products against defects in materials and workmanship for a period of three years.  The Company has accrued a reserve for these anticipated future warranty costs.

Advertising Costs – The Company expenses advertising costs as incurred.  The Company expensed approximately $13,000 and $112,000, during the years ended December 31, 2008 and 2007, respectively.

Income Taxes – Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

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

Research and Development – Research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2008 and 2007 were approximately $228,000 and $141,000, respectively.

Patents, Trademarks and Intellectual Property – Patents, trademarks and intellectual property, consisting of trade secrets and formulas, are recorded in accordance with SFAS No. 142.  As such, patents and trademarks are initially measured based on their fair values.  Patents and trademarks will be amortized on a straight-line basis over its estimated life.  Currently, we do not have any patents issued to begin amortizing.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently   Enacted   Accounting   Standards - In December 2007, the FASB issued SFAS 141(R), Business Combinations, an amendment of SFAS 141, which provides additional guidance on business combinations including defining the acquirer, recognizing and measuring the identifiable assets acquired and the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS Nos. 141(R) is scheduled to become effective for us for financial statements issued for fiscal year 2009.  This statement has no effect on the Company’s financial reporting at this time.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, which amended ARB 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is scheduled to become effective for us for financial statements issued for fiscal year 2009.  We believe that this statement will have no effect on the Company’s financial reporting at this time.

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the potential impact of the adoption of SFAS No. 161 on its disclosures in the Company's financial statements.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

Reclassification - The financial statements for periods prior to December 31, 2008, have been reclassified to conform to the headings and classifications used in the December 31, 2008, financial statements.

NOTE 2 – CONCENTRATIONS OF CREDIT RISK

The Company occasionally maintains cash balances in excess of the $250,000 federally insured limit.  To date, the Company has not incurred, and the Company’s management does not currently expect to incur, any losses associated with its cash balances.

The Company extends unsecured credit to its customers in the normal course of business.  Periodically, the Company performs credit evaluations of its customers’ financial condition for determination of doubtful accounts.

For the year ended December 31, 2008, sales to one customer, a related party, represented approximately 52% of the Company’s total net sales.  Approximately 98% of the Company’s outstanding receivables were attributable to one customer, a related party, as of December 31, 2008.

For the year ended December 31, 2007, sales to one customer, a related party, represented approximately 82% of the Company’s total net sales.  Approximately 81% of the Company’s outstanding receivables were attributable to one customer, a related party, as of December 31, 2007.

NOTE 3 – RESTRICTED CASH

In November 2006 the Company entered into an employment agreement with Wade Bradley, the Company’s CEO. Pursuant to the agreement the Company deposited $240,000 with an escrow agent in January 2007. The Company has recognized this amount as restricted cash on the Company’s financial statements.  The Company recognized $2,962 and $9,540 in interest income from the escrow account for the years ended December 31, 2008 and 2007, respectively.

NOTE 4 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following at:

	December 31
	2008	2007
Trade Accounts Receivable	$78,710	$86,196
Trade Accounts Receivable – Related Party	358,656	357,615
Less allowance for doubtful accounts	(70,000)	(25,000)
	$367,366	$418,811

Bad debt expense for the years ended December 31, 2008 and 2007 was $55,092 and $6,894, respectively.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INVENTORIES

The composition of inventories is as follows at December 31:

	2008	2007
Finished goods	$1,828,984	$1,887,934
Raw materials	1,585,519	1,326,599
Allowance for obsolete inventory	(400,000)	(400,000)

	$3,014,053	$2,814,533

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $0 and $132,613, for the years ended December 31, 2008 and 2007, respectively, and is included in Cost of Goods Sold.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2008	2007
Machinery and equipment	$63,426	$287,710
Vehicles	-	19,966
Furniture and fixtures	64,442	64,442
ER Systems	215,409	22,364
Leasehold improvements	32,136	32,136

Total property and equipment	375,413	426,618

Less: accumulated depreciation	(128,516)	(220,064)

Property and equipment, net	$246,897	$206,554

NOTE 7 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  The agreement allows for a pro-rated refund during the first 5 years under certain circumstances.  The Company recognizes income from this agreement over the first 5 years of the agreement.  The Company recognized $200,000 in each of the years ended December 31, 2008 and 2007.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  During the year ended December 31, 2008, the Company sold one small water generator and miscellaneous spare parts to Water Science for $26,188.  During the year ended December 31, 2007, the Company sold two large water generators, three small water generators and related parts to Water Science for $517,503.  Further, the Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at December 31, 2008 and 2007.  In connection with the sales of the machines and products, the Company has recorded approximately $358,656 in accounts receivable at December 31, 2008.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS – (Continued)

Senior Note Payable - In September 2005, the Company entered into a Senior Convertible Note with Water Science in exchange for $3,000,000 (see Note 9).  Due to the discount of this note and the beneficial conversion feature, the Company has recognized approximately $774,000 and $1,000,000 in interest expense for the years ended December 31, 2008 and 2007, respectively.  The Company accounts for the warrants and convertible debt feature as a derivative liability with changes in fair value being recorded in the income statement.  The Company recorded a loss of $1,863,866 due to the change in the fair market value at December 31, 2008.  The Company recorded a loss of $2,118,761 in the change of the derivative liability to fair market value for the year ended December 31, 2007.

Licensing Fee –In September 2005, the Company received $1,000,000 in exchange for providing Water Science exclusive licensing and distribution rights for a five-year term for a specified market area. The agreement provides termination rights by Water Sciences and a pro rata refund of the fee. The Company recognizes the fee on a pro rata basis over the life of the agreement. The Company recognized $200,000 in each of the years ended December 31, 2008 and 2007.

Advances from Related Party – In April 2007, Water Science advanced $1,000,000 to the Company. In June 2007 and August 2007, Water Science advanced an additional $1,000,000 to the Company. These advances were used to exercise warrants in October 2007, see Note 10.  In October 2007, Water Science advanced $500,000.  All of the advances were used to purchase common stock upon the exercise of warrants.

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

Advances – Periodically throughout the year, the Company advances officers and employees cash for certain reimbursable expenses.  As of December 31, 2008 and 2007, the Company had advances to employees or officers in the amount of $8,500 and $5,500, respectively.

Employee Options – In December 2007, the Company granted 480,260 options to various employees.  The options are for a term of ten (10) years and have an exercise price of $1.30 per share.  The options vest over a period of four (4) years.   The warrants were valued using the Black-Scholes model with the following assumptions:  risk free rate of 4.64%, volatility at 87.06% and the stock price at $1.30.  The value of each warrant is approximately $1.13 per warrant.  The Company recognized $272,748 during the year ended December 31, 2008.

In November 2007, the Company granted 530,000 options to Douglas Kindred, in connection with the appointment of Mr. Kindred as Chief Technology Officer.  The options are for a term of ten (10) years and have an exercise price of $1.30 per share.  The options vest over a period of four (4) years.   The warrants were valued using the Black-Scholes model with the following assumptions:  risk free rate of 4.28%, volatility at 85.99% and the stock price at $1.01.  The value of each warrant is approximately $0.85 per warrant.  The Company recognized $218,367 during the year ended December 31, 2007.

In October 2006, the Company granted 500,000 options to Mr. Wade Bradley, the Company’s CEO, pursuant to his employment agreement.  The options vest over four years and have an exercise price of $1.30 per share.  (See Note 11)

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – WARRANTY RESERVE

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

	For the Year Ended December 31,
	2008	2007
Warranty reserve at beginning of period	$122,000	$102,362
Costs accrued for additional warranties	3,208	44,000
Service obligations honored	(25,208)	(24,362)
Warranty reserve at end of period	$100,000	122,000

NOTE 9 - SENIOR CONVERTIBLE DEBT

In September 2005, the Company entered into a Senior Convertible Note (the “Note”) with Water Science, a related party, in exchange for $3,000,000. Pursuant to the debt agreement, the Note accrues interest at the rate of 3% per annum and is due, principal and interest together, on September 16, 2008.  In June 2008, Water Science agreed to extend the maturity date of the Note to March 16, 2009.  In March 2009, the Company and Water Science agreed to extend the maturity date to September 16, 2009 and increase the interest rate to 10%.  No principal or interest payments need to be paid during the loan period.  In October 2008, as part of a new financing agreement, the Company amended the Note and changed the conversion rate from $3.00 per share to $1.00 per share.  The Note may be converted into 3,000,000 shares of the Company’s $0.0001 par value common stock prior to the maturity date, and at any time, by the holder at a price per share equal to $1.00 per share, subject to certain other conversion adjustments.  The Company granted a security interest in all of the Company’s assets as collateral for the loan.  In connection with the issuance of the Note, the Company also granted a three year warrant to purchase up to two million shares of the Company’s $0.0001 par value common stock with an exercise price of $2.76 per share.

In May 2007, the Company entered into a termination agreement related to the cancellation and reissuance of the existing warrants (“Original Warrants”) to purchase a total of 8.4 million shares of $0.0001 par value common stock of the Company, at a price of $2.76 per share, held by Water Science.  The Company granted to Water Science replacement warrants to purchase 8.4 million shares of common stock at a price of $1.30 per share, with an expiration date of May 9, 2010.  The Company had a right to require Water Science to exercise warrants for up to 3,230,769 shares.  During the year ended 2008, the Company required Water Science to exercise all of the options under the put rights.

The remaining warrants contain “round down” provisions where the exercise price is to be adjusted if the Company should issue stock for less than the original exercise price.  Due to this feature, and pursuant to SEC guidance, the Company accounts for the warrants and convertible feature as a derivative liability with changes in fair value being recorded in the income statement.  As of December 31, 2008 and December 31, 2007, the value of the derivative liability was $8,621,940 and $6,758,074, respectively.  The Company recorded a loss of $1,863,866 and $2,118,761 in the change of the derivative liability to fair market value for the period ended December 31, 2008 and 2007, respectively.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – LONG TERM DEBT

Long-term debt consisted of the following at:

	December 31,
	2008	2007
Unsecured note payable to unrelated third party, payable in monthly installments of $1,500, including interest of approximately 22%, due October 2012	$31,366	$39,443

Unsecured note payable to unrelated third party, payable in monthly installments of $1,500, including interest of approximately 22%, due October 2012	31,365	39,443

Total debt	62,731	78,886

Less: current portion	(23,581)	(19,841)

Long term debt	$39,150	$59,045

Maturities of the notes payable are as follows:

Year Ending December 31,	Amount
2009	$23,581
2010	29,822
2011	9,328
2012	-
Thereafter	-
$62,731

NOTE 11 – COMMON STOCK

In November 2008, Theodore Jacoby, a director of the Company, purchased 100,000 shares of common stock of the Company for $100,000 at a price of $1.00 per share.

In October 2008, the Board of Directors approved a transaction with Water Science, LLC (“WS”), a related party, pursuant to (1) a Stock Purchase Agreement (the “Purchase Agreement”) and (2) a Second Amended and Restated Senior Secured Convertible Promissory Note (the “Second Amended Convertible Note”). The Purchase Agreement provides for the purchase of 2.5 million shares of common stock of the Company at a price of $1.00 per share and the amendment of the original Amended and Restated Senior Secured Convertible Promissory Note dated as of May 8, 2008, to change the conversion rate from $3.00 per share to $1.00 per share, as reflected in the Second Amended Convertible Note. The purchase of the common stock will occur in six monthly installments of $350,000 beginning October 14, 2008 plus a final installment of $400,000 on April 15, 2009. On March 27, 2009, the Company and Water Science amended the payment schedule of the Stock Purchase Agreement.  The purchase of the common stock will occur in four monthly installments of $250,000 on April 15, 2009, $250,000 on May 15, $250,000 on June 15 and a final installment of $200,000 on July 15, 2009.  If WS defaults on its obligation to purchase the stock under the Purchase Agreement, then the conversion price reverts back to $3.00 per share. The Second Amended Convertible Note includes an interest rate of 3% and a maturity date of March 16, 2009. In March 2009, the Company and Water Science agreed to extend the maturity date to September 16, 2009 and increase the interest rate to 10%.  WS is controlled by Peter Ullrich, a member of the Board of Directors of the Company.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 – COMMON STOCK – (Continued)

In January 2008, an officer of the Company exercised 150,000 options for $1,500 or $0.01 per share.  The options were granted in 2003 for services.

In October 2007, Water Science LLC exercised a portion of its warrants for $2,000,000 and the Company issued 1,538,463 shares of common stock to Water Science, at an exercise price of $1.30 per share.

In May 2007, the Company issued 100,000 shares of common stock to an individual who exercised 100,000 warrants for $50,000 or $0.50 per share.

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

In October 2006, the Company entered into a stock purchase agreement with Peter F. Ullrich, a shareholder of the Company, whereby Mr. Ullrich agreed to purchase a total of 2,307,692 newly issued shares of $0.0001 par value common stock of the Company for a purchase price of $1.30 per share in a private transaction, for total consideration of $3,000,000.  Under the terms of the agreement, Mr. Ullrich purchased 1,153,846 shares on October 25, 2006 and the remaining 1,153,846 shares on January 2, 2007.

STOCK INCENTIVE PLAN – In October 2007, the Company’s board of directors approved its 2007 Stock Incentive Plan (“the Plan”) upon shareholder approval. In December 2007, the Company’s shareholders approved the Plan.  Under the plan, the Company may issue up to 2,250,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of December 31, 2008 the Company has issued 480,260 options under the plan.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 – COMMON STOCK – (Continued)

A summary of the status of the options and warrants granted at December 31, 2008 and 2007, and changes during the years then ended is presented below.

	For the years ended December 31,
	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	10,641,839	1.55	11,925,793	2.57
Granted	-	-	9,410,260	3.21
Exercised	(1,842,306)	1.19	(1,638,463)	1.25
Expired or cancelled	(411,666)	2.21	(9,055,751)	2.76
Outstanding at end of period	8,387,867	1.60	10,641,839	1.55
Weighted average fair value of options exercisable	7,430,172	1.63	11,425,793	2.57

A summary of the status of the options and warrants outstanding at December 31, 2008 is presented below:

		Warrants Outstanding		Warrants Exercisable
Range of		Weighted-Average	Weighted-Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$.01-.50	310,000	1.1 years	$0.04	310,000	$0.04
1.00-1.99	6,724,491	2.6 years	1.30	5,766,796	1.30
2.00-2.99	720,000	5.6 years	2.56	720,000	2.56
3.00-3.99	115,000	6.0 years	3.46	115,000	3.46
4.00-4.99	255,000	0.8 years	4.00	255,000	4.00
5.00-5.50	263,376	0.9 years	5.15	263,376	5.15
$.01-5.50	8,387,867	2.8 years	$1.60	7,430,172	$1.63

The fair value of each warrant granted is estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the grants during 2007: risk-free interest rate of between 4.28% and 4.64%, expected dividend yield of zero, expected lives of three to ten years and expected volatility of between 72.07% and 87.06%.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At December 31, 2008 and 2007, the total of all deferred tax assets was approximately $14,837,000 and $12,521,000, respectively, and the total of the deferred tax liabilities was approximately $0 and $0, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the deferred tax assets, the Company established a valuation allowance of approximately $14,837,000 and $12,521,000 as of December 31, 2008 and 2007, respectively, which has been offset against the deferred tax assets.  The net change in the valuation allowance during the year ended December 31, 2008, was $2,316,000.

The Company has available at December 31, 2008, unused tax operating loss carryforwards of approximately $30,005,000, which may be applied against future taxable income and expire in various years through 2028.

The components of income tax expense from continuing operations for the years ended December 31, 2008 and 2007 consist of the following:

	Year Ended December 31,
	2008	2007
Current income tax expense:
Federal	$-	$-
State	-	-

Net current tax expense	-	-

Deferred tax expense (benefit) arising from:
Excess of tax over financial accounting depreciation	$(6,518)	$66,786
Accrued compensation and taxes	-	(95,354)
Reserve for bad debts	(16,785)	-
Derivative liability	(695,223)	(2,520,762)
Warranty reserve	8,206	(7,325)
Deferred income	74,600	74,600
Obsolete inventory	-	6,018
Net operating loss carryforwards	(1,681,089)	(1,413,806)
Other	1,249	(62,432)
Valuation allowance	2,315,560	3,952,273

Net deferred tax expense	$-	$-

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES – (Continued)

The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 2008 and 2007:

	December 31,
	2008	2007
Excess of tax over book accounting depreciation	$(81,293)	$(87,811)
Obsolete inventory	149,200	149,200
Accrued compensation and payroll taxes	102,068	102,068
Warranty reserve	37,300	45,506
Contribution carryover	7,124	7,124
Deferred income	127,442	202,042
Reserve for bad debt	26,110	9,325
NOL carryforwards	11,191,903	9,510,814
Derivative liability	3,277,167	2,583,192

The Company files income tax returns in the U.S. federal jurisdiction, and North Carolina, Georgia, and Utah.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.  The Company filed its 2007 tax return and is determining what prior year returns have yet to be filed.  The statue of limitations remains open on all years from 2004 going forward.  Once the returns have been filed the IRS will have 3 years to examine and adjust the amounts reported.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$0
Additions based on tax positions related to the current year	0
Additions for tax positions of prior years	0
Reductions for tax positions of prior years	0
Settlements	0
Balance at December 31, 2008	$0

At December 31, 2008, there are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

Management has determined that certain stock options and warrants granted for services may not have been properly treated for income tax withholding purposes.  Management is reviewing all granted options and warrants with professional tax accountants to determine the proper treatment.  In addition, in the past the Company has classified several consultants and officers as independent contractors for federal and state tax purposes.  This classification could be challenged by the applicable taxing authorities for some or all of these individuals.  Management believes that it is reasonably estimatable and probable that the amount of liability to the Company will be approximately $255,000.  The Company has estimated the potential tax liability as a range between $129,000 and $574,000.

NOTE 14 – GOING CONCERN

The Company has incurred significant losses and has had negative cash flows from operations.  As a result, at December 31, 2008, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations.  We currently do not have sufficient funds to operate our business for more than a few months without additional funding, although we have a funding commitment in place which would allow us to continue our operations for up to 5 months. We expect to receive enough funding from this commitment to support our operations over the next several months.  However, we may not receive all the funding that has been committed.  We may not have enough funding for operations to fund our business until it is developed enough to bring the business plan to maturity.  Management will seek to obtain sufficient funding for its operations through either debt or equity financing.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses.

The Company estimates that it will need approximately $2,000,000 for the upcoming twelve months to execute our business plan and an additional $3,000,000, plus interest, in order to satisfy our senior note payable with Water Science, which becomes due in September 2009, if the note is not converted into common stock.  Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 – GOING CONCERN – (Continued)

Our auditors have issued their Independent Registered Public Accountants’ Report on the Company's financial statements for the fiscal year ended December 31, 2008 with an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 15 – LOSS PER SHARE

Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. At December 31, 2008, the Company had outstanding warrants and notes payable convertible into shares of common stock, which were not used in the computation of loss per share because their effect would be anti-dilutive.

The following data shows the amounts used in computing loss per share:

	For the years ended December 31,
	2008	2007
Net loss from Continuing Operations	$(6,727,214)	$(10,926,379)
Net income (loss) from Discontinued Operations	-	35,042
Total net loss	$(6,727,214)	$(10,891,337)
Net loss per share continuing operations	(0.41)	(0.79)
Net Income (loss) per share discontinued operations	0.00	0.00
Total net loss per share	$(0.41)	$(0.79)
Weighted average number of commonshares outstanding used in loss per share for the period	16,404,945	13,837,978

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 16 – DISCONTINUED OPERATIONS

In 2007, the Company signed a Purchase Agreement with Perfect Water & Essentials, LLC (“PWE”) to for the sale of all of the assets of the Company’s Consumer Products division.  In November 2007, the Company closed the sale of the assets of its consumer division to PWE.  At the closing, PWE paid a total of $2,300,000 in cash (in addition to the cash on deposit of $50,000 applied toward the purchase price) plus $150,000 to EAU in the form of a promissory note. The note has a maturity date of November 15, 2009. During the first year of the term of the note, it shall bear no interest. Beginning on November 15, 2008, and until the note is paid in full, the note shall bear interest at the rate of 10% per annum.

In addition to the purchase of the assets, PWE was obligated under the Asset Purchase Agreement to purchase a technology license from the Company to operate the Perfect Essentials Division (the “Technology License”). The agreement allocated $500,000 of the total purchase price to the Technology License, which was recorded as revenue for the year ended December 31, 2007.  The closing took place on November 15, 2007.  The Company recognized a loss from operations of discontinued operations in the amount of $604,985 for the year ended December 31, 2007.  The Company recorded a gain on disposal of discontinued operations in the amount of $640,027.  The following is a summary of the operations of the division.

For the Year Ended December 31, 2007
Sales, net	$722,244
Cost of goods sold	336,337
Gross profit	385,907
Operating expenses	989,137
Loss from operations	(602,230)
Other income (expense)	(1,755)
Loss from discontinued operations	(604,985)
Gain on disposal of discontinued operations	640,027
Net income (loss) on discontinued operations	$35,042

NOTE 17 – SUBSEQUENT EVENTS

On March 24, 2009, EAU Technologies, Inc. (the “Company”) entered into the First Amendment to Second Amended and Restated Senior Secured Convertible Promissory Note (the “Promissory Note”) with Water Science, LLC (“WS”).  The amendment extends the maturity date of the Promissory Note from March 16, 2009 to September 16, 2009, increases the annual simple interest rate payable under the Promissory Note from 3% to 10% and eliminates the 8% interest rate that would be payable upon default.  In all other material respects, the Promissory Note remains unchanged.  WS is a shareholder of the Company and is controlled by Peter Ullrich, a member of the Board of Directors of the Company.

On March 27, 2009, the Company and Water Science amended the payment schedule of the Stock Purchase Agreement, entered into in October 2008.  On March 25, 2009 the Company received a partial payment of $150,000 of the balance owed of $700,000 as of that date.  On March 27, 2009, the Company and Water Science amended the payment schedule of the Stock Purchase Agreement.  The purchase of the common stock will occur in four monthly installments of $250,000 on April 15, 2009, $250,000 on May 15, $250,000 on June 15 and a final installment of $200,000 on July 15, 2009.