Form 10-Q
period 2009-03-31
EAU TECHNOLOGIES, INC.
filed 2009-05-14
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of April 30, 2009, the Registrant had 19,011,168 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2009

INDEX

PART I - FINANCIAL INFORMATION

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$190,696	$494,612
Accounts receivable, net	14,010	8,710
Accounts receivable – related party, net	355,656	358,656
Accrued interest	5,625	1,875
Pre-paid expense	30,727	52,468
Note receivable, current portion	150,000	150,000
Inventory, net	2,382,350	3,014,503

Total current assets	3,129,064	4,080,824

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $120,309 and $113,359	39,695	46,644

LEASED EQUIPMENT, net of
accumulated depreciation of $40,636 and $15,156	908,370	200,253

OTHER ASSETS
Deposits	10,496	10,496
Restricted cash	240,000	240,000
Intellectual property	90,503	87,561

Total other assets	340,999	338,057

Total assets	$4,418,128	$4,665,778

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$280,264	$373,206
Accrued expenses	704,903	658,608
Warranty reserve	98,473	100,000
Advance deposits on machine orders – related party	697,500	697,500
Current portion of long-term debt	30,394	23,581
Senior convertible note payable – related party, current portion net of discounts of $0 and $76,754	3,000,000	2,923,246

Total current liabilities	4,811,534	4,776,141

LONG TERM LIABILITIES

Long term debt, net of current portion	32,337	39,150
Deferred licensing revenue – related party	291,667	341,667
Derivative liability – related party	10,881,760	8,621,940

Total long term liabilities	11,205,764	9,002,757

Total Liabilities	16,017,298	13,778,898

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 18,761,168 and 18,285,918 issued and outstanding, respectively	1,877	1,829
Additional paid in capital	40,178,381	39,594,894
Accumulated deficit	(51,779,428)	(48,709,843)

Total stockholders’ equity (deficit)	(11,599,170)	(9,113,120)

Total liabilities and stockholders’ equity (deficit)	$4,418,128	$4,665,778

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2009	2008
NET REVENUES – RELATED PARTY	$50,000	$50,000

NET REVENUES	104,650	45,655

TOTAL REVENUES	154,650	95,655

COST OF GOODS SOLD	25,480	25,657

GROSS PROFIT	129,170	69,998

OPERATING EXPENSES
Depreciation and amortization	7,024	21,324
Research and development	74,067	10,402
General and administrative	750,031	1,082,383

Total operating expenses	831,122	1,114,109

LOSS BEFORE OTHER INCOME (EXPENSE)	(701,952)	(1,044,111)

OTHER INCOME (EXPENSE)
Interest expense	(111,618)	(277,145)
Interest income	3,805	8,130
Gain (loss) on derivative liability	(2,259,820)	85,753

Total other income (expense)	(2,367,633)	(183,262)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,069,585)	(1,227,373)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(3,069,585)	$(1,227,373)

NET LOSS PER SHARE	$(0.17)	$(0.08)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	18,478,696	15,254,002

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK		ADDITIONAL
			PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance, December 31, 2008 (Audited)	18,285,918	$1,829	$39,594,894	$(48,709,843)	$(9,113,120)

Issuance of shares for cash of $500,000, or $1.00 per share, to Water Science, a related party.	500,000	50	499,950	-	500,000

Issuance and vesting of options and warrants for services	-	-	83,535	-	83,535

Cancellation of shares	(24,750)	(2)	2		-

Net loss for the three months ended March 31, 2009	-	-	-	(3,069,585)	(3,069,585)

Balance, March 31, 2009	18,761,168	$1,877	$40,178,381	$(51,779,428)	$(11,599,170)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,069,585)	$(1,227,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,503	21,324
Bad debt expense	-	4,100
Shares issued for services	-	49,296
Warrants and options issued for services	83,535	162,970
Discount of note payable	76,754	250,000
Loss on disposal of assets	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,300)	38,845
(Increase) decrease in accounts receivable – related party	3,000	(3,000)
Decrease in pre-paid expense	21,741	6,331
(Increase) in accrued interest	(3,750)	-
(Increase) decrease in inventory	(1,977)	4,880
Increase (decrease) in accounts payable	(92,942)	122,675
Increase (decrease) in warranty reserve	(1,527)	(6,000)
Increase in accrued expenses	46,295	11,785
(Decrease) in deferred revenue	(50,000)	(50,000)
Increase (decrease) in derivative liability	2,259,820	(85,753)
Net cash used in operating activities	(701,433)	(699,920)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(99,467)	-
Intellectual property disbursements	(3,016)	(6,340)
Net cash (used) provided in investing activities	(102,483)	(6,340)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	-	(4,356)
Proceeds from issuance of common stock – related party	500,000	1,500
Net cash provided (used) by financing activities	500,000	(2,856)
NET INCREASE (DECREASE) IN CASH	(303,916)	(709,116)
Cash and cash equivalents, beginning of period	494,612	1,413,744

Cash and cash equivalents, end of period	$190,696	$704,628

 See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	Three Months Ended
	March 31,
	2009	2008
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$4,645
Income Taxes	$-	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities:

Common stock issued for services	$-	$49,296
Reclass inventory to Property and Equipment	$634,130	$-

See notes to financial statements.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed financial statements were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In management’s opinion all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows.  The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008

Certain prior period amounts have been reclassified in the condensed financial statements to conform to current period presentation.

NOTE 2 – RESTRICTED CASH

In November 2006 the Company entered into an employment agreement with Wade Bradley, the Company’s CEO. Pursuant to the agreement the Company deposited $240,000 with an escrow agent in January 2007. The Company has recognized this amount as restricted cash on the Company’s financial statements.

NOTE 3 - INVENTORIES

The composition of inventories is as follows at:

	March 31, 2009	December 31, 2008
Finished goods	$1,157,216	$1,828,984
Raw materials	1,625,134	1,585,519
Allowance for obsolete inventory	(400,000)	(400,000)

	$2,382,350	$3,014,503

NOTE 4 – WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of three years.  The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs.  If actual results differ from the estimates, the Company would adjust the estimated warranty liability.  Changes in the warranty reserve for the three months ended March 31, 2009 are as follows:

Warranty reserve at beginning of period	$100,000
Costs accrued for additional warranties	-
Service obligations honored	(1,527)
Warranty reserve at end of period	$98,473

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - SENIOR CONVERTIBLE DEBT

In September 2005, the Company entered into a Senior Convertible Note (the “Note”) with Water Science, a related party, in exchange for $3,000,000. Pursuant to the debt agreement, the Note accrues interest at the rate of 3% per annum and was initially due, principal and interest together, on September 16, 2008.  In June 2008, Water Science agreed to extend the maturity date of the Note to March 16, 2009.  In March 2009, the Company and Water Science agreed to extend the maturity date to September 16, 2009 and increase the interest rate to 10%.  No principal or interest payments need to be paid during the loan period.  In October 2008, as part of a new financing agreement, the Company amended the Note and changed the conversion rate from $3.00 per share to $1.00 per share.  The Note may be converted into 3,000,000 shares of the Company’s $0.0001 par value common stock prior to the maturity date, and at any time, by the holder at a price per share equal to $1.00 per share, subject to certain other conversion adjustments.  The Company granted a security interest in all of the Company’s assets as collateral for the loan.  In connection with the issuance of the Note, the Company also granted a three year warrant to purchase up to two million shares of the Company’s $0.0001 par value common stock with an exercise price of $2.76 per share.

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

The remaining warrants contain “round down” provisions where the exercise price is to be adjusted if the Company should issue stock for less than the original exercise price.  Due to this feature, and pursuant to SEC guidance, the Company accounts for the warrants and convertible feature as a derivative liability with changes in fair value being recorded in the income statement.  As of March 31, 2009 and December 31, 2008, the value of the derivative liability was $10,881,760 and $8,621,940, respectively.  The Company recorded a loss of $2,259,820 and a gain of $85,753 in the change of the derivative liability to fair market value for the period ended March 31, 2009 and 2008, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  The agreement allows for a pro-rated refund during the first 5 years under certain circumstances.  The Company recognizes income from this agreement over the first 5 years of the agreement.  The Company recognized $200,000 in each of the years ended December 31, 2008 and 2007.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  The Company did not have any sales to Water Science during the three months ended March 31, 2009 or 2008.  The Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at March 31, 2009 and 2008.  In connection with the sales of the machines and products, the Company has recorded approximately $350,156 in accounts receivable at March 31, 2009.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS – (Continued)

Senior Note Payable - In September 2005, the Company entered into a Senior Convertible Note with Water Science in exchange for $3,000,000 (see Note 5).  The Company accounts for the warrants and convertible debt feature as a derivative liability with changes in fair value being recorded in the income statement.  The Company recorded a loss of $2,259,820 due to the change in the fair market value for the three months ended March 31, 2009.  The Company recorded a gain of $85,753 in the change of the derivative liability to fair market value for the period ended March 31, 2008.

Licensing Fee –In September 2005, the Company received $1,000,000 in exchange for providing Water Science exclusive licensing and distribution rights for a five-year term for a specified market area. The agreement provides termination rights by Water Sciences and a pro rata refund of the fee. The Company recognizes the fee on a pro rata basis over the life of the agreement. The Company recognized $50,000 in each of the three months ended March 31, 2009 and 2008.

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

Advances – Periodically throughout the year, the Company advances employees cash for certain reimbursable expenses.  As of March 31, 2009 and 2008, the Company had advances to employees in the amount of $5,500 and $8,500, respectively.

Employee Options – In December 2007, the Company granted 480,260 options to various employees.  The options are for a term of ten (10) years and have an exercise price of $1.30 per share.  The options vest over a period of four (4) years.   The options were valued using the Black-Scholes model with the following assumptions:  risk free rate of 4.64%, volatility at 87.06% and the stock price at $1.30.  The value of each warrant is approximately $1.13 per warrant.  The Company recognized $34,847 in stock option expense related to the options for the three months ended March 31, 2009.

In November 2007, the Company granted 530,000 options to Douglas Kindred, in connection with the appointment of Mr. Kindred as Chief Technology Officer.  The options are for a term of ten (10) years and have an exercise price of $1.30 per share.  The options vest over a period of four (4) years.   The warrants were valued using the Black-Scholes model with the following assumptions:  risk free rate of 4.28%, volatility at 85.99% and the stock price at $1.01.  The value of each warrant is approximately $0.85 per warrant.  The Company recognized $30,503 during the period ended March 31, 2009.

NOTE 7 – CAPITAL STOCK

In November 2008, Theodore Jacoby, a director of the Company, purchased 100,000 shares of common stock of the Company for $100,000 at a price of $1.00 per share.

In October 2008, the Board of Directors approved a transaction with Water Science, LLC (“WS”), a related party, pursuant to (1) a Stock Purchase Agreement (the “Purchase Agreement”) and (2) a Second Amended and Restated Senior Secured Convertible Promissory Note (the “Second Amended Convertible Note”). The Purchase Agreement provides for the purchase of 2.5 million shares of common stock of the Company at a price of $1.00 per share and the amendment of the original Amended and Restated Senior Secured Convertible Promissory Note dated as of May 8, 2008, to change the conversion rate from $3.00 per share to $1.00 per share, as reflected in the Second Amended Convertible Note. The purchase of the common stock will occur in six monthly installments of $350,000 beginning October 14, 2008 plus a final installment of $400,000 on April 15, 2009. In March 2009, the Company and Water Science amended the payment schedule of the Purchase Agreement.  The purchase of the common stock will occur in four monthly installments of $250,000 on April 15, 2009, $250,000 on May 15, $250,000 on June 15 and a final installment of $200,000 on July 15, 2009.  If WS defaults on its obligation to purchase the stock under the Purchase Agreement, then the conversion price reverts back to $3.00 per share. The Second Amended Convertible Note includes an interest rate of 3% and a maturity date of March 16, 2009. In March 2009, the Company and Water Science agreed to extend the maturity date to September 16, 2009 and increase the interest rate to 10%.  WS is controlled by Peter Ullrich, a member of the Board of Directors of the Company.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – CAPITAL STOCK – (Continued)

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

NOTE 8 – GOING CONCERN

The Company has incurred significant losses and has had negative cash flows from operations.  As a result, at March 31, 2009, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations.  We currently do not have sufficient funds to operate our business without additional funding, although we have limited funding commitments in place which would allow us to continue our operations for a limited period.  We expect to receive enough funding from these commitments to support our operations over the next several months until our business is mature enough to seek alternative financing to bring the business plan to maturity. However, we may not receive all the funding that has been committed.  Management will seek to obtain sufficient funding for its operations through either debt or equity financing.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three month period ended March 31, 2008 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three month period ended March 31, 2009 and 2008 was $83,535 and $162,970, respectively, related to employee stock options issued and vesting during the period.

Basic and Fully Diluted Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended
	March 31,
	2009	2008

Loss (numerator)	$(3,069,585)	$(1,227,373)
Shares (denominator)	18,478,696	15,254,002
Per share amount	$(0.17)	$(0.08)

The Company’s outstanding stock options have been excluded from the basic net loss per share calculation for the three month period ended March 31, 2009 and 2008, because they are anti-dilutive.

The following table is a summary of the status of the warrants and options granted and outstanding for the three months ended March 31, 2009:
	Number	Weighted
	of Options	Average Exercise
	and Warrants	Price

Outstanding at beginning of period	8,387,867	$1.60
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(30,210)	5.00

Outstanding at end of period	8,357,657	$1.59

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

A summary of the status of the warrants outstanding at March 31, 2009 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of		Weighted-Average	Weighted-Average		Weighted-Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$.01-.50	310,000	0.9 years	$0.04	310,000	$0.04
1.00-1.99	6,724,491	2.3 years	1.30	5,766,796	1.30
2.00-2.99	720,000	5.4 years	2.56	720,000	2.56
3.00-3.99	115,000	5.8 years	3.46	115,000	3.46
4.00-4.99	255,000	0.5 years	4.00	255,000	4.00
5.00-5.50	233,166	0.8 years	5.17	233,166	5.17

$.01-5.50	8,357,657	2.5 years	$1.59	7,399,962	$1.62

The fair value of each warrant granted is estimated on the date granted using the Black-Scholes pricing model, with the following assumptions for warrants issued in 2007: risk-free interest rate of between 4.6% and 4.99%, expected dividend yield of zero, expected lives of 3 and 5 years and expected volatility of between 59.76% and 89.54%.  No options were granted in 2008 or 2009.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information, which management believes is relevant to an assessment and understanding of the Company’s condensed results of operations and financial condition. The discussion should be read in conjunction with the financial statements included in our annual report on Form 10-K, and notes thereto.

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

Dairy Cattle.  The Company commenced hydration and production tests on dairy cattle in 2006.  Initial results indicate an increase in milk production and milk fat while maintaining the protein content.  In August 2008, we reached an agreement with a dairy located in Georgia to begin paying for the use of our equipment.    During the first quarter of 2009, the Company installed a second unit at the dairy located in Georgia to provide our fluids to all of the cows on the dairy.  EAU is currently receiving minimal revenues from three separate dairies in a commercial capacity.  We will continue to do more clinical research and field testing in the dairy market.

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

From these results we successfully completed Phase I of our USDA Online Reprocessing (“OLR”) Certification. The EAU Technologies OLR intervention also tested well showing a statistically significant difference between control and test groups.  EAU is currently having results obtained from its installation in upstate New York statistically analyzed for OLR Certification to the USDA. On April 29th, 2009, EAU received a letter of “no objection” from the USDA for our installation at Fieldale Farms to be our Phase II facility. Assuming that we are able to duplicate earlier results, which is not guaranteed, we expect to receive approval for full commercialization of Empowered Water™ as an OLR option. With this approval there will be no limitations to leasing our technology as an OLR agent.

The Company has experienced some sales resistance from the multiple industries including the poultry industry, because operators did not have sufficient incentives to invest in new technologies to improve the safety and cleanliness of food products. In February 2008, a regulatory change occurred that may increase those incentives.  The Food Safety Inspection Service (“FSIS”), a division of the USDA, sets the public heath performance standards for all raw and processed meat, poultry and egg processing standard for the United States.  The FSIS has implemented a process called the “Public Health Risk Based Inspection” platform to regulate these industries based on the relative risk a processing facility imposes to the human health index.  The new system allows the FSIS to allocate and prioritize its resources at processing plants based on the risk each plant presents. The new categorization platform lists processors in three categories, Category 1: 10% positive and below; Category 2: 10%-20% positive for Salmonella and other pathogens; Category 3: 20%-22% positive for Salmonella and other pathogens. For processors with strong processes and intervention systems meeting the Category 1 criteria, there would be far less FSIS inspectors on site, thus reducing the cost incurred by the plant. We believe that with the success that we have achieved in field trials and commercial installations, in conjunction with the new FSIS policies and regulations, will make EAU’s products appealing to the industry. While it will take time for the poultry industry to fall into compliance with this new rating system, EAU now has a tangible reason for poultry plants to seriously consider our EW technology for its pathogen remediation process.

In July 2008, we installed our pathogen remediation equipment on a test basis at a poultry processor in upstate New York and we were able to gather the necessary data for OLR certification. In 2008, EAU signed an agreement with Fieldale Farms, a large poultry producer in northern Georgia, to install our equipment at their facility.  We have completed the installation of our system and have shown positive results.  We began receiving revenues of approximately $27,500 per month from this facility in February 2009.  On April 29th, 2009, EAU received a letter of “no objection” from the USDA for our installation at Fieldale Farms to be our Phase II facility.  We anticipate that it will be several months before we will have the OLR testing complete.

Clean-in-Place.  In the third quarter of 2008 we installed our equipment to test a clean-in-place (CIP) application.  This test is currently under way with a major international beverage bottling company. There are three stages of this trial that are ongoing simultaneously: 1) Syrup tanks; 2) Bag in box; 3) Bottling. The purpose of the trial is to identify whether EAU’s non-toxic ambient temperature Empowered Waters can replace current 3-5 step CIP processes. In order to become an approved technology as well as an approved vendor for this bottling company, EAU will have to continue to show good antimicrobial efficacy, water savings, and improved CIP efficiency. This installation does not generate any revenues.  We expect it will be several months before results of all phases of the tests are completed. The customer is not obligated to any payments, and a final agreement would need to be negotiated.

We have obtained patent protection on three separate uses of electrolyzed fluids (cleaning and disinfecting eggs, carpet cleaning and mold remediation).  Those uses are how the fluids are used and how they are stabilized for use in different applications. Additionally, we have a patent pending on the electrolysis equipment and several provisional patent pending applications filed to protect new processes and products, as described herein.

Our operations are currently funded by a combination of revenues and capital funding.

Financial Position and Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Financial Position

The Company had $190,696 in cash as of March 31, 2009, compared to $494,612 at December 31, 2008.  We also had $240,000 in restricted cash related to an escrow agreement.  The Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at March 31, 2009.  This will be reduced as the Company delivers machines on order to Water Science, a related party.  Water Science, who has exclusive rights to sell our products in Central and South America, is also an affiliate of the Company, and by agreement may purchase machinery from us at cost plus 25 percent.  Long term debt decreased slightly from $39,150 at December 31, 2008 to $32,337 at March 31, 2009.  At March 31, 2009, our stockholders’ deficit was $11,581,703.

Results of Operations for the Three months ended March 31, 2009 and 2008

Revenues and Net Income

The Company had total revenues of $154,650 for the three months ended March 31, 2009, which represents an increase of 62% from the $95,655 in total revenues for the same period one year earlier.  The increase is due to the increased fees the Company is collecting on its leased systems and maintenance fees from previously sold machines.  In an effort to streamline our corporate focus and our business plan, the Company is no longer marketing products that are not directly related to its core competencies, which is the development of Empowered Water™ technologies.

Net loss from continuing operations for the three months ended March 31, 2009 was $3,069,585, or a loss of $0.17 per share, compared with a net loss from continuing operations of $1,227,373, or $0.08 per share for the same period in 2008.  The majority of the increased net loss is due to the recording of the derivative liability to fair market value, which is based on calculating the Black Scholes value for the liability.  For the three months ended March 31, 2009, primarily due to the volatility of the underlying stock, the Company recognized a loss of $2,259,820 as compared to a gain of $85,753 for the three months ended March 31, 2008.  Excluding the loss on the derivative liability the Company had a net loss of $809,765, or $0.04 per share.  The current quarter net loss includes $111,618 in interest expense, compared to $277,145 in 2008.  This is due to interest expense related to the senior note payable entered into in September 2005.  During the current quarter the notes discount was fully expensed.

General and Administrative Expenses

The Company’s general and administrative expenses totaled $750,031 during the three months ended March 31, 2009, compared to $1,082,383 during the three months ended March 31, 2008, for a decrease of $332,352, or 31%.  General and administrative expense for 2009 consists primarily of payroll and other compensation expense ($307,583), legal and professional fees ($116,558), expense related to granting of stock and options ($83,535) and insurance expenses ($95,611).

Research and Development

Research and development expenses incurred during the three month period ended March 31, 2009 increased $63,665, from $10,402 in 2008 to $74,067 in 2009.  While the Company will continue to conduct research to improve its products and their performance, it believes it has developed proven products that have commercial value in its targeted markets.

Liquidity and Capital Resources

The Company had $190,696 in cash as of March 31, 2009, compared to $494,612 at December 31, 2008.  We have had continuing operating losses of $3,069,585 for the three months ended March 31, 2009, compared with operating losses of $1,227,373 for the three months ended March 31, 2008.  The net loss per share for the first quarter of 2009 was $0.17 compared to a loss of $0.08 per share for the same period in 2008.  The majority of the decrease is attributable to the recording of the derivative liability to fair market value as described above.

Net cash used in operating activities in the three month period ended March 31, 2009 was $701,433, a 1% increase, compared to $699,920 for the same period in 2008.  The majority of the change is due to the cash used to decrease accounts payable of $92,942 and decrease accrued expenses of $46,295.  For the three months ended March 31, 2008, the Company had increased accounts payable of $122,675 and slightly decreased inventories of $4,880.

At March 31, 2009, the Company’s net inventory was $2,382,350, representing a decrease of approximately $632,000, or 4% from the $3,014,503 on hand at December 31, 2008.  The Company is in multiple tests of our equipment and has included the machines in inventory until they are sold and begin producing revenues.  During the first quarter we completed the installation of a system and have removed the system from inventory and have included it in property and equipment during 2009 pursuant to lease agreements.

The operating outflow of cash was reduced by the Company issuing warrants and stock options in lieu of cash during the quarter of $83,535.  The Company recognized a non-cash increase from the discounting of the Company’s note payable to Water Science, LLC of $76,754.  (See Note 5 to the Company’s financial statements.)  Further, the Company recognized a non-cash increase in the derivative liability of $2,259,820, due to changes in the Black-Scholes value of the liability.

The Company used $102,483 in cash flows from investing activities during the period ended March 31, 2009 as compared to $6,340 used in the same period in 2008.  The cash flows from investing activities consisted of expenditures made for purchase of equipment ($99,467) and expense related to intellectual property ($3,016).

Cash flows from financing activities provided the Company $500,000 for the period ended March 31, 2009 compared with $2,856 used by the Company during the same period in 2008.  The Company received proceeds of $500,000 from the issuance of stock during the three months ended March 31, 2009.

We currently do not have sufficient funds to operate our business without additional funding, although we have limited funding commitments in place which would allow us to continue our operations for a limited period.  We expect to receive enough to support our operations through August 2009. However, we may not receive all the funding that has been committed and we do not have any other commitments in place to fund any future capital expenditures. Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues.  Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months.  Our senior convertible note payable with Water Science, which was extended in March 2009, will become due in September 2009, which will require cash of $3,000,000, plus interest, in order to satisfy the debt, if the note is not converted into common stock.  We anticipate that we may need an additional $2,000,000 or more in future funding to execute our business plan over the next twelve months. Moreover, if we able to expand our sale of EW machines as anticipated, we may need significant additional working capital to fund that expansion.  We do not have arrangements in place to provide us with this funding or any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  Note 1 of the notes to consolidated financial statements in Part II, Item 7 of the Company’s Annual Report on Form 10-K, dated December 31, 2008, describes the significant accounting policies and methods used in preparation of our consolidated financial statements.  We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates.  There were no material changes in our judgments or estimates during the first quarter of 2009.

Recent Accounting Pronouncements

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

In April 2009, the FASB issued Staff Position ("FSP") FAS 157-4, "Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. We do not expect the adoption of FSP FAS 157-4 to have a significant impact on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a significant impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 will have no impact on our financial statements.

Inflation

We do not expect the impact of inflation on operations to be significant.

Precious Metals

Raw materials used by the Company in the EW Machines include a number of precious metals and minerals.   Prices of these materials can be volatile and the Company has no fixed price contracts or arrangements.  The Company ordinarily does not attempt to hedge the price risk of its raw materials.  Commercial deposits of certain metals that are required for the alloys used in the EW Machines are found in only a few parts of the world, and for certain materials only single sources are readily available.  The  availability and prices of these metals  and  other   materials   may  be   influenced  by  private or governmental cartels, changes in world politics,  unstable governments in exporting nations,  production  interruptions,  inflation and other factors.   Although the Company has not experienced significant shortages of its supplies and raw materials, there can be no assurance that such shortages will not occur in the future.  Any such shortages or prices fluctuations could have a material adverse effect on the Company.

 Forward-Looking Statements

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved.  Any one of those factors could cause actual results to differ materially from those projected herein.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements include our expectations regarding working capital requirements and future funding, our expectations regarding our internal controls, expectations regarding funding commitments, our expectations regarding reductions in deposits from Water Science, future inventory levels, future test results, and plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized.  Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risks associated with successfully developing our business in evolving markets, our need for additional capital, our continuing operating losses, the ability of our management to conduct distribution activities and sell products, possible failure to successfully develop new products, vulnerability to competitors due to lack of patents on our products, and other risk factors listed in our annual report on Form 10-K for the year ended December 31, 2008 and our other SEC reports. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.   Controls and Procedures

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the first quarter of 2009.

Item 5. Other Information

None

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
10.1
First Amendment to Second Amended and Restated Senior Secured Convertible Promissory Note signed March 24, 2009 between the Company and Water Science LLC. (Incorporated by reference to Exhibit 10.30 of the Company's Form 10-K dated March 30, 2009.)

10.2
First Amendment to Stock Purchase Agreement dated March 25, 2009 between the Company and Water Science LLC. (Incorporated by reference to Exhibit 10.31 of the Company's Form 10-K dated March 30, 2009.)

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

Dated: May 14, 2009

EAU TECHNOLOGIES, INC.

By:	/s/ Wade R. Bradley

Wade R. Bradley
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian D. Heinhold

Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)