Form 10-Q
period 2009-06-30
EAU TECHNOLOGIES, INC.
filed 2009-08-14
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

000-51807
(Commission File No.)

EAU TECHNOLOGIES, INC.
(exact name of registrant as specified in its charter)

Delaware	87-0654478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1890 Cobb International Blvd, Suite A, Kennesaw Georgia	30152
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (678) 388-9492

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of August 13, 2009, the Registrant had 19,661,168 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2009

PART I - FINANCIAL INFORMATION

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2009	2008
CURRENT ASSETS	(Unaudited)	(Audited)
Cash and cash equivalents	$298,175	$494,612
Accounts receivable, net	22,635	8,710
Accounts receivable – related party, net	355,656	358,656
Accrued interest	9,375	1,875
Pre-paid expense	56,858	52,468
Note receivable, current portion	150,000	150,000
Inventory, net	2,227,900	3,014,503

Total current assets	3,120,599	4,080,824

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $125,013 and $113,359	34,991	46,644

LEASED EQUIPMENT, net of
accumulated depreciation of $76,981 and $15,156	1,051,192	200,253

OTHER ASSETS
Deposits	16,969	10,496
Restricted cash	240,000	240,000
Intellectual property	93,167	87,561

Total other assets	350,136	338,057

Total assets	$4,556,918	$4,665,778

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
	June 30,	December 31,
	2009	2008
CURRENT LIABILITIES	(Unaudited)	(Audited)
Accounts payable	$367,653	$373,206
Accrued expenses	786,063	658,608
Warranty reserve	95,015	100,000
Current portion of deferred licensing revenue – related party	200,000	200,000
Advance deposits on machine orders – related party	697,500	697,500
Current portion of long-term debt	32,231	23,581
Senior convertible note payable – related party, current portion net of discounts of $0 and $76,754	3,000,000	2,923,246

Total current liabilities	5,178,462	4,976,141

LONG TERM LIABILITIES

Long term debt, net of current portion	22,609	39,150
Deferred licensing revenue – related party	41,667	141,667
Derivative liability – related party	10,451,283	8,621,940

Total long term liabilities	10,515,559	8,802,757

Total liabilities	15,694,021	13,778,898

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 19,511,168 and 18,285,918 issued and outstanding, respectively	1,952	1,829
Additional paid in capital	41,010,924	39,594,894
Accumulated deficit	(52,149,979)	(48,709,843)

Total stockholders’ equity (deficit)	(11,137,103)	(9,113,120)

Total liabilities and stockholders’ equity (deficit)	$4,556,918	$4,665,778

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
NET SALES – RELATED PARTY	$50,000	$75,475	$100,000	$125,475

NET SALES	153,975	62,381	258,625	108,036

TOTAL SALES	203,975	137,856	358,625	233,511

COST OF GOODS SOLD	36,345	41,411	61,825	67,068

GROSS PROFIT	167,630	96,445	296,800	166,443

OPERATING EXPENSES
Depreciation and amortization	4,778	21,099	11,802	42,423
Research and development	42,938	20,387	117,005	30,789
General and administrative	848,598	1,055,059	1,598,629	2,137,442

Total operating expenses	896,314	1,096,545	1,727,436	2,210,654

LOSS BEFORE OTHER INCOME (EXPENSE)	(728,684)	(1,000,100)	(1,430,636)	(2,044,211)

OTHER INCOME (EXPENSE)
Interest expense	(76,184)	(228,474)	(187,802)	(505,619)
Interest income	3,840	3,351	7,645	11,481
Gain (Loss) on derivative liability	430,477	(257,549)	(1,829,343)	(171,796)
Other income (expense)	-	140	-	140

Total other income (expense)	358,133	(482,532)	(2,009,500)	(665,794)

LOSS BEFORE PROVISION FOR INCOME TAXES	(370,551)	(1,482,632)	(3,440,136)	(2,710,005)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(370,551)	$(1,482,632)	$(3,440,136)	$(2,710,005)

NET LOSS PER SHARE	$(0.02)	$(0.09)	$(0.18)	$(0.18)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	19,126,553	16,486,418	18,796,483	15,440,794

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK		ADDITIONAL
			PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2008 (Audited)	18,285,918	$1,829	$39,594,894	$(48,709,843)	$(9,113,120)

Issuance of shares for cash at $1.00 per share, to Water Science, a related party.	1,250,000	125	1,249,875	-	1,250,000

Issuance and vesting of options and warrants for services	-	-	166,153	-	166,153

Cancellation of shares	(24,750)	(2)	2		-

Net loss for the six months ended June 30, 2009	-	-	-	(3,440,136)	(3,440,136)

Balance, June 30, 2009	19,511,168	$1,952	$41,010,924	$(52,149,979)	$(11,137,103)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,440,136)	$(2,710,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	73,626	42,423
Bad debt expense	15,000	5,092
Shares issued for services	-	103,334
Warrants and options issued for services	166,153	325,940
Discount of note payable	76,754	447,368
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(28,925)	13,019
(Increase) decrease in accounts receivable – related party	3,000	(182)
(Increase) in pre-paid expense	(4,390)	(3,494)
(Increase) in accrued interest	(7,500)	-
(Increase) decrease in inventory	(18,581)	(60,425)
(Increase) decrease in deposits	(6,473)	1,162
Increase (decrease) in accounts payable	(5,553)	(61,464)
Increase (decrease) in warranty reserve	(4,985)	(8,000)
Increase in accrued expenses	127,455	7,096
(Decrease) in deferred revenue	(100,000)	(100,000)
Increase (decrease) in derivative liability	1,829,343	171,796
Net cash (used) in operating activities	(1,325,212)	(1,826,340)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(107,580)	-
Intellectual property disbursements	(5,754)	(7,746)
Net cash (used) in investing activities	(113,334)	(7,746)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(7,891)	(4,750)
Proceeds from issuance of common stock – related party	1,250,000	1,101,500
Net cash provided by financing activities	1,242,109	1,096,750
NET INCREASE (DECREASE) IN CASH	(196,437)	(737,336)
Cash and cash equivalents, beginning of period	494,612	1,413,744

Cash and cash equivalents, end of period	$298,175	$676,408

 See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	Six Months Ended
	June 30,
	2009	2008
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$3,613	$13,251
Income Taxes	$-	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities:

Common stock issued for services	$-	$103,334
Reclass inventory to Property and Equipment	$805,184	$-

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

NOTE 3 - INVENTORIES

The composition of inventories is as follows at:

	June 30, 2009	December 31, 2008
Finished goods	$986,161	$1,828,984
Raw materials	1,641,739	1,585,519
Allowance for obsolete inventory	(400,000)	(400,000)

	$2,227,900	$3,014,503

NOTE 4 – WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of three years.  The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs.  If actual results differ from the estimates, the Company would adjust the estimated warranty liability.  Changes in the warranty reserve for the six months ended June 30, 2009 are as follows:

Warranty reserve at beginning of period	$100,000
Costs accrued for additional warranties	-
Service obligations honored	(4,985)

Warranty reserve at end of period	$95,015
_______________

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - SENIOR CONVERTIBLE DEBT

In September 2005, the Company entered into a Senior Convertible Note (the “Note”) with Water Science, a related party, in exchange for $3,000,000. Pursuant to the debt agreement, the Note accrues interest at the rate of 3% per annum and was initially due, principal and interest together, on September 16, 2008.  In June 2008, Water Science agreed to extend the maturity date of the Note to March 16, 2009.  In March 2009, the Company and Water Science agreed to extend the maturity date to September 16, 2009 and increase the interest rate to 10%.  No principal or interest payments need to be paid during the loan period.  In October 2008, as part of a new financing agreement, the Company amended the Note and changed the conversion rate from $3.00 per share to $1.00 per share.  The Note may be converted into 3,000,000 shares of the Company’s $0.0001 par value common stock prior to the maturity date, and at any time, by the holder at a price per share equal to $1.00 per share, subject to certain other conversion adjustments.  The Company granted a security interest in all of the Company’s assets as collateral for the loan.  In connection with the original issuance of the Note, the Company granted a three year warrant to purchase up to two million shares of the Company’s $0.0001 par value common stock with an exercise price of $2.76 per share.

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

The remaining warrants contain “round down” provisions where the exercise price is to be adjusted if the Company should issue stock for less than the original exercise price.  Due to this feature, and pursuant to SEC guidance, the Company accounts for the warrants and convertible feature as a derivative liability with changes in fair value being recorded in the income statement.  As of June 30, 2009 and December 31, 2008, the value of the derivative liability was $10,451,283 and $8,621,940, respectively.  The Company recorded a loss of $1,829,343 and $171,796 in the change of the derivative liability to fair market value for the six month period ended June 30, 2009 and 2008, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  The agreement allows for a pro-rated refund during the first 5 years under certain circumstances.  The Company recognizes income from this agreement over the first 5 years of the agreement.  The Company recognized $100,000 in each of the periods ended June 30, 2009 and 2008.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  The Company did not have any sales to Water Science during the six months ended June 30, 2009 and had sales of $25,475 for the same period in 2008.  The Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at June 30, 2009 and 2008.  In connection with the sales of the machines and products, the Company has recorded approximately $350,156 in accounts receivable at June 30, 2009.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS – (Continued)

Senior Note Payable - In September 2005, the Company entered into a Senior Convertible Note with Water Science in exchange for $3,000,000 (see Note 5).  The Company accounts for the warrants and convertible debt feature as a derivative liability with changes in fair value being recorded in the income statement.  The Company recorded a loss of $1,829,343 and $171,796 due to the change in the fair market value for the six months ended June 30, 2009 and 2008, respectfully.

Licensing Fee –In September 2005, the Company received $1,000,000 in exchange for providing Water Science exclusive licensing and distribution rights for a five-year term for a specified market area. The agreement provides termination rights by Water Sciences and a pro rata refund of the fee. The Company recognizes the fee on a pro rata basis over the life of the agreement. The Company recognized $100,000 in each of the six months ended June 30, 2009 and 2008.

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

Advances – Periodically throughout the year, the Company advances employees cash for certain reimbursable expenses.  As of June 30, 2009 and 2008, the Company had advances to employees in the amount of $5,500 and $8,500, respectively.

Employee Options – In December 2007, the Company granted 480,260 options to various employees.  The options are for a term of ten (10) years and have an exercise price of $1.30 per share.  The options vest over a period of four (4) years.   The options were valued using the Black-Scholes model with the following assumptions:  risk free rate of 4.64%, volatility at 87.06% and the stock price at $1.30.  The value of each warrant is approximately $1.13 per warrant.  The Company recognized $68,777 in stock option expense related to the options for the six months ended June 30, 2009.

In November 2007, the Company granted 530,000 options to Douglas Kindred, in connection with the appointment of Mr. Kindred as Chief Technology Officer.  The options are for a term of ten (10) years and have an exercise price of $1.30 per share.  The options vest over a period of four (4) years.   The warrants were valued using the Black-Scholes model with the following assumptions:  risk free rate of 4.28%, volatility at 85.99% and the stock price at $1.01.  The value of each warrant is approximately $0.85 per warrant.  The Company recognized $61,005 during the period ended June 30, 2009.

NOTE 7 – CAPITAL STOCK

In November 2008, Theodore Jacoby, a director of the Company, purchased 100,000 shares of common stock of the Company for $100,000 at a price of $1.00 per share.

In October 2008, the Board of Directors approved a transaction with Water Science, LLC (“WS”), a related party, pursuant to (1) a Stock Purchase Agreement (the “Purchase Agreement”) and (2) a Second Amended and Restated Senior Secured Convertible Promissory Note (the “Second Amended Convertible Note”). The Purchase Agreement provides for the purchase of 2.5 million shares of common stock of the Company at a price of $1.00 per share and the amendment of the original Amended and Restated Senior Secured Convertible Promissory Note dated as of May 8, 2008, to change the conversion rate from $3.00 per share to $1.00 per share, as reflected in the Second Amended Convertible Note. The purchase of the common stock was to occur in six monthly installments of $350,000 beginning October 14, 2008 plus a final installment of $400,000 on April 15, 2009. As of December 31, 2008, the Company had received $1,050,000 under the agreement.  As of March 2009, the Company received an additional $500,000.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – CAPITAL STOCK – (Continued)

In March 2009, the Company and Water Science amended the payment schedule of the Purchase Agreement on the final $950,000.  The purchase of the common stock was scheduled to occur in four monthly installments of $250,000 on April 15, 2009, $250,000 on May 15, $250,000 on June 15 and a final installment of $200,000 on July 15, 2009.  As of the date of this report, the Company has received payment of all of these installments except $75,000 of the final installment.  We expect to receive that last amount before the end of August 2009.  The Second Amended Convertible Note included an interest rate of 3% and a maturity date of March 16, 2009. In March 2009, the Company and Water Science agreed to extend the maturity date to September 16, 2009 and increase the interest rate to 10%.  WS is controlled by Peter Ullrich, a member of the Board of Directors of the Company.

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

NOTE 8 – GOING CONCERN

The Company has incurred significant losses and has had negative cash flows from operations.  As a result, at June 30, 2009, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations.  We currently do not have sufficient funds to operate our business without additional funding.  The Company is currently in negotiations to obtain additional short-term funding to provide liquidity through the end of 2009.  We expect to finalize an agreement in August.  Management will continue to seek to obtain sufficient funding for its operations through either debt or equity financing.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three month period ended June 30, 2008 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three month period ended June 30, 2009 and 2008 was $83,535 and $162,970, respectively, related to employee stock options issued and vesting during the period.

Basic and Fully Diluted Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net Loss (numerator)	$(370,551)	$(1,482,632)	$(3,440,136)	$(2,710,005)
Shares (denominator)	19,126,553	16,486,418	18,796,483	15,440,794
Per share amount	$(0.02)	$(0.09)	$(0.18)	$(0.18)

The Company’s outstanding stock options have been excluded from the basic net loss per share calculation for the three month period ended June 30, 2009 and 2008, because they are anti-dilutive.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The following table is a summary of the status of the warrants and options granted and outstanding for the three months ended June 30, 2009:

	Number of Options and Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	8,387,867	$1.60
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(130,210)	1.17

Outstanding at end of period	8,257,657	$1.61

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$.01-.50	210,000	0.9 years	$0.06	$210,000	0.06
1.00-1.99	6,724,491	2.3 years	1.30	5,766,796	1.30
2.00-2.99	720,000	5.4 years	2.56	720,000	2.56
3.00-3.99	115,000	5.8 years	3.46	115,000	3.46
4.00-4.99	255,000	0.5 years	4.00	255,000	4.00
5.00-5.50	233,166	0.8 years	5.17	233,166	5.17

$.01-5.50	8,257,657	2.3 years	$1.61	$7,299,962	1.64

The fair value of each warrant granted is estimated on the date granted using the Black-Scholes pricing model, with the following assumptions for warrants issued in 2007: risk-free interest rate of between 4.6% and 4.99%, expected dividend yield of zero, expected lives of 3 and 5 years and expected volatility of between 59.76% and 89.54%.  No options were granted in 2008 or 2009.

NOTE 10 – SUBSEQUENT EVENTS

Management evaluated the subsequent events disclosed below as of August 13, 2009, noting the following:

As of the date of this report the Company received $125,000 from Water Science in partial satisfaction of the final installment of the Stock Purchase Agreement as discussed in Note 7 and expects to receive the remaining $75,000 in August.  Under the terms of the agreement, the Company has the right to adjust the exercise price of the warrants held by WS from $1.00 per share to $3.00 per share if WS defaults in its payments.  The Company intends to waive any right to such an adjustment upon receipt of the final amount in August.

In July 2009, the Company granted 25,000 shares of EAU common stock to Larry Earle, a consultant to the Company, pursuant to the Company’s 2007 Stock Incentive Plan.

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

Dairy Cattle.  The Company commenced hydration and production tests on dairy cattle in 2006.  Initial results indicate an increase in milk production and milk fat while maintaining the protein content.  In August 2008, we reached an agreement with a dairy located in Georgia to begin paying for the use of our equipment.    During the first quarter of 2009, the Company installed a second unit at the dairy located in Georgia to provide our fluids to all of the cows on the dairy.  EAU is currently receiving minimal revenues in a commercial capacity.  We will continue to do more clinical research and field testing in the dairy market in order to support a full industry rollout.  We recently engaged the University of Georgia to perform additional tests on dairy cows.

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

From these results we successfully completed Phase I of our USDA Online Reprocessing (“OLR”) Certification. The EAU Technologies OLR intervention also tested well showing a statistically significant difference between control and test groups.  EAU is currently having results obtained from its installation in upstate New York statistically analyzed for OLR Certification to the USDA. On April 29, 2009, EAU received a letter of “no objection” from the USDA for our installation at Fieldale Farms to be our Phase II facility. Assuming that we are able to duplicate earlier results, which is not guaranteed, we expect to receive approval for full commercialization of Empowered Water™ as an OLR option. With this approval there will be no limitations to leasing our technology as an OLR agent.

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

In 2008, EAU signed an agreement with Fieldale Farms, a large poultry producer in northern Georgia, to install our equipment at their facility.  We began receiving revenues of approximately $27,500 per month from this facility in February 2009.  On April 29, 2009, EAU received a letter of “no objection” from the USDA for our installation at Fieldale Farms to be our Phase II facility.  We have completed the OLR data gathering stage and will submit our findings to the USDA in the next month for full OLR approval.

Clean-in-Place.  In the third quarter of 2008 we installed our equipment to test a clean-in-place (CIP) application with an international beverage bottling company for use with cold beverages.  This test is complete and was a success. There were three stages of this trial that were conducted simultaneously: 1) Syrup tanks; 2) Bag in box; 3) Bottling. The purpose of the trial was to identify whether EAU’s non-toxic ambient temperature Empowered Waters could replace current 3-5 step CIP processes. In order to become an approved technology as well as an approved vendor for this bottling company, EAU had to show good antimicrobial efficacy, water savings, and improved CIP efficiency. At this time, this installation does not generate any revenues.  With the positive results of all phases of the tests being completed for carbonated beverages, EAU is now in a position to begin marketing our systems within the bottling company.  We are expanding our CIP capabilities and are working with the bottling company on a hot fill application for pasteurized beverages.  EAU will continue to test other CIP applications to manage all beverage and food products as the technology is introduced.

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

Financial Position

The Company had $298,175 in cash as of June 30, 2009, compared to $494,612 at December 31, 2008.  We also had $240,000 in restricted cash related to an escrow agreement.  The Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at June 30, 2009.  This will be reduced as the Company delivers machines on order to Water Science, a related party.  Water Science, who has exclusive rights to sell our products in Central and South America, is also an affiliate of the Company, and by agreement may purchase machinery from us at cost plus 25 percent.  Long term debt decreased slightly from $39,150 at December 31, 2008 to $22,609 at June 30, 2009.  At June 30, 2009, our stockholders’ deficit was $11,088,653.

Results of Operations for the Three months ended June 30, 2009 and 2008

Revenues and Net Income

The Company had total revenues of $203,975 for the three months ended June 30, 2009, which represents an increase of 48% from the $137,856 in total revenues for the same period one year earlier.  The increase is due to the increased fees the Company is collecting on its leased systems and maintenance fees from previously sold machines.  In an effort to streamline our corporate focus and our business plan, the Company is no longer marketing products that are not directly related to its core competencies, which is the development of Empowered Water™ technologies.

Net loss from continuing operations for the three months ended June 30, 2009 was $370,551, or a loss of $0.02 per share, compared with a net loss from continuing operations of $1,482,632, or $0.09 per share for the same period in 2008.  The majority of the increased net loss is due to the recording of the derivative liability to fair market value, which is based on calculating the Black Scholes value for the liability.  For the three months ended June 30, 2009, the Company recognized a gain of $430,477 as compared to a loss of $257,549 for the three months ended June 30, 2008.  The current quarter net loss includes $76,184 in interest expense, compared to $228,474 in 2008.  This is due to interest expense related to the senior note payable entered into in September 2005.  During the current quarter the discount of the note was fully expensed.

General and Administrative Expenses

The Company’s general and administrative expenses totaled $848,598 during the three months ended June 30, 2009, compared to $1,055,059 during the three months ended June 30, 2008, for a decrease of $206,461.  General and administrative expense for 2009 consists primarily of payroll and other compensation expense ($349,380), legal and professional fees ($125,654), expense related to granting of stock and options ($82,618) and insurance expenses ($50,102).

Research and Development

Research and development expenses incurred during the three month period ended June 30, 2009 increased $22,551, from $20,387 in 2008 to $42,938 in 2009.  While the Company will continue to conduct research to improve its products and their performance, it believes it has developed proven products that have commercial value in its targeted markets.

Results of Operations for the Six months ended June 30, 2009 and 2008

Revenues and Net Income

The Company had total revenues of $358,625 for the six months ended June 30, 2009, which represents an increase of 54% from the $233,511 in total revenues for the same period one year earlier.  The increase is due to the increased fees the Company is collecting on its leased systems and maintenance fees from previously sold machines.  In an effort to streamline our corporate focus and our business plan, the Company is no longer marketing products that are not directly related to its core competencies, which is the development of Empowered Water™ technologies.

Net loss from continuing operations for the six months ended June 30, 2009 was $3,440,136, or a loss of $0.18 per share, compared with a net loss from continuing operations of $2,710,005, or $0.18 per share for the same period in 2008.  The majority of the increased net loss is due to the recording of the derivative liability to fair market value, which is based on calculating the Black Scholes value for the liability.  For the six months ended June 30, 2009, the Company recognized a loss of $1,829,343 as compared to a loss of $171,796 for the six months ended June 30, 2008.  Excluding the loss on the derivative liability the Company had a net loss of $1,562,343, or $0.08 per share.  The current quarter net loss includes $187,802 in interest expense, compared to $505,619 in 2008.  This is due to interest expense related to the senior note payable entered into in September 2005.  During the current quarter the discount of the note was fully expensed.

General and Administrative Expenses

The Company’s general and administrative expenses totaled $1,598,629 during the six months ended June 30, 2009, compared to $2,137,442 during the six months ended June 30, 2008, for a decrease of $587,263.  General and administrative expense for 2009 consists primarily of payroll and other compensation expense ($706,075), legal and professional fees ($273,492), expense related to granting of stock and options ($166,153) and insurance expenses ($145,713).

Research and Development

Research and development expenses incurred during the six month period ended June 30, 2009 increased $86,216, from $30,789 in 2008 to $117,005 in 2009.  While the Company will continue to conduct research to improve its products and their performance, it believes it has developed proven products that have commercial value in its targeted markets.

Liquidity and Capital Resources

The Company had $298,175 in cash as of June 30, 2009, compared to $494,612 at December 31, 2008.  We have had continuing operating losses of $3,440,136 for the six months ended June 30, 2009, compared with operating losses of $2,710,005 for the six months ended June 30, 2008.  The net loss per share for the first six months of 2009 and 2008 was $0.18 per share.  The majority of the decrease is attributable to the recording of the derivative liability to fair market value as described above.

Net cash used in operating activities in the six month period ended June 30, 2009 was $1,325,212, a 27% decrease, compared to $1,826,340 for the same period in 2008.  The majority of the cash used was for normal operating expenses.  The Company used $18,581 to increase inventories as compared to $60,425 during the comparable period in 2008.  The majority of the remaining changes were non-cash changes, such as a decrease in deferred revenue, increase in accounts receivable and the recognition of expenses related to stock options.

At June 30, 2009, the Company’s net inventory was $2,227,900, representing a decrease of approximately $787,000, or 26% from the $3,014,503 on hand at December 31, 2008.  The Company is in multiple tests of our equipment and has included the machines in inventory until they are sold and begin producing revenues.  During the first six months of 2009 we completed the installation of a poultry system and a dairy system and have removed the systems from inventory and included them in property and equipment.

The operating outflow of cash was reduced by the Company issuing warrants and stock options in lieu of cash during the quarter of $166,153.  The Company recognized a non-cash increase from the discounting of the Company’s note payable to Water Science, LLC of $76,754.  (See Note 5 to the Company’s financial statements.)  Further, the Company recognized a non-cash increase in the derivative liability of $1,829,343, due to changes in the Black-Scholes value of the liability.

The Company used $113,334 in cash flows from investing activities during the period ended June 30, 2009 as compared to $7,746 used in the same period in 2008.  The cash flows from investing activities consisted of expenditures made for purchase of equipment ($107,580) and expense related to intellectual property ($5,754).

Cash flows from financing activities provided the Company $1,242,109 for the period ended June 30, 2009 compared with $1,096,750 provided the Company during the same period in 2008.  The Company received proceeds of $1,250,000 from the issuance of stock during the six months ended June 30, 2009.

We currently do not have sufficient funds to operate our business without additional funding.  The Company is currently in negotiations to obtain additional short term funding to provide liquidity through the end of 2009.  We expect to finalize an agreement in August.  Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues.  Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months.  Our senior convertible note payable with Water Science, which was extended in March 2009, will become due in September 2009, which will require cash of $3,000,000, plus interest, in order to satisfy the debt, if the note is not converted into common stock.  We anticipate that we may need an additional $2,000,000 or more in future funding to execute our business plan over the next twelve months. Moreover, if we able to expand our sale of EW machines as anticipated, we may need significant additional working capital to fund that expansion.  We do not have arrangements in place to provide us with this funding or any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.

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

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 165, Subsequent Events, which established general accounting standards and disclosure for subsequent events. The Company adopted SFAS No. 165 during the second quarter of 2009. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date and time the financial statements were issued on August 13, 2009.  See Note 10 of the Company’s financial statements for the related disclosure. The adoption of FAS 165 did not have a material impact on our financial statements.

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

Item 4T.   Controls and Procedures

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 5.  Other Information

In March 2009, the Company and Water Science amended the payment schedule of the Stock Purchase Agreement.  The purchase of the common stock was scheduled to occur in four monthly installments of $250,000 on April 15, 2009, $250,000 on May 15, $250,000 on June 15 and a final installment of $200,000 on July 15, 2009.  As of the date of this report, the Company has received payment of all of these installments except $75,000 of the final installment.  We expect to receive that last amount before the end of August 2009.  Under the terms of the agreement, the Company has the right to adjust the exercise price of the warrants held by WS from $1.00 per share to $3.00 per share if WS defaults in its payments.  The Company intends to waive any right to such an adjustment upon receipt of the final amount in August.

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

Dated: August 13, 2009

EAU TECHNOLOGIES, INC.

By:	/s/ Wade R. Bradley
Wade R. Bradley Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brian D. Heinhold
Brian D. Heinhold Chief Financial Officer (Principal Financial Officer)