Form 10-Q
period 2009-09-30
EAU TECHNOLOGIES, INC.
filed 2009-11-16
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
Yes ☐  No ☒

As of November 16, 2009, the Registrant had 19,661,168 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2009

INDEX

PART I - FINANCIAL INFORMATION

EAU TECHNOLOGIES, INC.

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$137,825	$494,612
Accounts receivable, net	31,710	8,710
Accounts receivable – related party, net	355,656	358,656
Accrued interest	13,125	1,875
Pre-paid expense	48,075	52,468
Note receivable, current portion	150,000	150,000
Inventory, net	2,169,053	3,014,503

Total current assets	2,905,444	4,080,824

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $129,716 and $113,359	30,288	46,644

LEASED EQUIPMENT, net of accumulated depreciation of $117,593 and $15,156	1,010,580	200,253

OTHER ASSETS
Deposits	10,496	10,496
Restricted cash	240,000	240,000
Intellectual property, net	91,134	87,561

Total other assets	341,630	338,057

Total assets	$4,287,942	$4,665,778

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

  LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$387,585	$373,206
Accrued expenses	871,492	658,608
Warranty reserve	92,160	100,000
Current portion of deferred licensing revenue – related party	191,667	200,000
Advance deposits on machine orders – related party	697,500	697,500
Current portion of long-term debt	39,892	23,581
Convertible notes payable – related party, net of discounts of $0 and $76,754	-	2,923,246

Total current liabilities	2,280,296	4,976,141

LONG TERM LIABILITIES

Long term debt, net of current portion	17,452	39,150
Convertible notes payable – related party, net of discounts of $0 and $76,754	3,200,000	-
Deferred licensing revenue – related party	-	141,667
Derivative liability – related party	11,762,027	8,621,940

Total long term liabilities	14,979,479	8,802,757

Total liabilities	17,259,775	13,778,898

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 19,886,168 and 18,285,918 issued and outstanding, respectively	1,989	1,829
Additional paid in capital	41,363,255	39,594,894
Accumulated deficit	(54,337,077)	(48,709,843)

Total stockholders’ equity (deficit)	(12,971,833)	(9,113,120)

Total liabilities and stockholders’ equity (deficit)	$4,287,942	$4,665,778

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

NET SALES – RELATED PARTY	$50,000	$50,000	$150,000	$192,620

NET SALES	155,025	45,625	413,650	136,516

TOTAL SALES	205,025	95,625	563,650	329,136

COST OF GOODS SOLD	40,611	8,958	102,436	76,026

GROSS PROFIT	164,414	86,667	461,214	253,110

OPERATING EXPENSES
Depreciation and amortization	4,778	17,632	16,580	60,055
Research and development	103,391	67,945	220,396	98,734
General and administrative	855,379	958,554	2,454,008	3,095,996

Total operating expenses	963,548	1,044,131	2,690,984	3,254,785

LOSS BEFORE OTHER INCOME (EXPENSE)	(799,134)	(957,464)	(2,229,770)	(3,001,675)

OTHER INCOME (EXPENSE)
Interest expense	(81,049)	(117,907)	(268,851)	(623,526)
Interest income	3,829	800	11,474	12,281
Gain (Loss) on derivative liability	(1,310,744)	298,810	(3,140,087)	127,014
Other income (expense)	-	-	-	140

Total other income (expense)	(1,387,964)	181,703	(3,397,464)	(484,091)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,187,098)	(775,761)	(5,627,234)	(3,485,766)

PROVISION FOR INCOME TAXES	-	-		-

NET LOSS	$(2,187,098)	$(775,761)	$(5,627,234)	$(3,485,766)

NET LOSS PER SHARE	$(0.11)	$(0.05)	$(0.30)	$(0.22)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	19,621,494	16,947,956	19,074,059	15,847,466

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK		ADDITIONAL
			PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2008 (Audited)	18,285,918	$1,829	$39,594,894	$(48,709,843)	$(9,113,120)

Issuance of shares for cash at $1.00 per share, to Water Science, a related party.	1,450,000	145	1,449,855	-	1,450,000

Issuance and vesting of options and warrants for services	-	-	248,771	-	248,771

Cancellation of shares	(24,750)	(2)	2		-

Issuance of shares of restricted stock to members of the Board of Directors	150,000	15	59,985		60,000

Issuance of shares for consulting services	25,000	2	9,748		9,750

Net loss for the nine months ended September 30, 2009	-	-	-	(5,627,234)	(5,627,234)

Balance, September 30, 2009	19,886,168	$1,989	$41,363,255	$(54,337,077)	$(12,971,833)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,627,234)	$(3,485,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	119,015	65,708
Bad debt expense	22,500	5,092
Shares issued for services	69,750	157,373
Warrants and options issued for services	248,771	488,910
Discount of note payable	76,754	539,473
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(45,500)	13,315
(Increase) decrease in accounts receivable – related party	3,000	(182)
(Increase) in pre-paid expense	4,393	4,559
(Increase) in accrued interest	(11,250)	-
(Increase) decrease in inventory	40,266	(23,717)
(Increase) decrease in deposits	-	(66,935)
Increase (decrease) in accounts payable	14,379	(301)
Increase (decrease) in warranty reserve	(7,840)	(14,000)
Increase in accrued expenses	212,884	28,688
(Decrease) in deferred revenue	(150,000)	(150,000)
Increase (decrease) in derivative liability	3,140,087	(127,014)
Net cash (used) in operating activities	(1,890,025)	(2,564,797)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(107,580)	-
Intellectual property disbursements	(3,795)	(16,081)
Net cash (used) in investing activities	(111,375)	(16,081)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(5,387)	(7,851)
Proceeds from issuance of note payable – related party	200,000	-
Proceeds from issuance of common stock – related party	1,450,000	1,701,500
Net cash provided by financing activities	1,644,613	1,693,649
NET INCREASE (DECREASE) IN CASH	(356,787)	(887,229)
Cash and cash equivalents, beginning of period	494,612	1,413,744

Cash and cash equivalents, end of period	$137,825	$526,515

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	Nine Months Ended
	September 30,
	2009	2008

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$3,613	$16,550
Income Taxes	$-	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities:

Common stock issued for services	$69,750	$157,373
Reclass inventory to Property and Equipment	$805,184	$-

See notes to financial statements.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed financial statements were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In management’s opinion all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows.  The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

NOTE 3 - INVENTORIES

The composition of inventories is as follows at:

	September 30,	December 31,
	2009	2008
Finished goods	$977,981	$1,828,984
Raw materials	1,591,072	1,585,519
Allowance for obsolete inventory	(400,000)	(400,000)

	$2,169,053	$3,014,503

NOTE 4 – WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of three years.  The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs.  If actual results differ from the estimates, the Company would adjust the estimated warranty liability.  Changes in the warranty reserve for the nine months ended September 30, 2009 are as follows:

Warranty reserve at beginning of period	$100,000
Costs accrued for additional warranties	-
Service obligations honored	(7,840)

Warranty reserve at end of period	$92,160

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - CONVERTIBLE DEBT

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

In August 2009, the Company entered into the Second Amendment (the “Amendment”) to the Second Amended and Restated Senior Secured Convertible Promissory Note (the “Promissory Note”) with Water Science, a related party.  The Amendment extends the maturity date of the Promissory Note from September 16, 2009 to November 1, 2010.  In all other material respects, the Promissory Note remains unchanged.

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

On August 27, 2009, the Company entered into a Loan Agreement with Mr. Peter Ullrich, a related party, whereby he agreed to loan $600,000 to the Company, funded in three installments, as follows, $200,000 payable on September 15, 2009, $200,000 payable on October 15, 2009, and $200,000 payable on November 15, 2009.

Simple interest will accrue at a rate of 10% per annum on the unpaid principal amount outstanding and the loan will mature on November 1, 2010, at which time accrued interest and the outstanding principal balance shall be due.   The agreement contains an optional conversion right, whereby the Lender may convert all or any portion of the outstanding principal and interest due into shares of the Company’s common stock at a price per share equal to $1.00 per share; however, if the Lender fails to make any of the installment payments on the dates set forth above, the conversion price will increase to $3.00 per share.

The remaining warrants and the conversion rate contain “round down” provisions where the exercise price is to be adjusted if the Company should issue stock for less than the original exercise price.  Due to this feature, and pursuant to SEC guidance, the Company accounts for the warrants and convertible feature as a derivative liability with changes in fair value being recorded in the income statement.  As of September 30, 2009 and December 31, 2008, the value of the derivative liability was $11,762,027 and $8,621,940, respectively.  The Company recorded a loss of $3,140,087 and a gain of $127,014 in the change of the derivative liability to fair market value for the nine month period ended September 30, 2009 and 2008, respectively.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  The agreement allows for a pro-rated refund during the first 5 years under certain circumstances.  The Company recognizes income from this agreement over the first 5 years of the agreement.  The Company recognized $150,000 in each of the periods ended September 30, 2009 and 2008.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  The Company did not have any sales to Water Science during the nine months ended September 30, 2009 and had sales of $42,620 for the same period in 2008.  The Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at September 30, 2009 and 2008.  In connection with the sales of the machines and products, the Company has recorded approximately $350,156 in accounts receivable at September 30, 2009.

Convertible Note Payable - In September 2005, the Company entered into a Senior Convertible Note with Water Science in exchange for $3,000,000 (see Note 5).  The Company accounts for the warrants and convertible debt feature as a derivative liability with changes in fair value being recorded in the income statement.  The Company recorded a loss of $3,140,087 and a gain of $127,014 due to the change in the fair market value for the nine months ended September 30, 2009 and 2008, respectfully.

On August 27, 2009, the Company entered into a Convertible Note with Mr. Peter Ullrich, a related party, whereby he agreed to loan $600,000 to the Company, funded in three installments, as follows, $200,000 payable on September 15, 2009, $200,000 payable on October 15, 2009, and $200,000 payable on November 15, 2009.  (see Note 5)

Licensing Fee –In September 2005, the Company received $1,000,000 in exchange for providing Water Science exclusive licensing and distribution rights for a five-year term for a specified market area. The agreement provides termination rights by Water Sciences and a pro rata refund of the fee. The Company recognizes the fee on a pro rata basis over the life of the agreement. The Company recognized $150,000 in each of the nine months ended September 30, 2009 and 2008.

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

Advances – Periodically throughout the year, the Company advances employees cash for certain reimbursable expenses.  As of September 30, 2009 and 2008, the Company had advances to employees in the amount of $5,500 and $8,500, respectively.

Employee Options – In December 2007, the Company granted 480,260 options to various employees.  The options are for a term of ten (10) years and have an exercise price of $1.30 per share.  The options vest over a period of four (4) years.   The options were valued using the Black-Scholes model with the following assumptions:  risk free rate of 4.64%, volatility at 87.06% and the stock price at $1.30.  The value of each warrant is approximately $1.13 per warrant.  The Company recognized $102,708 in stock option expense related to the options for the nine months ended September 30, 2009.

In November 2007, the Company granted 530,000 options to Douglas Kindred, in connection with the appointment of Mr. Kindred as Chief Technology Officer.  The options are for a term of ten (10) years and have an exercise price of $1.30 per share.  The options vest over a period of four (4) years.   The warrants were valued using the Black-Scholes model with the following assumptions:  risk free rate of 4.28%, volatility at 85.99% and the stock price at $1.01.  The value of each warrant is approximately $0.85 per warrant.  The Company recognized $91,508 during the period ended September 30, 2009.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – CAPITAL STOCK

In July 2009, the Company granted 25,000 shares of EAU common stock to Larry Earle, a consultant to the Company, pursuant to the Company’s 2007 Stock Incentive Plan.

In May 2009, the Compensation Committee of the Board of Directors of the Company granted 30,000 shares of restricted stock for each director, effective on May 14, 2009. The restricted stock will vest ratably over a period of two years from the date of grant. These grants were made pursuant to the annual directors’ compensation program approved by the Board in December 2007.

In November 2008, Theodore Jacoby, a director of the Company, purchased 100,000 shares of common stock of the Company for $100,000 at a price of $1.00 per share.

In October 2008, the Board of Directors approved a transaction with Water Science, LLC (“WS”), a related party, pursuant to (1) a Stock Purchase Agreement (the “Purchase Agreement”) and (2) a Second Amended and Restated Senior Secured Convertible Promissory Note (the “Second Amended Convertible Note”). The Purchase Agreement provides for the purchase of 2.5 million shares of common stock of the Company at a price of $1.00 per share and the amendment of the original Amended and Restated Senior Secured Convertible Promissory Note dated as of May 8, 2008, to change the conversion rate from $3.00 per share to $1.00 per share, as reflected in the Second Amended Convertible Note. The purchase of the common stock was to occur in six monthly installments of $350,000 beginning October 14, 2008 plus a final installment of $400,000 on April 15, 2009. As of December 31, 2008, the Company had received $1,050,000 under the agreement.  As of September 30, 2009, the Company received the remaining payments of $1,450,000 under this agreement.

In March 2009, the Company and Water Science amended the payment schedule of the Purchase Agreement on the final $950,000.  The purchase of the common stock was scheduled to occur in four monthly installments of $250,000 on April 15, 2009, $250,000 on May 15, $250,000 on June 15 and a final installment of $200,000 on July 15, 2009.  As of the date of this report, the Company has received payment of all of these installments.  The Second Amended Convertible Note included an interest rate of 3% and a maturity date of March 16, 2009. In March 2009, the Company and Water Science agreed to extend the maturity date to September 16, 2009 and increase the interest rate to 10%.  In August 2009, the note was again extended until November 1, 2010.  WS is controlled by Peter Ullrich, a member of the Board of Directors of the Company.

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

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 – GOING CONCERN

The Company has incurred significant losses and has had negative cash flows from operations.  As a result, at September 30, 2009, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations.  We currently do not have sufficient funds to operate our business without additional funding.  The Company is currently seeking additional short-term funding to provide liquidity through the first half of 2010.  Management will continue to seek to obtain sufficient funding for its operations through either debt or equity financing.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses.

The Company estimates that it will need approximately $2,000,000 for the upcoming twelve months to execute our business plan and an additional $3,000,000, plus interest, in order to satisfy our senior note payable with Water Science, which becomes due in November 2010, if the note is not converted into common stock.  Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

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

NOTE 9 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based-Compensation Expense

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement method to account for stock-based compensation. The Company uses the Black-Scholes valuation formula, which is a closed-form model that uses an equation to determine the estimated fair value of stock options.  Stock-based compensation expense recognized for the nine month period ended September 30, 2009 and 2008 was $248,771 and $488,910, respectively, related to employee stock options issued and vesting during the period.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net Loss (numerator)	$(2,187,098)	$(775,761)	$(5,627,234)	$(3,485,766)
Shares (denominator)	19,621,494	16,947,956	19,074,059	15,847,466
Per share amount	$(0.11)	$(0.05)	$(0.30)	$(0.22)

The Company’s outstanding stock options have been excluded from the basic net loss per share calculation for the three month period ended September 30, 2009 and 2008, because they are anti-dilutive.

The following table is a summary of the status of the warrants and options granted and outstanding at September 30, 2009:
	Number	Weighted
	of Options	Average Exercise
	and Warrants	Price

Outstanding at beginning of period	8,387,867	$1.60
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(209,095)	2.80

Outstanding at end of period	8,178,772	$1.56

A summary of the status of the warrants outstanding at September 30, 2009 is presented below:

		Warrants Outstanding		Warrants Exercisable
Range of		Weighted-Average	Weighted-Average		Weighted-Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$.01-.50	210,000	0.7 years	$0.06	210,000	$0.06
1.00-1.99	6,724,491	1.8 years	1.30	5,766,796	1.30
2.00-2.99	720,000	4.9 years	2.56	720,000	2.56
3.00-3.99	115,000	5.3 years	3.46	115,000	3.46
4.00-4.99	255,000	0.1 years	4.00	255,000	4.00
5.00-5.50	154,281	0.4 years	5.00	154,281	5.00

$.01-5.50	8,178,772	2.1 years	$1.56	7,221,077	$1.60
The fair value of each warrant granted is estimated on the date granted using the Black-Scholes pricing model, with the following assumptions for warrants issued in 2007: risk-free interest rate of between 4.6% and 4.99%, expected dividend yield of zero, expected lives of 3 and 5 years and expected volatility of between 59.76% and 89.54%.  No options or warrants were granted in 2008 or 2009.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 10 – SUBSEQUENT EVENTS

In October 2009, the Company received $200,000 in cash from a related party on the next installment of the note payable to Peter Ullrich.

In 2008, EAU signed an agreement with Fieldale Farms, a large poultry producer in northern Georgia, to install our equipment at their facility.  We began receiving revenues of approximately $27,500 per month from this facility in February 2009.  Per the terms of the agreement, we were to help the plant achieve Category 1 status.  The plant completed a USDA test set October 2009 with the results that it complied with Category 1 status.  The plant has indicated that it intends to terminate the agreement as of November 23, 2009.  Management is currently in negotiations to continue operations.  Should the negotiations fail to produce an ongoing relationship, management estimates that the loss on removing the equipment from the plant to be approximately $150,000 to $200,000.  However, at this time the system is still being utilized by the plant.

Management evaluated events through November 16, 2009, for consideration as a subsequent event to be included in our September 30, 2009 financial statements issued November 16, 2009.

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

The Company has experienced some sales resistance from the multiple industries including the poultry industry, because operators did not have sufficient motivation to invest in new technologies to improve the safety and cleanliness of food products.  In February 2008, a regulatory change occurred that we believe may increase the motivation.  The Food Safety Inspection Service (“FSIS”), a division of the USDA, sets the public heath performance standards for all raw and processed meat, poultry and egg processing standard for the United States.  The FSIS has implemented a process called the “Public Health Risk Based Inspection” platform to regulate these industries based on the relative risk a processing facility imposes to the human health index.  The new system allows the FSIS to allocate and prioritize its resources at processing plants based on the risk each plant presents. The new categorization platform lists processors in three categories, Category 1: 10% positive and below; Category 2: 10%-20% positive for Salmonella and other pathogens; Category 3: 20%-22% positive for Salmonella and other pathogens. For processors with strong processes and intervention systems meeting the Category 1 criteria, there would be far less FSIS inspectors on site, thus reducing the cost incurred by the plant. We believe that with the success that we have achieved in field trials and commercial installations, in conjunction with the new FSIS policies and regulations, will make EAU’s products appealing to the industry. While it will take time for the poultry industry to fall into compliance with this new rating system, EAU now has a tangible reason for poultry plants to seriously consider our EW technology for its pathogen remediation process.

In 2008, EAU signed a lease agreement with Fieldale Farms, a large poultry producer in northern Georgia, to install our equipment at their facility.  We began receiving revenues of approximately $27,500 per month from this facility in February 2009.  Per the terms of the agreement, we were to help the plant achieve Category 1 status.  The plant completed a USDA test set October 2009 with the results that it complied with Category 1 status.  The plant has indicated that it intends to terminate the agreement as of November 23, 2009.  Management is currently in negotiations to continue operations.  Should the negotiations fail to produce an ongoing relationship, management estimates that the loss on removing the equipment from the plant to be approximately $150,000 to $200,000.  However, at this time the system is still being utilized by the plant.  EAU received a letter of “no objection” from the USDA for our installation at Fieldale Farms to be our Phase II facility.  We have completed the OLR data gathering stage and have submitted our findings to the USDA for OLR approval.

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

We have obtained patent protection on four separate uses of electrolyzed fluids (poultry processing, cleaning and disinfecting eggs, carpet cleaning and mold remediation).  The uses are process patents and how the fluids are used and how they are stabilized for use in different applications. Additionally, we have a patent pending on the electrolysis equipment and several provisional patent pending applications filed to protect new processes and products, as described herein.

Our operations are currently funded by a combination of revenues and capital funding.

Financial Position and Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Financial Position

The Company had $137,825 in cash as of September 30, 2009, compared to $494,612 at December 31, 2008.  We also had $240,000 in restricted cash related to an escrow agreement.  The Company has received and recorded $697,500 in advance deposits from Water Science on machine orders at September 30, 2009.  This will be reduced as the Company delivers machines on order to Water Science, a related party.  Water Science, who has exclusive rights to sell our products in Central and South America, is also an affiliate of the Company, and by agreement may purchase machinery from us at cost plus 25 percent.  Long term debt decreased slightly from $39,150 at December 31, 2008 to $17,452 at September 30, 2009.  At September 30, 2009, our stockholders’ deficit was $12,971,833.

Results of Operations for the Three months ended September 30, 2009 and 2008

Revenues and Net Income

The Company had total revenues of $205,025 for the three months ended September 30, 2009, which represents an increase of 114% from the $95,625 in total revenues for the same period one year earlier.  The increase is due to the increased fees the Company is collecting on its leased systems and maintenance fees from previously sold machines.  In an effort to streamline our corporate focus and our business plan, the Company is no longer marketing products that are not directly related to its core competencies, which is the development of Empowered Water™ technologies.

Net loss from continuing operations for the three months ended September 30, 2009 was $2,187,098, or a loss of $0.11 per share, compared with a net loss from continuing operations of $775,761, or $0.05 per share for the same period in 2008.  The majority of the increased net loss is due to the recording of the derivative liability to fair market value, which is based on calculating the Black Scholes value for the liability.  For the three months ended September 30, 2009, the Company recognized a loss of $1,310,744 on the derivative liability as compared to a gain of $298,810 for the three months ended September 30, 2008.  The current quarter net loss includes $81,049 in interest expense, compared to $117,907 in 2008.  This is due to interest expense related to the senior note payable entered into in September 2005.  During the current period the discount of the note was fully expensed.

General and Administrative Expenses

The Company’s general and administrative expenses totaled $855,379 during the three months ended September 30, 2009, compared to $958,554 during the three months ended September 30, 2008, for a decrease of $103,175.  General and administrative expense for 2009 consists primarily of payroll and other compensation expense ($344,910), legal and professional fees ($136,083), expense related to granting of stock and options ($92,369) and insurance expenses ($74,075).

Research and Development

Research and development expenses incurred during the three month period ended September 30, 2009 increased $35,446, from $67,945 in 2008 to $103,391 in 2009.  While the Company will continue to conduct research to improve its products and their performance, it believes it has developed proven products that have commercial value in its targeted markets.

Results of Operations for the Nine months ended September 30, 2009 and 2008

Revenues and Net Income

The Company had total revenues of $563,650 for the nine months ended September 30, 2009, which represents an increase of 71% from the $329,136 in total revenues for the same period one year earlier.  The increase is due to the increased fees the Company is collecting on its leased systems and maintenance fees from previously sold machines.  In an effort to streamline our corporate focus and our business plan, the Company is no longer marketing products that are not directly related to its core competencies, which is the development of Empowered Water™ technologies.

Net loss from continuing operations for the nine months ended September 30, 2009 was $5,627,234, or a loss of $0.30 per share, compared with a net loss from continuing operations of $3,485,766, or $0.22 per share for the same period in 2008.  The majority of the increased net loss is due to the recording of the derivative liability to fair market value, which is based on calculating the Black Scholes value for the liability.  The terms of our agreements with Water Science and Peter Ullrich were amended in August 2009, which caused additional accruals.  For the nine months ended September 30, 2009, the Company recognized a loss of $3,140,087 on the derivative liability as compared to a gain of $127,014 for the nine months ended September 30, 2008.  Excluding the loss on the derivative liability the Company had a net loss of $2,487,147, or $0.13 per share.  The current quarter net loss includes $268,851 in interest expense, compared to $623,526 in 2008.  This is due to interest expense related to the senior note payable entered into in September 2005.  During the current period the discount of the note was fully expensed.

General and Administrative Expenses

The Company’s general and administrative expenses totaled $2,454,008 during the nine months ended September 30, 2009, compared to $3,095,996 during the nine months ended September 30, 2008, for a decrease of $641,988.  General and administrative expense for 2009 consists primarily of payroll and other compensation expense ($1,050,985), legal and professional fees ($409,575), expense related to granting of stock and options ($258,522) and insurance expenses ($219,788).

Research and Development

Research and development expenses incurred during the nine month period ended September 30, 2009 increased $121,662, from $98,734 in 2008 to $220,396 in 2009.  While the Company will continue to conduct research to improve its products and their performance, it believes it has developed proven products that have commercial value in its targeted markets.

Liquidity and Capital Resources

The Company had $137,825 in cash as of September 30, 2009, compared to $494,612 at December 31, 2008.  We have had continuing operating losses of $5,627,234 for the nine months ended September 30, 2009, compared with operating losses of $3,485,766 for the nine months ended September 30, 2008.  The net loss per share for the first nine months of 2009 and 2008 was $0.30 and $0.22 per share, respectively.  The majority of the decrease is attributable to the recording of the derivative liability to fair market value as described above.

Net cash used in operating activities in the nine month period ended September 30, 2009 was $1,890,025, a 26% decrease, compared to $2,564,797 for the same period in 2008.  The majority of the cash used was for normal operating expenses.  The majority of the remaining changes were non-cash changes, such as a decrease in deferred revenue, increase in accounts receivable and the recognition of expenses related to stock options.

At September 30, 2009, the Company’s net inventory was $2,169,053, representing a decrease of approximately $845,000, or 28% from the $3,014,503 on hand at December 31, 2008.  The Company is in multiple tests of our equipment and has included the machines in inventory until they are sold and begin producing revenues.  During the first nine months of 2009 we completed the installation of a poultry system and a dairy system and have removed the systems from inventory and included them in property and equipment.

The operating outflow of cash was reduced by the Company issuing warrants and stock options in lieu of cash during the quarter of $248,771.  The Company recognized a non-cash increase from the discounting of the Company’s note payable to Water Science, LLC of $76,754.  (See Note 5 to the Company’s financial statements.)  Further, the Company recognized a non-cash increase in the derivative liability of $3,140,087, due to changes in the Black-Scholes value of the liability.

The Company used $111,375 in cash flows from investing activities during the period ended September 30, 2009 as compared to $16,081 used in the same period in 2008.  The cash flows from investing activities consisted of expenditures made for purchase of equipment ($107,580) and expense related to intellectual property ($3,795).

Cash flows from financing activities provided the Company $1,644,613 for the period ended September 30, 2009 compared with $1,693,649 provided the Company during the same period in 2008.  The Company received proceeds of $1,450,000 from the issuance of stock during the nine months ended September 30, 2009.

We currently do not have sufficient funds to operate our business without additional funding.  The Company is currently seeking additional short term funding to provide liquidity through the first half of 2010.  Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues.  Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months.  Our senior convertible note payable with Water Science, which was extended in August 2009, will become due in November 2010, which will require cash of $3,000,000, plus interest, in order to satisfy the debt, if the note is not converted into common stock.  We anticipate that we may need an additional $2,000,000 or more in future funding to execute our business plan over the next twelve months. Moreover, if we able to expand our sale of EW machines as anticipated, we may need significant additional working capital to fund that expansion.  We do not have arrangements in place to provide us with this funding or any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.

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

Recent Accounting Pronouncements

Accounting Standards Codification (ASC 105): In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. There are no changes to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our consolidated financial statements.

Business Combinations (ASC 805): In January 2009, the Company adopted Business Combinations changing the method of applying the acquisition method in a number of significant aspects. The standard also amends Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of Business Combinations would also apply the provisions of Business Combinations. The standard was effective on a prospective basis for all acquisitions on or after January 1, 2009 and does not have a significant impact on the Company’s financial statements.

Fair Value Measurements and Disclosures (ASC 820): In September 2009, an update was made to Fair Value Measurements and Disclosures – “Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in Financial Services-Investment Companies as of the reporting entity’s measurement date. The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. Effective for interim and annual periods ending after December 15, 2009, the Company is currently evaluating the effect that adoption of this update will have, if any, on its financial statements.

In August 2009, an update was made to Fair Value Measurements and Disclosures – “Measuring Liabilities at Fair Value.” This update permits entities to measure the fair value of liabilities, in circumstances in which a quoted price in an active market for an identical liability is not available, using a valuation technique that uses a quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or the income or market approach that is consistent with the principles of Fair Value Measurements and Disclosures. Effective upon issuance, the Company has determined the update does not currently have an impact on its financial statements.

In April 2009, the FASB provided additional guidance in Fair Value Measurements and Disclosures for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The guidance emphasizes that the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sales) between market participants at the measurement date under current market conditions. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company believes the adoption of this guidance has no impact on its financial statements.

Subsequent Events (ASC 855): In May 2009, the FASB issued Subsequent Events establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Subsequent Events sets forth the period after the balance sheet date that entities should evaluate events of transactions that may occur for potential recognition or disclosure in the financial statements, circumstances under which entities should recognize and the disclosures that should be made about events or transactions that occur after the balance sheet date. Effective for interim and annual periods ending after June 15, 2009, we adopted this standard for our quarter ended June 30, 2009, and the adoption did not have a material impact on our results of operations, financial position or cash flows.

Revenue Recognition (ASC 605): In October 2009, an update was made to Revenue Recognition – “Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” and the corresponding Software—“Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force.” The update to Revenue Recognition removes the objective-and-reliable-evidence-of-fair-value criterion, replaces references to “fair value” with “selling price”, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. The Software update changes the accounting model for revenue arrangements and provides guidance on how a vendor should allocate arrangement consideration to deliverables that includes both tangible products and software. Both standards are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on our financial statements.

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

Item 4T.   Controls and Procedures

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

There were no matters submitted to a vote of stockholders during the third quarter of 2009.

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
10.1
Second Amendment to Second Amended and Restated Senior Secured Convertible Promissory Note dated August 27, 2009, between the Company and Water Science LLC. (Incorporated by reference to Ex. 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 2, 2009)

10.2
$600,000 Loan Agreement dated August 27, 2009, between the Company and Peter Ullrich.  (Incorporated by reference to Ex. 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 2, 2009)

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

Dated: November 16, 2009

EAU TECHNOLOGIES, INC.

By:	/s/ Wade R. Bradley
Wade R. Bradley
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)