Form 10-K
period 2009-12-31
EAU TECHNOLOGIES, INC.
filed 2010-03-30
CIK 1170816

THE UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

At March 30, 2010, 19,986,168 shares of the Registrant’s common stock, $0.0001 par value per share, were outstanding.  The aggregate market value of shares of common stock held by nonaffiliates as of June 30, 2009, was $2,331,201.

Documents Incorporated By Reference: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A “SAFE HARBOR” FOR FORWARD LOOKING STATEMENTS.  This Form 10-K contains statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words.  Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements.  There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

•	Our ability to raise investment capital necessary to continue to fund our operations and product development activities.

•	Our ability to adequately manage and fund the development of our business.

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

•	Changes in relationships with customers and/or suppliers: an adverse change in our relationships with customers and/or suppliers would have a negative impact on our earnings and financial position.

•	Our ability to protect our intellectual property and trade secrets in order to maintain an advantage over our competitors.

•	Our failure to achieve and maintain effective internal control over financial reporting.

•	Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

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

PART I

ITEM 1.  BUSINESS

EAU TECHNOLOGIES, INC., previously known as Electric Aquagenics Unlimited, Inc. (referred to herein sometimes as “EAU,”  “we,” “us,” or the “Company”), is in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create non-toxic cleaning and disinfecting fluids as well as dairy drinking water. These fluids have various commercial applications and may be used in commercial food processing and agricultural products that clean, disinfect, remediate, hydrate and moisturize. The processes for which these fluids may be used are referred to in this Report (the “Report”) as the “EW Technology.”  For example, we believe that our food and agricultural treatment products potentially may be used to systemically treat various facets and phases of the food chain, from soil to animal feed to meat processing, by eliminating dangerous and unhealthy pathogens from the food chain with organically based and highly effective solutions. We make the claim that our products are “non-toxic”. We can do this because at the levels we employ our technology, our studies both internal as well as through third parties show no toxicity.  Further studies are in progress to make more specific claims.  At the levels employed, the fluids and products are environmentally safe and non-toxic and do not contain or leave harmful residues associated with chemical-based supplements or disinfecting and cleaning agents. The electrolyzed water fluids created by the EW Technology (referred to herein sometimes as the “EW Fluids” or “Empowered WaterTM”) generated by our specialized equipment can be used in place of many of the traditional products used in commercial, industrial and residential disinfecting and cleaning.

Our focus is on our three core competencies which are, producing high volumes of electrolyzed water, controlling the properties of the water and using our application knowledge.  Because of our ability to produce high volumes of water and control the water properties, our target market is in commercial applications where we believe we can add value by generating measurable productivity and efficiency gains.  We will continue to use a disciplined stage gate development process that drives ideas to commercial test installations that turn into revenues.  Once we have developed an application we will attempt to find strategic partners that would be able to assist us with a large scale commercial roll-out of the technology.  Our goal is to generate streams of revenues through pricing contracts that let us participate in the on-going added value.

We have identified the following industries for early stage sales and marketing focus: 1) dairy production and processing, 2) meat and poultry processing, 3) clean in place (“CIP”) for food and beverage processing and 4) agricultural grow-out and processing (“Primary Markets”).  As of the date of this Report, the Company was focused on these markets because we believe that for each of these markets we have a competitive advantage, the potential ability to attract a leading strategic industry partner, or we can provide an attractive value-added proposition.  To penetrate these markets, EAU is conducting trials and completing commercial installations that will lead to partnerships with enterprises who can assist in rolling the technology out on a large scale.

           We have obtained patent protection on four separate uses of electrolyzed fluids (cleaning and disinfecting eggs, carpet cleaning, mold remediation and poultry processing).  Those applications are how the fluids are used and how they are stabilized for use in different applications. Additionally, we have a patent pending on the electrolysis equipment and several provisional patent pending applications filed to protect new processes and products, as described herein.

Products and Related Markets

EW Technology

We intend to lease or sell generators that create electrolyzed fluids that are produced on-site at commercial processing facilities.  As of the date of this Report, generators have been sold on a commercial basis as well as continuing trials in multiple new commercial applications.

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

Poultry.  In 2005, we began testing of our EW Technology and EW Fluids (the “EW System”) in Tyson Food’s Shelbyville, Tennessee, poultry processing plant. In March, 2006, our EW System trial was completed. The trial yielded significant results in killing salmonella on the processed poultry. Independent testing analysis conducted by ABC Research, Inc., in Gainesville, Florida, revealed pre-chill microbial reduction was significantly below the Food Safety Inspection Services (the enforcement arm of the USDA) allowable limit.

From these results we successfully completed Phase I of our USDA Online Reprocessing (“OLR”) Certification. The EAU Technologies OLR intervention also tested well showing a statistically significant difference between control and test groups.

The Company has experienced some sales resistance from the multiple industries including the poultry industry, because operators did not have sufficient motivation to invest in new technologies to improve the safety and cleanliness of food products.  In February 2008, a regulatory change occurred that we believe may increase the motivation.  The Food Safety Inspection Service (“FSIS”), a division of the USDA, sets the public heath performance standards for all raw and processed meat, poultry and egg- processing standard for the United States.  The FSIS has implemented a process called the “Public Health Risk Based Inspection” platform to regulate these industries based on the relative risk a processing facility imposes to the human health index.  The new system allows the FSIS to allocate and prioritize its resources at processing plants based on the risk each plant presents. The new categorization platform lists processors in three categories, Category 1: 10% positive and below; Category 2: 10%-20% positive for Salmonella and other pathogens; Category 3: 20%-22% positive for Salmonella and other pathogens. For processors with strong processes and intervention systems meeting the Category 1 criteria, there would be far less FSIS inspectors on site, thus reducing the cost incurred by the plant. We believe that with the success that we have achieved in field trials and commercial installations, in conjunction with the new FSIS policies and regulations, will make EAU’s products appealing to the industry. While it will take time for the poultry industry to fall into compliance with this new rating system, EAU now has a tangible reason for poultry plants to seriously consider our EW technology for its pathogen remediation process.

In 2008, EAU signed a lease agreement with Fieldale Farms, a large poultry producer in northern Georgia, to install our equipment at their facility.  We began receiving revenues of approximately $27,500 per month from this facility in February 2009.  Per the terms of the agreement, we were to help the plant achieve Category 1 status.  The plant completed a USDA test set October 2009 with the result that it complied with Category 1 status.  The plant has indicated that it intends to terminate the agreement as of November 23, 2009.  We currently are not receiving monthly rent payments, while management is in negotiations to continue operations.  We completed the OLR data gathering stage and submitted our findings to the USDA for OLR approval.  EAU received a letter from the USDA approving our fluids for use in the plant for OLR applications.

Clean in Place.  In the third quarter of 2008 we installed our equipment to test a clean-in-place (CIP) application with an international beverage bottling company for use with cold beverages.  This test is complete and was a success. There were three stages of this trial that were conducted simultaneously: 1) Syrup tanks; 2) Bag in box; 3) Bottling. The purpose of the trial was to identify whether EAU’s non-toxic ambient temperature Empowered Waters could replace current 3-5 step CIP processes. In order to become an approved technology for this bottling company, EAU had to show good antimicrobial efficacy, water savings, and improved CIP efficiency. At this time, this installation does not generate any revenues.  With the positive results of all phases of the tests being completed for carbonated beverages, EAU is now in a position to begin marketing our systems within the bottling company.  We are expanding our CIP capabilities have plans to work with the bottling company on a hot fill application for pasteurized beverages.  EAU will continue to test other CIP applications to manage all beverage and food products as the technology is introduced.

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

Medical – The medical industry is in need of new and more effective sanitizing and disinfecting solutions. We believe that our EW Technology will work well in many facets of the medical industry. However, the regulatory, environmental and governmental restrictions and requirements to operate in the market will require significant capital and personnel expenditures.  We intend to look for appropriate joint venture partners to assist in this market.

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

Markets and Distribution

We presently market our existing products in our identified market channels (dairy production and processing, meat and poultry processing, food and beverage processing clean in place (“CIP”) and agricultural grow-out).  Future plans include enhancing our current products, and introducing new products and features to meet changing customer requirements and evolving industry standards, as opportunities arise and are fiscally reasonable.  Our present products are based on the use of EW Technology, to kill bacteria, viruses and fungus and to clean the living environment without the use of harsh chemicals.  Our agricultural products manage pathogens, stimulate plant growth and animal productivity.

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

Manufacturing and Sources of Supply

We manufacture and assemble specialized parts in our Kennesaw, Georgia facility.  We utilize contract labor both internally as well as externally for certain aspects of the manufacturing and assembly process until demand for our technology increases to a level necessary for further investment.  Eventually we expect to outsource to third parties the majority of manufacturing and assembly of electrolyzed water generator components that comprise our EW Technology.  In the future, outsourcing more of the Empowered Generator manufacture and assembly will enable us to benefit from the manufacturing capabilities of those who can accommodate significant increases in production volume as necessary.  We have been in discussions with several companies to assist us in rolling out our technology. However, as of the date of this Report, we do not have any definitive agreements in place.

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

Governmental Regulation

Because many of our products are sanitizing products and have applications related to the food industry, existing governmental regulations have a large potential effect on our new products.  We frequently will be required to obtain approval or favorable designations from governmental agencies, such as the FDA, USDA, FSIS, EPA, NOP, and others, in order to bring new products to market.  We believe that our current applications for electrolyzed water products are subject to specific sections in the United States Code of Federal Regulations, which contain regulations created by the aforementioned government agencies.  In addition, commercial laboratories such as National American Medical Science Association (NAMSA) have performed several toxicity tests. At the concentrations analyzed, the electrolyzed water solutions show no toxicity.  Further approvals will be required when we advance our products into the medical and certain health care industries.  These approvals can be costly and time consuming.  We intend to approach each sector based on market demand and capital availability.

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

We have filed several provisional utility patent applications with the U.S. Patent and Trademark Office. Four patents have been issued (for carpet cleaning, egg sanitization, mold remediation and poultry processing) while others are in pending or application status.  We have entered into an exclusive license for certain stabilized acid water (Primacide C) technology developed by the University of Georgia.  Two other patent applications that have been filed by us involve stabilizing our Primacide C product and a process application for poultry processing.

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

Research and Development

The goal of our research and development activities is to further the introduction of environmentally safe products for our customers that address the limitations and dangers caused by chemical sanitizers.  Our efforts are focused on researching and testing the cleaning and sanitizing characteristics of electrolyzed water with varying electrical charges and pH levels.  Our research focuses on the ability and range of efficacy of our electrolyzed water to kill specific microorganisms.  We are attempting to develop new technologies, applications and products that will:

•	generate electrolyzed water that has a longer shelf life;

•	show value add propositions through commercial installations;

•	sanitize agricultural products;

•	enhance current products for further use in carpet cleaning;

•	sanitize and disinfect hard and soft surfaces;

•	find more efficient ways to apply our effective solutions;

•	provide a superior dairy drinking water product.

Our research and development expenditures totaled approximately $448,000 for the year ended December 31, 2009, and $228,000 in 2008.

Employees

As of December 31, 2009 we had 9 full-time employees and 3 consultants.  As our business grows, we anticipate that we will need to employ additional project managers, field technicians, salaried clerical staff and sales personnel.  We believe that our relationships with our employees are good.

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

We have received a report from our independent auditors on our financial statements for fiscal years ended December 31, 2009 and 2008. The footnotes to our financial statements list factors, including recurring losses since incorporation, which raise some doubt about our ability to continue as a going concern.

We will need substantial additional funds that we may not be able to acquire.

We do not receive sufficient revenues to fund all of our operational needs.  The majority of our funding has come from shareholders.  We currently have sufficient funds to operate our business until the middle of 2010.  We do not have any agreements in place for additional funding.  We may not have enough funding for operations to fund our business until it is developed enough to bring the business plan to maturity.  Our cash requirements may vary materially from those now planned as a result of marketing efforts, relationships with suppliers, changes in the direction of our business strategy, and/or competitive and technical advances for electrolyzed water as a sanitizer. We may not be able to continue to improve or develop successful electrolyzed water products. In addition, it may be more costly than we have anticipated developing new products. We may incur costs that are necessary to comply with governmental requirements. For example, we may be required to obtain approval from the U.S. Food and Drug Administration for our current or planned products. We may require substantial additional funding for our operating expenses and for marketing and sales programs. We may not be able to obtain adequate funds for these purposes when we need them or on acceptable terms.

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

The Sarbanes-Oxley Act of 2002 (the Act) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements is the requirement under Section 404 of the Act for management to annually assess and report on the effectiveness of our internal control over financial reporting and for our registered public accountant to attest to this report. The SEC has modified the effective date and adoption requirements of Section 404 implementation for non-accelerated filers, such as us, such that we were first required to issue our management report on internal control over financial reporting in our annual report on Form 10-K for the fiscal year ending December 31, 2007. We have dedicated significant time and resources during fiscal years 2008 and 2009 and expect to dedicate more time and resources during fiscal 2010 to ensure compliance. The costs to comply with these requirements will likely be significant and adversely affect our operating results. In addition, there can be no assurance that we will be successful in our efforts to comply with Section 404. If we fail to comply with Section 404, we could incur penalties and additional expenditures to meet the requirements, which could affect the ability of our auditors to issue an unqualified report, which is currently required to be submitted by December 31, 2010. If the auditors are unable to issue an unqualified report, this, in turn, may further adversely affect our business and operating results.

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

Many of the companies that already sell electrolyzed fluid based sanitation and cleaning products are able to frequently update and expand products and introduce new products and to diversify product offerings. Many of these competitors are large and financially strong. We compete with these companies primarily in developing electrolyzed fluid products and applications and obtaining customers. These companies have substantially greater financial, creative and marketing resources and proven histories that could make it difficult to compete or maintain customers in the electrolyzed fluid sanitizer market.

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

In February 2010, Theodore Jacoby, a director of the Company, purchased 100,000 shares of common stock of the Company for $100,000 at a price of $1.00 per share.

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
	EAU Technologies, Inc. Common Stock
	High	Low
Year Ended December 31, 2009
Quarter Ended March 31, 2009	$0.65	$0.13
Quarter Ended June 30, 2009	0.40	0.18
Quarter Ended September 30, 2009	0.39	0.20
Quarter Ended December 31, 2009	1.01	0.23

	EAU Technologies, Inc. Common Stock
	High	Low
Year Ended December 31, 2008
Quarter Ended March 31, 2008	$1.40	$0.92
Quarter Ended June 30, 2008	1.10	0.80
Quarter Ended September 30, 2008	1.15	0.80
Quarter Ended December 31, 2008	0.80	0.25

As the foregoing are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

As of December 31, 2009, the Company had approximately 400 record holders of common stock.

  ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

  ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EAU TECHNOLOGIES, INC., previously known as Electric Aquagenics Unlimited, Inc. (referred to herein sometimes as “EAU,”  “we,” “us,” or the “Company”), is in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create non-toxic cleaning and disinfecting fluids as well as dairy drinking water. These fluids have various commercial applications and may be used in commercial food processing and organic or non-organic agricultural products that clean, disinfect, remediate, hydrate and moisturize. The processes for which these fluids may be used are referred to in this Report (the “Report”) as the “EW Technology.”  For example, we believe that our food and agricultural treatment products potentially may be used to systemically treat various facets and phases of the food chain, from soil to animal feed to meat processing, by eliminating dangerous and unhealthy pathogens from the food chain with organically based and highly effective solutions. We make the claim that our products are “non-toxic”. We can do this because at the levels we employ our technology, our studies both internal as well as through third parties show no toxicity.  Further studies are in progress to make more specific claims.  At the levels employed, the fluids and products are environmentally safe and non-toxic and do not contain or leave harmful residues associated with chemical-based supplements or disinfecting and cleaning agents. The electrolyzed water fluids created by the EW Technology (referred to herein sometimes as the “EW Fluids” or “Empowered WaterTM”) generated by our specialized equipment can be used in place of many of the traditional products used in commercial, industrial and residential disinfecting and cleaning.

Our focus is on our three core competencies which are, producing high volumes of electrolyzed water, controlling the properties of the water and using our application knowledge.  Because of our ability to produce high volumes of water and control the water properties, our target market is in commercial applications where we believe we can add value by generating measurable productivity and efficiency gains.  We will continue to use a disciplined stage gate development process that drives ideas to commercial test installations that turn into revenues.  Once we have developed an application we will attempt to find strategic partners that would be able to assist us with a large scale commercial roll-out of the technology.  Our goal is to generate streams of revenues through pricing contracts that let us participate in the on-going added value.

We have identified the following industries for early stage sales and marketing focus: 1) dairy production and processing, 2) meat and poultry processing, 3) clean in place (“CIP”) for food and beverage processing and 4) agricultural grow-out and processing (“Primary Markets”).  As of the date of this Report, the Company was focused on these markets because we believe that for each of these markets we have a competitive advantage, the potential ability to attract a leading strategic industry partner, or we can provide an attractive value-added proposition.  To penetrate these markets, EAU is conducting trials and completing commercial installations that will lead to partnerships with industry leaders who can assist in rolling the technology out on a large scale.

           We have obtained patent protection on four separate uses of electrolyzed fluids (cleaning and disinfecting eggs, carpet cleaning, mold remediation and poultry processing).  Those uses are how the fluids are used and how they are stabilized for use in different applications. Additionally, we have a patent pending on the electrolysis equipment and several provisional patent pending applications filed to protect new processes and products, as described herein.

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

Our critical accounting policies and estimates include the following:

•	Revenue recognition;

•	Inventory valuation;

•	Impairment of long-lived assets; and

•	Allowances for doubtful accounts.

Revenue recognition. We recognize revenue according to the terms of the contract and when title passes to the customer or when services are performed in accordance with contract terms.  The Company provides an allowance for sales returns based on current and historical experience.

Inventory. Inventory consists primarily of finished goods, is stated at the lower of cost or market; cost is determined on first-in, first-out (FIFO) method.

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

Financial Position

The Company had $181,481 in cash as of December 31, 2009, compared to $494,612 at December 31, 2008.  Our working capital as of December 31, 2009 was a negative $3,261,810 compared to a negative $895,317 at December 31, 2008. The primary reason for the change in our working capital for the year ended December 31, 2009, was due to the increased net value of the senior convertible note and our reduced inventory values.  The Company has received and recorded approximately $350,000 in advance deposits from Water Science on machine orders at December 31, 2009.  We expect this will be reduced as the Company delivers machines on order to Water Science, a related party.  Water Science, who has exclusive rights to sell our products in South America and Mexico, is also an affiliate of the Company, by agreement may purchase machinery from us at cost plus 25 percent.  Long term debt decreased to $6,512 at December 31, 2009 from $39,150 at December 31, 2008.  At December 31, 2009 our stockholders’ deficit was $10,822,050.

Summary of select balance sheet information follows:

	December 31, 2009	December 31, 2008
Balance Sheet Data:
Cash and Cash Equivalents	$181,481	$494,612
Total Current Assets	2,298,605	4,080,824
Total Assets	3,407,770	4,665,778
Total Current Liabilities	5,560,415	4,976,141
Long Term Debt	6,512	39,150
Derivative Liability	8,662,893	8,621,940
Total liabilities and stockholders’ equity	$3,407,770	$4,665,778

Results Of Operations For The Year Ended December 31, 2009 As Compared To The Year Ended December 31, 2008

Revenues and Net Loss - Net revenues for the year ended December 31, 2009, increased by $287,401, to $724,510, of which $201,264 are revenues from a related party, compared to revenues of $437,109 for the year ended December 31, 2008. The majority of the revenues are from leasing revenues from our EW water systems in the poultry and dairy market.  We also recognized $200,000 in licensing revenues related to the exclusive license granted to Water Science, a related party.

Our cost of sales increased by $58,242, to $143,048, for the year ended December 31, 2009. This is a 67% increase over the $84,806 cost of sales during the year ended December 31, 2008. This increase is attributable to the additional sales of our EW water machines.

Our net loss for the year ended December 31, 2009, was $3,425,708, which is $3,301,506 less than the $6,727,214 net loss for the fiscal year ended December 31, 2008. This decrease of 48% in the net loss is primarily attributable to the Company’s continued efforts to focus on our core segments and continued cost saving measures.  A significant change in the net loss is also directly related to the derivative liability.  In October 2008, as part of a financing agreement with a related party, the Company reduced the conversion rate of the Company’s convertible note from $3.00 per share to $1.00 per share.  This reduction, as well as adjusting the fair market value of the liability, resulted in a loss on derivative liability of $1,863,866 in 2008 as compared with a loss on the adjustment to fair value of the derivative liability of $40,953 in 2009.  Due to the uncertainty of continuing operations of our system at the poultry plant, the Company recorded an impairment loss of approximately $248,000.

General and Administrative Expense – The Company incurred total general and administrative expenses of $2,903,769, a 32% decrease over the $4,193,761 incurred in 2008. The majority of the change is due to certain warrants that were issued in 2008 as part of ongoing financing agreements.  General and administrative expenses for 2009 consist primarily of payroll and labor expense of $1,323,000, expenses related to stock options and warrants of $267,000, professional fees of $512,000, insurance expense of $300,000, and travel related expenses of $90,000.

During the year ended December 31, 2009, we expended approximately $512,000 in professional fees, which include legal and consulting fees. This was a decrease of $148,000 or 22%, from the $660,000 spent in 2008. This decrease is primarily due to the Company’s efforts to reduce costs and better utilize its own resources.

Our interest expense decreased from $742,625 in 2008 to $358,415 in 2009.  The majority of the interest expense is related to a $3,000,000 loan to us from Water Sciences. This loan has a full discount of $3,000,000 which is being amortized to interest expense over the life of the loan. See Note 11 to our audited financial statements. This required accounting treatment resulted in our recognizing $76,754 and $631,579 in interest expense for the years ended December 31, 2009 and 2008, respectively.

Research and Development - Our research and development expenses for the year ended December 31, 2009, were $447,637, an increase of $219,606, or 96%, as compared to $228,031 for the year ended December 31, 2008.

Summary of select income statement information follows:
	Year Ended December 31,
	2009	2008	Better (Worse)	Percent Change
Revenue, net	$724,510	$437,109	$287,401	66%
Gross profit	581,462	352,303	229,159	65%
Net loss	3,425,708	6,727,214	3,301,506	48%
Loss per share	0.18	0.41	0.23	56%

Liquidity And Capital Resources

We do not receive sufficient revenues to fund all of our operational needs.  The majority of our funding has come from shareholders.  We currently have sufficient funds to operate our business until the middle of 2010.  We do not have any agreements in place for additional funding.  We may not have enough funding for operations to fund our business until it is developed enough to bring the business plan to maturity.  Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues.  Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months.  Our two convertible notes payable with Water Science, which will become due in November 2010, will require cash of $3,600,000, plus interest, in order to satisfy the debt, if the note is not converted into common stock.  We anticipate that we may need an additional $2,000,000 or more in future funding to execute our business plan over the next twelve months. Moreover, if we able to expand our sale of EW machines as anticipated, we may need significant additional working capital to fund that expansion.  We do not have arrangements in place to provide us with this funding or any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.

At December 31, 2009, we had cash and cash equivalents of $181,481, compared to $494,612 at December 31, 2008.  We have had continuing net losses of $3,425,708 for the year ended December 31, 2009 compared with net losses of $6,727,214 for the year ended December 31, 2008.  The net loss per share for the year ended 2009 was $0.18 compared to a loss of $0.41 per share for the same period in 2008.  Our working capital as of December 31, 2009 was a negative $3,261,810 for reasons discussed above under financial position.

Net cash used in operating activities for the year ended December 31, 2009 was $2,375,816, a 36% decrease, compared to $3,728,474 for the same period in 2008.  The primary changes to the cash flow from operating activities were the decrease in the advance deposits on machine orders of $347,514, which was offset by a decrease in accounts receivable of $277,008, the increase in accrued expenses of $265,499, the recognition of deferred revenue of $200,000 and an increase in accounts payable of $28,457.

The operating outflow of cash was reduced by the Company issuing warrants and stock options in lieu of cash during the quarter of $266,778.  The Company recognized a non-cash increase from the discounting of the Company’s note payable to Water Science, LLC of $76,754.  (See Note 11 to the Company’s financial statements.)  Further, the Company recognized a non-cash increase in the derivative liability of $40,953, due to changes in the Black-Scholes value of the liability.

At December 31, 2009, the Company’s net inventory was $2,022,462, representing a decrease of 33% from the $3,014,503 on hand at December 31, 2008.  The Company installed some equipment in a commercial capacity and removed the equipment from inventory and reclassified it into property and equipment during 2009 pursuant to lease agreements.  The Company also reviewed the inventory and have made adjustments to the fair value in order to bring it to the lower of cost or market.

Net cash provided in investing activities during the period ended December 31, 2009 was $18,072 as compared to cash used of $26,003 in the same period in 2008.  During 2009, the cash flows consisted primarily of cash received from a note receivable of $150,000 and expenditures of $107,580 for property and equipment and $24,348 for patent work.  During 2008 the primary cash flows from investing activities consisted of $26,003 related to intellectual property disbursements.

Cash flows from financing activities provided the Company $2,044,613 and $2,835,345 for the years ended December 31, 2009 and 2008, respectively.  This is primarily a result of the Company’s continued sales of its common stock and issuance of a note payable to fund operations.  During the years ended 2009 and 2008, the Company raised $1,450,000 and $2,851,500 from the sale of stock, respectively.  The Company also received $600,000 from the issuance of a note payable during 2009.  This amount was offset by payments made on notes payable in the amount of $5,387 and $16,155 in 2009 and 2008, respectively.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control – Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance based on those criteria.

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

ITEM 9B. OTHER INFORMATION

On March 25, 2010, the Company obtained an unsecured short term loan of $250,000 from Peter Ullrich a member of the Board of Directors of the Company.  This is in addition to an advance of $100,000 from Mr. Ullrich which occurred on February 18, 2010, as previously reported on the Company Form 8-K filed on February 24, 2010.   The final agreements to document the loan have not been signed, and the material terms are not final. However, the parties have discussed and preliminarily agreed to terms similar to the $600,000 loan with Mr. Ullrich on August 27, 2009, and described in the Company Form 8-K filed on September 2, 2009, except the new loan will not include a term requiring a potential reversion of the exercise price to $3.00 per share.  In addition, the new loan will provide for an additional advance of $50,000 to be available to the Company in June 2010.  Assuming the other terms remain as anticipated, the final loan will be a $400,000 loan at 10% simple interest, with a maturity of November 1, 2010, and conversion rights into Company common stock at an exercise price of $1.00 per share.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

           The following table sets forth the names, age, and position of each of our directors and executive officers.

Name and Address	Age	Position and Office Held
Wade R. Bradley 1890 Cobb International Blvd. Kennesaw, GA 30152	49	Chief Executive Officer; Director

Brian D. Heinhold 1890 Cobb International Blvd. Kennesaw, GA 30152	37	Chief Financial Officer

Doug Kindred 1890 Cobb International Blvd. Kennesaw, GA 30152	55	Executive Vice President and Chief Technology Officer

Joseph A. Stapley 1890 Cobb International Blvd. Kennesaw, GA 30152	41	Senior Vice President of Investor Relations and Business Development

William J. Warwick 1063 Ocean Ridge Drive Wilmington, North Carolina 28405	74	Director

Peter Ullrich 1800 NW 89th Place Miami, FL 33172	67	Director

Theodore C. Jacoby, Jr. 1716 Hidden Creek Ct. St. Louis, MO 63131	69	Director

J. Leo Montgomery 1890 Cobb International Blvd. Kennesaw, GA 30152	69	Non-executive Chairman of the Board; Director

Karl G. Hellman 1776 Chadds Lake Drive Marietta, GA 30068	63	Director

In May 2009, Jay Potter, a director of the Company, resigned his position as a director.  Mr. Potter has served on the audit committee of EAU.

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

In October 2007, the Board of Directors of the Company appointed Karl Hellman and J. Leo Montgomery as members of the Board of Directors. The Board also appointed Mr. Hellman as a member of the Compensation Committee and appointed Mr. Montgomery as a member of the Audit Committee.  Mr. Montgomery serves as Non-Executive Chairman of the Board. In October 2009, Mr. Montgomery was appointed chairman of the Audit Committee.

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

William J. Warwick has served as a director of the Company since 2003.  As an early investor in the Company, Mr. Warwick brought international executive experience to the Company.  He retired from AT&T after 39 years of service with responsibilities including President of AT&T Consumer Products and Senior Vice President AT&T. In 1993 he was elected Chairman and CEO, AT&T China. His business activities are numerous and worldwide, having served on many high profile boards of directors and industry associations. He is currently Chairman, Executive Advisory Board, Cameron School of Business and a member of the Board of Directors of the UNC-W Corporation at the University of North Carolina at Wilmington, North Carolina.  Mr. Warwick obtained his BSBA from the University of North Carolina, Chapel Hill, and his MBA from Northwestern University, Chicago.

Peter Ullrich has served as a director of the Company since April 2007.  Mr. Ullrich is currently EAU’s largest shareholder and single largest customer and brings vast international business experience to EAU. Mr. Ullrich is the owner of Water Science, LLC (“WS”), Latin America’s exclusive licensee of EAU’s Empowered Water™ technologies. Mr. Ullrich is also the owner and Chairman of the Board of Esmeralda Farms, an innovative leader in the international floral industry. Mr. Ullrich has been involved in all aspects of the international floral industry for over 35 years. He is a pioneer in developing and adopting cutting edge technologies that not only assist in building better business in the floral industry but creating cleaner safer working environments for his over 5,000 employees. Esmeralda Farms are certified by various international “green” organizations, such as Florverde, Flower Label Program and Veriflora. Mr. Ullrich was the recipient of the 2006 SAF Gold Medal Achievement Award.  Mr. Ullrich was born and educated in Germany.

Theodore C. Jacoby, Jr. was appointed as a director in September 2007.  Mr. Jacoby’s experience in the dairy industry provides both application and practical knowledge to EAU.  Mr. Jacoby is currently President and Chief executive Officer of T.C. Jacoby & Co., the leading independent distributor of bulk dairy products including raw milk, cream, condensed milk, powdered milk, butter and cheese in the U.S.  Mr. Jacoby has expanded T.C. Jacoby to numerous international markets. Mr. Jacoby is an active member of the international dairy community serving on the Board of Directors of the U.S. Dairy Export Committee Council since 1995.  He currently serves on the Trade Policy Committee.   T.C. Jacoby & Company is a member of many other prominent dairy trade organizations including the International Dairy Foods Association, California Milk Processors Association and Associate Member of National Milk Producers Federation. Mr. Jacoby received his Bachelor of Science degree in Agriculture from the Missouri College of Agriculture, Food, and Natural Resources.  After graduation, Mr. Jacoby proudly served in the United States Marine Corp for four years.

J. Leo Montgomery was appointed as a director and non-executive Chairman of the Board in October 2007.  Mr. Montgomery brings vast financial and business experience to EAU.  Mr. Montgomery was a senior partner at Ernst & Young retiring in 2003 after a 39 year career.  Mr. Montgomery served in several leadership roles at Ernst & Young and was the coordinating partner for many major clients of the firm.  He is also a member of the Board of Directors of Cypress Communications, Inc.  Mr. Montgomery has served as a consultant to EAU Technologies since May 2006.  Mr. Montgomery is a Certified Public Accountant and holds a B.A. degree from Harding University.

Karl G. Hellman was appointed as a director in October 2007.   Mr. Hellman provides the Company with vast marketing and business experience.  Mr. Hellman is the founder of Resultrek, a management consulting and marketing training firm, where he has served as Chief Executive Officer and President since 1999.  Prior to that from 1997 to 1999, Mr. Hellman served as a Principal of Scott, Madden & Associates, a management consulting firm.  Mr. Hellman has more than 30 years of consulting and corporate experience.  He received his B.A. from Beloit College and his Masters Degree from Northwestern University.

Committees

The Board of Directors maintains standing Audit and Compensation Committees.

Audit Committee. The Audit Committee, which consists of Theodore C. Jacoby, Jr., J. Leo Montgomery and William J. Warwick, serves as an independent and objective party to, among other things, review the Company’s financial statements and annual report, review and appraise the audit efforts of the Company’s auditors and pre-approve permissible services to be performed for the Company by its auditors, and is responsible for the appointment, compensation and oversight of the work of the independent public accountants which audit the Company’s financial statements. The primary function of the Audit Committee involves oversight functions to support the quality and integrity of the Company’s accounting and financial reporting processes generally. It should be noted, however, that the members of the Committee are not necessarily experts in the fields of auditing and accounting and do not provide special assurances on such matters. The Audit Committee met five times during 2009. The Board of Directors has determined that J. Leo Montgomery is an “audit committee financial expert” as that term is defined by applicable rules of the Securities and Exchange Commission. The report of the Audit Committee appears below in this Proxy Statement. A copy of the Audit Committee’s charter is included on the Company’s website at www.eau-x.com.

Compensation Committee. The Compensation Committee, consisting of Karl Hellman, Theodore C. Jacoby, Jr. and William J. Warwick, sets the compensation of executive officers and administers the Company’s incentive plans, including the Company’s stock option plans. The Compensation Committee met twice during 2009. The Compensation Committee has adopted a written charter, a copy of which is available on the Company’s website at www.eau-x.com. As set forth in the Compensation Committee charter, the Committee:

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

Meetings and Attendance. The Board of Directors held 5 meetings during 2009. Each incumbent director attended at least 75 percent of the aggregate of the meetings of the Board of Directors and of the committees of which he was a member. The Company strongly encourages each Board member to attend the Company’s annual meeting of stockholders.

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

Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2009 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were completed.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wade R. Bradley Chief Executive Officer	2009 2008	240,000 240,000	0.00 0.00	0.00 0.00	0.00 0.00	0.00 0.00	0.00 0.00	6,000 (1) 6,000 (1)	246,000 246,000

Doug Kindred Chief Technology Officer	2009 2008	176,985 176,985	0.00 0.00	0.00 0.00	0.00 0.00	0.00 0.00	0.00 0.00	6,000 (1) 6,000 (1)	182,985 182,985

Joe Stapley Senior Vice President, Investor Relations	2009 2008	136,000 136,000	0.00 0.00	0.00 0.00	0.00 0.00	0.00 0.00	0.00 0.00	0.00 0.00	136,000 136,000

(1)	Other compensation consists of car allowances.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding stock options and restricted stock held by the Company’s Named Executive Officers at December 31, 2009.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Wade R. Bradley, Chief Executive Officer	400,000	100,000	1.30	11/6/2016

Doug Kindred, Chief Technology Officer	20,000 25,000 265,000	265,000	3.50 2.45 1.30	5/27/2015 6/1/2015 11/8/2017

Joseph Stapley, Senior Vice President, Investor Relations	25,000 25,000 79,615	79,615	3.50 2.45 1.30	5/27/2015 6/1/2015 12/6/2017

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

401(k) retirement plan – As part of the compensation package, the Company established a “safe-harbor” retirement plan for its employees.  Effective January 1, 2008, the Company established the EAU 401(k) Retirement Trust, wherein all full time employees are eligible to participate, including executives.  The plan allows the employee’s to defer a portion of their income in a retirement account.  As an incentive for the employee’s to participate in the retirement plan, the Company has agreed to match the employee’s deferral 100% of the amount of the deferrals that do not exceed 3% of the participant’s compensation, plus 50% of the amount of the participant’s deferrals that exceed 3% of the participant’s compensation but do not exceed 5% of the participant’s compensation.

Employment Agreements

As of December 31, 2009, 2 executives had current employment agreements.

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

3. Annual Bonuses. Beginning with the Company’s fiscal year which commences on January 1, 2008, Mr. Kindred is entitled to receive a bonus of up to 35% of his base salary ($61,945), upon the achievement of annual performance benchmarks, to be set by the Board of Directors (the “Board”) and the CEO.

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

Employment Agreement, Option Agreement, and Escrow Agreement with Mr. Bradley

In connection with the appointment of Wade R. Bradley as Chief Executive Officer and President and as further described under Item 5.02 below, the contents of which are incorporated hereunder by reference, on October 24, 2006, Mr. Bradley and the Company entered into an employment agreement, a copy of which was filed as Exhibit 10.1 in an 8-K the Company filed with the SEC dated October 30, 2006 and incorporated herein by reference.  Mr. Bradley agreed to begin working for the Company on a date determined by him and in no event later than November 6, 2006 (the “Effective Date”).

In February 2010, the Company and Wade R. Bradley amended Mr. Bradley’s employment agreement to (i) remove a provision that required the Company to maintain $240,000 in an escrow account as collateral for any future severance payment to which Mr. Bradley may become entitled pursuant to the Employment Agreement and (ii) reduce any future severance payment to which Mr. Bradley may become entitled pursuant to the Employment Agreement from twelve months salary, paid over the twelve month period following termination, to six months salary, paid over the six month period following termination.

In consideration of Mr. Bradley’s agreement to amend the Employment Agreement, $120,000, less applicable Federal and state tax withholdings (which will be retained by the Company and remitted to the applicable taxing authorities) and applicable escrow agent fees, was disbursed directly to Mr. Bradley.  The remaining balance of $120,000 of the escrow funds, less applicable escrow agent fees, was disbursed to the Company.  All interest earned on the escrow funds has also be remitted to the Company. Mr. Bradley and the Company agreed to these amendments to provide the Company with short-term liquidity it needs for operations.

In conjunction with the disbursement of funds from escrow, the escrow agreement between the Company, Mr. Bradley and Specialized Title Services, Inc., filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 30, 2006, was terminated.

The material terms of the employment agreement include the following:

1. Appointment. Beginning on the Effective Date, Mr. Bradley will serve as President and Chief Executive Officer of the Company. The Company’s Board of Directors (the “Board”) is obligated to nominate him to serve on the Board. Subject to shareholder elections, he will serve on the Board through the term of his employment, with no additional compensation for services as a director.

2. Base Salary. Mr. Bradley’s initial base salary will be $240,000 per year. The Board may increase his base salary from time to time.

3. Annual Bonuses. Beginning with the Company’s fiscal year which commences on January 1, 2007, Mr. Bradley is entitled to receive a bonus of up to 30% of his base salary ($72,000), upon the achievement of annual performance benchmarks, to be set by the Board from time to time in advance of each fiscal year.

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

9. Severance. Mr. Bradley will be entitled to certain severance payments and other rights if his employment is terminated: (i) by the Company without “Cause,” as that term is defined in his agreement, (ii) by Mr. Bradley for “Good Reason,” as that term is defined in his agreement, or (iii) non-renewal other than for “Cause.” In each such instance, Mr. Bradley’s severance benefits will be as follows:

•	Salary. Any unpaid base salary through the date of termination.

•	Vacation. Any earned but unused vacation time.

•	Severance Payment. He will be entitled to an amount equal to six months of base salary payable over the 6-month period immediately following termination. (This was amended in February 2010.)

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

The following table presents information about the beneficial ownership of our common stock as of March 26, 2010 by:

•	each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. The percentage of beneficial ownership is based on 19,986,168 shares of common stock outstanding as of March 26, 2010.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
Peter F. Ullrich (1) 1800 NW 89th Place Miami, FL 33172	19,715,769	68.3%

Water Science, LLC. (1) 1800 NW 89th Place Miami, FL 33172	15,550,000	55.1%

Wade R. Bradley (2) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	400,000	2.0%

Joseph A. Stapley (3) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	227,865	1.1%

Doug Kindred (4) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	438,250	2.2%

William J. Warwick 1063 Ocean Ridge Drive Wilmington, North Carolina 28405	203,077	1.0%

Theodore C. Jacoby, Jr. 1716 Hidden Creek Ct. St. Louis, MO 63131	303,077	1.5%

Karl Hellman 555 Northpoint Center East, 4th Floor Alpharetta, GA 30022	53,077	*

J. Leo Montgomery (5) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	597,377	2.9%

All current directors and executive officers as a group (11 persons)	21,969,342	72,7%

*	Less than 1%

(1)
Mr. Ullrich is the managing member of Water Science, LLC.  Mr. Ullrich beneficially owns 3,515,769 shares and indirectly through Water Science beneficially owns 7,330,770 shares, warrants to purchase 5,169,230 shares at an exercise price of $1.30 per share and a convertible note currently convertible into 3,700,000 shares.  The warrants and $3,000,000 of the convertible notes are held by Water Science, LLC.

(2)
Mr. Bradley holds options to purchase a total of 500,000 shares at an exercise price of $1.30 per share; 400,000 shares are currently exercisable or exercisable within 60 days of the date of this report.

(3)
Mr. Stapley beneficially owns 98,250 shares and holds options to purchase a total of 25,000 shares at an exercise price of $3.50 per share, options to purchase 25,000 shares at an exercise price of $2.45 per share and options to purchase 159,230 shares at an exercise price of $1.30.  Options to purchase 25,000 shares with an exercise price of $3.50, 25,000 shares with an exercise price of $2.45 and 79,615 shares with an exercise price of $1.30 are currently exercisable or exercisable within 60 days of the date of this report.

(4)
Mr. Kindred beneficially owns 128,250 shares and holds options to purchase a total of 575,000 shares at exercise prices between $1.30 and $3.50 per share.  Options to purchase 20,000 shares with an exercise price of $3.50, 25,000 shares with an exercise price of $2.45 and 265,000 shares with an exercise price of $1.30 are currently exercisable or exercisable within 60 days of the date of this report.

(5)	Mr. Montgomery beneficially owns 97,377 shares and beneficially holds warrants to purchase up to 500,000 shares at an exercise price of $2.76 per share held by JL Montgomery Consulting, LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2009
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	585,260	$1.69	1,769,740
Equity compensation plans not approved by security holders*	7,802,607	$1.60	N/A
Total	8,387,867	$1.60	N/A

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

           The following are certain transactions during the year ended December 31, 2009, involving our officers, directors and shareholders owning more than 10% of our outstanding stock.  We believe that the terms of these transactions are at least as favorable to us as we would expect to negotiate with unrelated third parties.

On March 25, 2010, the Company obtained an unsecured short term loan of $250,000 from Peter Ullrich a member of the Board of Directors of the Company.  This is in addition to an advance of $100,000 from Mr. Ullrich which occurred on February 18, 2010, as previously reported on the Company Form 8-K filed on February 24, 2010.   The final agreements to document the loan have not been signed, and the material terms are not final. However, the parties have discussed and preliminarily agreed to terms similar to the $600,000 loan with Mr. Ullrich on August 27, 2009, and described in the Company Form 8-K filed on September 2, 2009, except the new loan will not include a term requiring a potential reversion of the exercise price to $3.00 per share.  In addition, the new loan will provide for an additional advance of $50,000 to be available to the Company in June 2010.  Assuming the other terms remain as anticipated, the final loan will be a $400,000 loan at 10% simple interest, with a maturity of November 1, 2010, and conversion rights into Company common stock at an exercise price of $1.00 per share.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

Effective February 2009, Mr. Larry Earle resigned from the Company to pursue independent consulting.  We will to continue to work with Mr. Earle in the poultry industry and benefit from his industry experience as he consults with the Company.

During the years ended December 31, 2009 and 2008, the Company engaged the services of Resultrek for business consulting and planning.  Resultrek is controlled by Karl Hellman, a director of the Company.  The Company paid approximately $11,500 and $68,000, respectively, for various projects.

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

The remaining warrants and the conversion rate contain “round down” provisions where the exercise price is to be adjusted if the Company should issue stock for less than the original exercise price.  Due to this feature, and pursuant to SEC guidance, the Company accounts for the warrants and convertible feature as a derivative liability with changes in fair value being recorded in the income statement.  As of December 31, 2009 and 2008, the value of the derivative liability was $8,662,893 and $8,621,940, respectively.  The Company recorded a loss of $40,953 and $3,140,087 in the change of the derivative liability to fair market value for the years ended December 31, 2009 and 2008, respectively.

Director Independence

The Board of Directors has determined in accordance with the listing standards of The NASDAQ Stock Market that each of the following directors is an independent director: Mr. Hellman, Mr. Jacoby and Mr. Warwick. To be an independent director under those listing standards, a director must have no relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and must have no relationships which are specified in the independence standards to preclude an independence determination. Mr. Bradley is not independent because he is an executive officer. Mr. Ullrich is not independent due to the level of beneficial ownership of common stock of the Company. As described at “Certain Relationships and Related Transactions,” Mr. Hellman received consulting fees in the amount of approximately $11,500.  Due to the nature and amount of these fees, Mr. Hellman is not disqualified from independence under the NASDAQ listing standards.  In making the foregoing determination, the Board considered all relationships between members of the Board of Directors and the Company, including the relationships described at “Certain Relationships and Related Transactions.”

The Board of Directors unanimously concluded that the above-rule listed relationships would not affect the independent judgment of the three independent directors, Mr. Hellman, Mr. Jacoby and Mr. Warwick, based on their experience, character and independent means, and therefore do not preclude an independence determination.

The Board approved the participation of J. Leo Montgomery as a non-independent member of the Audit Committee in accordance with the NASDAQ listing standards exception.

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

HJ & Associates, LLC

	2009	2008
Audit Fees	$58,218	$51,255

AUDIT-RELATED FEES

HJ did not bill us for any “audit-related fees” (as defined in Regulation S-X) in connection with its audit of our financial statements for the fiscal years ended December 31, 2009 or December 31, 2008.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2009 and December 31, 2008, HJ & Associates did not bill us for, nor performed, any financial information systems design or implementation.

TAX FEES

HJ & Associates did not bill us for any professional services rendered for tax related services for the fiscal years ended December 31, 2009 or 2008. Tax services provided by other firms are not included in this disclosure.

ALL OTHER FEES

We were billed $1,119 and $0 for other professional services by HJ & Associates, LLC for the fiscal years ended December 31, 2009 and December 31, 2008, respectively.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2009 by HJ & Associates, LLC is compatible with maintaining HJ & Associates, LLC independence.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are incorporated by reference in Item 8 of this Report:

Independent Auditors’ Report
Balance Sheet, December 31, 2009 and 2008
Statements of Operations for years ended December 31, 2009 and 2008
Statements of Changes of Stockholder Equity for years ended December, 2009 and 2008
Statements of Cash Flow for year ended December, 2009 and 2008
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

10.8*	Form of Employment Agreement dated as of October 24, 2006 with Wade R. Bradley. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 30, 2006.)

10.9*	Form of Option Agreement dated as of October 24, 2006 with Wade R. Bradley. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated October 30, 2006.)

10.10	Form of Escrow Agreement dated as of October 24, 2006 with Wade R. Bradley. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated October 30, 2006.)

10.11
Amended and Restated License Agreement dated as of January 10, 2007 by and between Electric Aquagenics Unlimited, Inc. and Zerorez Franchising Systems, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 16, 2006.)

10.12	Warrant Agreement dated as of May 9, 2007 between the Company and Peter F. Ullrich and Water Sciences LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated May 15, 2007)

10.13
Warrant and Put Agreement dated as of May 9, 2007 between the Company and Peter F. Ullrich and Water Sciences LLC (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated May 15, 2007)

10.14
Amended and Restated Registration Rights Agreement dated as of May 9, 2007 between the Company and Peter F. Ullrich and Water Sciences LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated May 15, 2007)

10.15
License agreement between University of Georgia Research Foundation, Inc. and Electric Aquagenics Unlimited, Inc. dated June 18, 2002 (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-QSB for the quarter ended June 30, 2007)

10.16
Agreement for Purchase and Sale of Assets dated as of August 13, 2007 between the Company and Perfect Water & Essentials, LLC (“PWE”) (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 22, 2007)

10.17
Agreement for Purchase and Sale of Assets dated as of August 13, 2007 between the Company and Perfect Water & Essentials, LLC (“PWE”) (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 27, 2007)

Exhibit No.	Identification of Exhibit
10.18*	EAU Technologies, Inc. 2007 Stock Incentive Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement filed with the Commission on November 5, 2007).

10.19*	Form of Employment Agreement dated as of November 8, 2007 with Doug Kindred (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 8, 2007)

10.20*	Form of Option Agreement dated as of November 8, 2007 with Doug Kindred (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 8, 2007)

10.21	Promissory Note dated November 15, 2007 in favor of the Company by Perfect Water & Essentials, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 15, 2007)

10.22*	Form of Option Agreement dated as of December 6, 2007 with select employees (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 6, 2007)

10.23	Waiver and Consent Letter dated August 30, 2007 between the Company and Water Science, LLC. (Incorporated by reference to Exhibit 10.28 of the Company’s Form 10-KSB dated March 27, 2008)

10.24
Stock Purchase Agreement dated as of January 10, 2007 by and between Electric Aquagenics Unlimited, Inc. and Peter Ullrich. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 16, 2006.)

10.25
Stock Purchase Agreement dated as of November 10, 2008 between the Company and Theodore Jacoby. (Incorporated by reference from Ex. 4 to quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2008)

10.26	Form of Restricted Stock Award Agreement for Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 27, 2008.)

10.27*	Form of Restricted Stock Award Agreement for Employees. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated February 27, 2008.)

10.28
First Amendment to Lease Agreement dated as of October 31, 2006 between the Company and Cobb International Associates. (Incorporated by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-1 (File No. 333-144646 dated April 11, 2008.)

10.29	Security Agreement dated September 16, 2005 between the Company and Water Science LLC (Incorporated by reference to Ex.10.3 to the Company’s Form 8-K filed on October 12, 2005).

10.30
First Amendment to Second Amended and Restated Senior Secured Convertible Promissory Note signed March 24, 2009 between the Company and Water Science LLC. (Incorporated by reference to Ex.10.30 to the Company’s Form 10-K filed on March 30, 2009).

10.31	First Amendment to Stock Purchase Agreement dated March 25, 2009 between the Company and Water Science LLC. (Incorporated by reference to Ex.10.31 to the Company’s Form 10-K filed on March 30, 2009).

10.32*	Amendment to Employment Agreement dated as of December 17, 2008 between the Company and Wade Bradley. (Incorporated by reference to Ex.10.32 to the Company’s Form 10-K filed on March 30, 2009).

10.33*	Amendment to Employment Agreement dated as of December 17, 2008 between the Company and Doug Kindred (Incorporated by reference to Ex.10.33 to the Company’s Form 10-K filed on March 30, 2009).

10.34
Second Amendment to Second Amended and Restated Senior Secured Convertible Promissory Note dated August 27, 2009, between the Company and Water Science LLC. (Incorporated by reference to Ex. 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 2, 2009)

10.35
$600,000 Loan Agreement dated August 27, 2009, between the Company and Peter Ullrich.  (Incorporated by reference to Ex. 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 2, 2009)

10.36	Stock Purchase agreement between the Company and Ted Jacoby. (Incorporated by reference to Ex. 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 10, 2010)

10.37
Waiver and Consent Letter dated August 30, 2007 between the Company and JLM Consulting, LLC.  (Incorporated by reference to Ex. 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 10, 2010)

Exhibit No.	Identification of Exhibit
10.38
Waiver and Consent Letter dated August 30, 2007 between the Company and Water Science, LLC.   (Incorporated by reference to Ex. 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 10, 2010)

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

*Executive Compensation Arrangement Pursuant to 601(b)(10)(iii)(A) of Regulation S-K.

SIGNATURES

           In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAU Technologies, Inc.:

Dated: March 30, 2010	By:	/s/ Wade R. Bradley
Wade R. Bradley
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wade R. Bradley	Chief Executive Officer	March 30, 2010
Wade R. Bradley	(principal executive officer)

/s/ Brian D. Heinhold	Chief Financial Officer	March 30, 2010
Brian D. Heinhold	(principal accounting officer)

/s/ J. Leo Montgomery	Director	March 30, 2010
J. Leo Montgomery

/s/ Karl Hellman	Director	March 30, 2010
Karl Hellman

/s/ Theodore C. Jacoby, Jr.	Director	March 30, 2010
Theodore C. Jacoby, Jr.

/s/ Peter F. Ullrich	Director	March 30, 2010
Peter F. Ullrich

/s/ William J. Warwick	Director	March 30, 2010
William J. Warwick

EAU TECHNOLOGIES, INC.

REPORT AND FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets	F-3 – F-4

Statements of Operations	F-5

Statements of Changes in Stockholders’ Equity (Deficit)	F-6

Statements of Cash Flows	F-7 – F-8

Notes to Financial Statements	F-9 – F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
EAU Technologies, Inc.
Kennesaw, Georgia

We have audited the accompanying balance sheets of EAU Technologies, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders equity (deficit) and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EAU Technologies, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment about the effectiveness of EAU Technologies, Inc.’s internal control over financial reporting as of December 31, 2009 and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 16 to the financial statements, the Company has a working capital deficit as well as a deficit in stockholders equity.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 16.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 30, 2010

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	December 31,
	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$181,481	$494,612
Accounts receivable, net	42,995	8,710
Accounts receivable – related party, net	6,248	358,656
Accrued interest	-	1,875
Prepaid expense	45,419	52,468
Note Receivable, current portion	-	150,000
Inventory, net	2,022,462	3,014,503

Total current assets	2,298,605	4,080,824

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $133,821 and $113,360	26,183	46,644

LEASED EQUIPMENT, net of
accumulated depreciation of $406,952 and $15,156	721,221	200,253

OTHER ASSETS
Deposits	10,496	10,496
Restricted cash	240,000	240,000
Patents, net of accumulated amortization of $644 and $0	111,265	87,561

Total other assets	361,761	338,057

Total assets	$3,407,770	$4,665,778

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2009	2008
CURRENT LIABILITIES
Accounts payable	$401,663	$373,206
Accrued expenses	924,107	658,608
Warranty reserve	92,160	100,000
Advance deposits on machine orders – related party	349,986	697,500
Current portion of long-term debt	50,832	23,581
Current portion of deferred licensing revenue – related party	141,667	200,000
Convertible note payables – related party, current portion net of discounts of $0 and $76,754	3,600,000	2,923,246

Total current liabilities	5,560,415	4,976,141

LONG TERM LIABILITIES
Long term debt, net of current portion	6,512	39,150
Deferred licensing revenue – related party	-	141,667
Derivative liability – related party	8,662,893	8,621,940

Total long term liabilities	8,669,405	8,802,757

Total Liabilities	14,229,820	13,778,898

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 19,886,168 and 18,285,918 issued and outstanding, respectively	1,989	1,829
Additional paid in capital	41,311,512	39,594,894
Accumulated deficit	(52,135,551)	(48,709,843)

Total stockholders’ equity (deficit)	(10,822,050)	(9,113,120)

Total liabilities and stockholders’ equity (deficit)	$3,407,770	$4,665,778

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2009	2008
NET REVENUES – RELATED PARTY	$201,264	$226,188

NET REVENUES	523,246	210,921

TOTAL REVENUES	724,510	437,109

COST OF GOODS SOLD	143,048	84,806

GROSS PROFIT	581,462	352,303

OPERATING EXPENSES
Depreciation and amortization	21,106	64,330
Research and development	447,637	228,031
General and administrative	2,903,769	4,193,761

Total operating expenses	3,372,512	4,486,122

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,791,050)	(4,133,819)

OTHER INCOME (EXPENSE)
Interest expense	(358,415)	(742,625)
Interest income	13,458	12,956
Gain (Loss) on derivative liability	(40,953)	(1,863,866)
Impairment of fixed assets	(248,748)	140

Total other income (expense)	(634,658)	(2,593,395)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,425,708)	(6,727,214)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(3,425,708)	$(6,727,214)

NET LOSS PER SHARE	$(0.18)	$(0.41)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	19,336,215	16,404,945

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance, December 31, 2007	15,105,650	$1,511	$35,406,545	$(41,982,629)	$(6,574,573)

Issuance of shares for cash of $1,500	150,000	15	1,485	-	1,500

Issuance of shares of restricted stock to members of the Board of Directors and certain employees	187,962	19	216,137	-	216,156

Exercise of warrants for $2,200,000, or $1.30 per share, by Water Science, a related party	1,692,306	169	2,199,831	-	2,200,000

Issuance of shares for $1,050,000, or $1.00 per share, to Water Science, a related party	1,050,000	105	1,049,895	-	1,050,000

Issuance of shares for $100,000, or $1.00 per share, to Theodore Jacoby, a director	100,000	10	99,990	-	100,000

Issuance and vesting of options and warrants for services	-	-	621,011	-	621,011

Net loss for the year ended December 31, 2008	-	-	-	(6,727,214)	(6,727,214)

Balance, December 31, 2008	18,285,918	1,829	39,594,894	(48,709,843)	(9,113,120)

Issuance of shares for cash at $1.00 per share, to Water Science, a related party.	1,450,000	145	1,449,855	-	1,450,000

Issuance and vesting of options and warrants for services	-	-	197,028	-	197,028

Cancellation of shares	(24,750)	(2)	2		-

Issuance of shares of restricted stock to members of the Board of Directors	150,000	15	59,985		60,000

Issuance of shares for consulting services	25,000	2	9,748		9,750

Net loss for the year ended December 31, 2009	-	-	-	(3,425,708)	(3,425,708)

Balance, December 31, 2009	19,886,168	$1,989	$41,311,512	$(52,135,551)	$(10,822,050)

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

 STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,425,708)	$(6,727,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	412,901	77,996
Bad debt expense	41,115	55,092
Common stock issued for services	69,750	216,156
Warrants and options granted	197,028	621,011
Discount of note payable	76,754	631,579
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(75,400)	(2,606)
(Increase) decrease in accounts receivable – related party	352,408	(1,041)
(Increase) decrease in pre-paid expense	7,049	(21,868)
(Increase) decrease in accrued interest	1,875	(1,875)
Decrease (increase) in inventory	186,858	(318,309)
Decrease in deposits	-	1,162
Increase in accounts payable	28,456	86,023
Increase in accrued expenses	265,499	13,554
(Decrease) in warranty reserve	(7,840)	(22,000)
(Decrease) in advance deposits on machine orders – related party	(347,514)	-
(Decrease) in deferred revenue	(200,000)	(200,000)
Increase in derivative liability	40,953	1,863,866
Net cash used in operating activities	(2,375,816)	(3,728,474)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(107,580)	-
Proceeds from note receivable	150,000	-
Intellectual property disbursements	(24,348)	(26,003)
Net cash provided (used) in investing activities	18,072	(26,003)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(5,387)	(16,155)
Proceeds from issuance of common stock – related party	1,450,000	2,851,500
Proceeds from issuance of notes payable – related party	600,000	-
Net cash provided by financing activities	2,044,613	2,835,345

NET INCREASE (DECREASE) IN CASH	(313,131)	(919,132)
CASH and cash equivalents, beginning of period	494,612	1,413,744

CASH and cash equivalents, end of period	$181,481	$494,612

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(Continued)

	Year ended December 31,
	2009	2008
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$4,369	$20,650
Income Taxes	$-	$-
Supplemental Disclosures of Non-cash Investing and Financing Activities
Common stock issued for services	$69,750	$216,156

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

Property and Equipment, and Depreciation – Property and equipment are recorded at historical cost.  Expenditures for additions and major improvements that extend the life of the asset are capitalized, whereas the cost of maintenance and repairs are expensed as incurred.  The Company is currently testing its system in multiple locations.  Upon completion of the tests, and once the lease for the system has started, the cost of the system will be transferred from inventory to property and equipment.  Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from three to seven years.  Depreciation expense for the years ended December 31, 2009 and 2008 was $20,684 and $64,330, respectively.  In September 2005, the Company pledged all the assets of the Company as collateral for the Senior Convertible Note, payable to Water Science, a related party.

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

Research and Development – Research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2009 and 2008 were approximately $448,000 and $228,000, respectively.

Patents, Trademarks and Intellectual Property – Patents, trademarks and intellectual property, consisting of trade secrets and formulas are recorded in accordance with Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350), (formerly Statement of Financial Accounting Standards “SFAS” No. 142, "Goodwill and Other Intangible Assets").  As such, patents and trademarks are initially measured based on their fair values.

Loss Per Share – The Company follows the provisions of ASC Topic 260 "Earnings Per Share".  Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding.  No changes in the computation of diluted earnings per share amounts are presented because warrants granted would have been anti-dilutive due to the Company’s net reported loss.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation - Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement method to account for stock-based compensation.

Recently   Enacted   Accounting   Standards - Accounting Standards Codification (ASC 105)(the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. There are no changes to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our consolidated financial statements.

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

Reclassification - The financial statements for periods prior to December 31, 2009, have been reclassified to conform to the headings and classifications used in the December 31, 2009, financial statements.

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

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – RESTRICTED CASH

In November 2006 the Company entered into an employment agreement with Wade Bradley, the Company’s CEO. Pursuant to the agreement the Company deposited $240,000 with an escrow agent in January 2007. The Company has recognized this amount as restricted cash on the Company’s financial statements.  The Company recognized $40 and $2,962 in interest income from the escrow account for the years ended December 31, 2009 and 2008, respectively.  In February 2010, the Company and Mr. Bradley amended Mr. Bradley’s employment agreement and removed the requirement of the escrow account and have closed the account.

NOTE 4 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following at:

	December 31
	2009	2008
Trade accounts receivable	$130,660	$78,710
Trade accounts receivable – related party	6,248	358,656
Less allowance for doubtful accounts	(87,665)	(70,000)
	$49,243	$367,366

During 2009, sales to three customers represented approximately 89% of our revenues.  During 2008, one customer, a related party represented approximately $52% of our revenues.  Bad debt expense for the years ended December 31, 2009 and 2008 was $41,115 and $55,092, respectively.

NOTE 5 - INVENTORIES

The composition of inventories is as follows at December 31:

	2009	2008
Finished goods	$894,488	$1,828,984
Raw materials	1,527,974	1,585,519
Allowance for obsolete inventory	(400,000)	(400,000)

	$2,022,462	$3,014,053

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2009	2008
Machinery and equipment	$63,426	$63,426
Furniture and fixtures	64,442	64,442
Leasehold improvements	32,136	32,136
Total property and equipment	160,004	160,004
Less: accumulated depreciation	(133,821)	(113,360)
Property and equipment, net	$26,183	$46,644

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
NOTE 7 – LEASED ASSETS

Leased assets consist of equipment that has been placed in service and is under an operating lease agreement with two customers.  Each system is custom designed for the size and fluid requirements of the application.  We recorded approximately $445,000 and $39,000 in revenues from the lease of these systems for the year ended December 31, 2009 and 2008, respectively.  The amount of equipment at December 31:

	2009	2008
Leased equipment	1,128,173	215,409
Less: accumulated depreciation	(406,952)	(15,156)
Leased equipment, net	$721,221	$200,253

Due to the uncertainty of continuing operations of our system at a poultry plant, the Company recorded an impairment loss of approximately $248,000.  The impairment was determined to be an amount that the Company could not recover should the system be removed.  We concluded that the remaining value could be recouped in a subsequent sale.

At December 31, 2009, minimum lease payments receivable for each succeeding period based on current agreements is as follows:

2010	$168,000
2011	$168,000
2012	$126,000
2013	$-
2014	$-

NOTE 8 – INTANGIBLE ASSETS

Patents, trademarks and intellectual property, consisting of trade secrets and formulas are recorded in accordance with Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350), (formerly Statement of Financial Accounting Standards “SFAS” No. 142, "Goodwill and Other Intangible Assets").  As such, patents are initially measured based on their fair values.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  The amount of intangible assets, consisting of patents, as of December 31, 2009 is as follows:

Gross amount of patents	$111,909
Less amount of accumulated amortization	(644)
Net value of patents	$111,265

Amortization expense for the fiscal years ended December 31, 2009 and 2008 was $644 and $0, respectively.

The estimated amortization expense, based on current intangible balances, for the next fiscal years beginning January 1, 2010 is as follows:

2010	$1,357
2011	$1,357
2012	$1,357
2013	$1,357
2014	$1,357

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  The agreement allows for a pro-rated refund during the first 5 years under certain circumstances.  The Company recognizes income from this agreement over the first 5 years of the agreement.  The Company recognized $200,000 in each of the years ended December 31, 2009 and 2008.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  During the year ended December 31, 2009, the Company sold less than $1,500 in parts to Water Science.  During the year ended December 31, 2008, the Company sold one small water generator and miscellaneous spare parts to Water Science for $26,188.  Further, the Company has received and recorded $349,986 in advance deposits from Water Science on machine orders at December 31, 2009.  In connection with the sales to Water Sciences, the Company has recorded approximately $750 in accounts receivable at December 31, 2009.

Convertible Note Payable - In September 2005, the Company entered into a Senior Convertible Note with Water Science in exchange for $3,000,000 (see Note 11).  Due to the discount of this note and the beneficial conversion feature, the Company has recognized approximately $76,750 and $632,500 in interest expense for the years ended December 31, 2009 and 2008, respectively.  The Company accounts for the warrants and convertible debt feature as a derivative liability with changes in fair value being recorded in the income statement.  The Company recorded a loss of $40,953 due to the change in the fair market value at December 31, 2009.  The Company recorded a loss of $1,863,866 in the change of the derivative liability to fair market value for the year ended December 31, 2008.

The Company entered into a Loan Agreement with Mr. Peter Ullrich, a related party, whereby he agreed to loan $600,000 to the Company.  Simple interest will accrue at a rate of 10% per annum on the unpaid principal amount outstanding and the loan will mature on November 1, 2010.  (See Note 11)

Escrow Arrangement with Chief Executive Officer – In October 2006, the Company entered into an escrow agreement with the Chief Executive Officer. Pursuant to the escrow agreement, to secure the Company’s obligation to make the Severance Payment, the Company is required to deposit, at its election, either (1) cash in the amount of $240,000 or (2) an irrevocable letter of credit with a face amount of $240,000, with an agreed upon escrow agent who shall hold such funds (or letter of credit) in escrow. In January 2007, the Company deposited $240,000 in cash with an escrow agent. In February 2010, the Company and the Chief Executive Officer entered into an agreement to terminate the escrow agreement and close the account.

Advances – Periodically throughout the year, the Company advances officers and employees cash for certain reimbursable expenses.  As of December 31, 2009 and 2008, the Company had advances to employees or officers in the amount of $5,500.

Employee Options – In December 2007, the Company granted 480,260 options to various employees.  The options are for a term of ten (10) years and have an exercise price of $1.30 per share.  The options vest over a period of four (4) years.   The options were valued using the Black-Scholes model with the following assumptions:  risk free rate of 4.64%, volatility at 87.06% and the stock price at $1.30.  The value of each option is approximately $1.13.  In May 2009, 36,000 options were cancelled due to the departure of an employee.  The Company recognized $74,709 during the year ended December 31, 2009.

In November 2007, the Company granted 530,000 options to Douglas Kindred, in connection with the appointment of Mr. Kindred as Chief Technology Officer.  The options are for a term of ten (10) years and have an exercise price of $1.30 per share.  The options vest over a period of four (4) years.   The options were valued using the Black-Scholes model with the following assumptions:  risk free rate of 4.28%, volatility at 85.99% and the stock price at $1.01.  The value of each option is approximately $0.85.  The Company recognized $69,424 during the year ended December 31, 2009.

In October 2006, the Company granted 500,000 options to Mr. Wade Bradley, the Company’s CEO, pursuant to his employment agreement.  The options vest over four years and have an exercise price of $1.30 per share.  The Company recognized $52,895 during the year ended December 31, 2009.  (See Note 13)

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – WARRANTY RESERVE

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

	For the Year Ended December 31,
	2009	2008
Warranty reserve at beginning of period	$100,000	$122,000
Costs accrued for additional warranties	-	3,208
Service obligations honored	(7,840)	(25,208)
Warranty reserve at end of period	$92,160	$100,000

NOTE 11 - SENIOR CONVERTIBLE DEBT

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

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 - SENIOR CONVERTIBLE DEBT – (Continued)

On August 27, 2009, the Company entered into a Loan Agreement with Mr. Peter Ullrich, a related party, whereby he agreed to loan $600,000 to the Company, funded in three installments, as follows, $200,000 payable on September 15, 2009, $200,000 payable on October 15, 2009, and $200,000 payable on November 15, 2009.  Simple interest will accrue at a rate of 10% per annum on the unpaid principal amount outstanding and the loan will mature on November 1, 2010, at which time accrued interest and the outstanding principal balance shall be due.   The agreement contains an optional conversion right, whereby the Lender may convert all or any portion of the outstanding principal and interest due into shares of the Company’s common stock at a price per share equal to $1.00 per share.

The warrants and the conversion rate of the convertible notes contain “round down” provisions where the exercise price is to be adjusted if the Company should issue stock for less than the original exercise price.  Due to this feature, and pursuant to SEC guidance, the Company accounts for the warrants and convertible feature as a derivative liability with changes in fair value being recorded in the income statement.  As of December 31, 2009 and 2008, the value of the derivative liability was $8,662,893 and $8,621,940, respectively.  The Company recorded a loss of $40,953 and $1,863,866 in the change of the derivative liability to fair market value for the years ended December 31, 2009 and 2008, respectively.

NOTE 12 – LONG TERM DEBT

Long-term debt consisted of the following at:

	December 31,
	2009	2008
Unsecured note payable to unrelated third party, payable in monthly installments of $1,500, including interest of approximately 22%, due October 2012	$28,672	$31,366
Unsecured note payable to unrelated third party, payable in monthly installments of $1,500, including interest of approximately 22%, due October 2012	28,672	31,365

Total debt	57,344	62,731

Less: current portion	(50,832)	(23,581)

Long term debt	$6,512	$39,150

The Company has paid extra payments in the past and there is a potential that the notes could be paid off prior to the original maturity date.  The estimated maturities of the notes payable are as follows:

Year Ending December 31,	Amount
2009	$50,832
2010	6,512
2011	-
Thereafter	-
$57,344

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 13 – COMMON STOCK

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

In March 2009, the Company and Water Science amended the payment schedule of the Purchase Agreement on the final $950,000.  The purchase of the common stock was scheduled to occur in four monthly installments of $250,000 on April 15, 2009, $250,000 on May 15, $250,000 on June 15 and a final installment of $200,000 on July 15, 2009.  As of the date of this report, the Company has received payment of all of these installments.  The Second Amended Convertible Note included an interest rate of 3% and a maturity date of March 16, 2009. In March 2009, the Company and Water Science agreed to extend the maturity date to September 16, 2009 and increase the interest rate to 10%.  In August 2009, the note was again extended until November 1, 2010.  WS is controlled by Peter Ullrich, a member of the Board of Directors of the Company

In February 2008, the Compensation Committee of the Board of Directors of the Company granted $30,000 to each board member in the form of 23,077 shares of restricted stock for each director, effective on February 27, 2008. The restricted stock will vest ratably over a period of two years from the date of grant. These grants were made pursuant to the annual directors’ compensation program approved by the Board in December 2007.  The amount of compensation was based on recommendations from a non-related human resource consulting firm.  The Compensation Committee also granted 49,500 shares of restricted stock to various employees, which will vest one year from the date of grant.

In January 2008, an officer of the Company exercised 150,000 options for $1,500 or $0.01 per share.  The options were granted in 2003 for services.

A summary of the status of the options and warrants granted at December 31, 2009 and 2008, and changes during the years then ended is presented below.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 13 – COMMON STOCK – (Continued)

	For the years ended December 31,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	8,387,867	$1.60	10,641,839	$1.55
Granted	-	-	-	-
Exercised	-	-	(1,842,306)	1.19
Expired or cancelled	(570,576)	3.52	(411,666)	2.21
Outstanding at end of period	7,817,291	$1.46	8,387,867	$1.60
Weighted average fair value of options exercisable	7,230,161	$1.47	7,430,172	$1.63

A summary of the status of the options and warrants outstanding at December 31, 2009 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$.01-.50	210,000	0.4 years	$0.10	210,000	$0.10
1.00-1.99	6,688,491	1.6 years	1.30	6,101,361	1.30
2.00-2.99	720,000	4.6 years	2.56	720,000	2.56
3.00-3.99	115,000	5.0 years	3.46	115,000	3.46
4.00-4.99	5,000	0.4 years	4.00	5,000	4.00
5.00-5.50	78,800	0.3 years	5.00	78,800	5.00
$.01-5.50	7,817,291	1.9 years	$1.46	7,230,161	$1.47

The fair value of each warrant granted is estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the grants during 2007: risk-free interest rate of between 4.28% and 4.64%, expected dividend yield of zero, expected lives of three to ten years and expected volatility of between 72.07% and 87.06%.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.  ASC 740 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At December 31, 2009 and 2008, the total of all deferred tax assets was approximately $16,010,000 and $14,837,000, respectively, and the total of the deferred tax liabilities was approximately $0 and $0, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the deferred tax assets, the Company established a valuation allowance of approximately $16,010,000 and $14,837,000 as of December 31, 2009 and 2008, respectively, which has been offset against the deferred tax assets.  The net change in the valuation allowance during the year ended December 31, 2009, was $1,201,000.

The Company has available at December 31, 2009, unused tax operating loss carryforwards of approximately $32,439,000, which may be applied against future taxable income and expire in various years through 2029.

The components of income tax expense from continuing operations for the years ended December 31, 2009 and 2008 consist of the following:

	Year Ended December 31,
	2009	2008
Current income tax expense:
Federal	$-	$-
State	-	-
Net current tax expense	-	-
Deferred tax expense (benefit) arising from:
Excess of tax over financial accounting depreciation	$(14,008)	$(6,518)
Accrued compensation and taxes	(10,084)	-
Accrued interest	(213,689)	-
Reserve for bad debts	(6,589)	(16,785)
Derivative liability	(15,275)	(695,223)
Warranty reserve	2,924	8,206
Deferred income	74,600	74,600
Impairment of fixed assets	(92,783)	-
Net operating loss carryforwards	(907,827)	(1,681,089)
Other	(18,503)	1,249
Valuation allowance	1,201,234	2,315,560
Net deferred tax expense	$-	$-

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES – (Continued)

The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 2009 and 2008:

	December 31,
	2009	2008
Excess of tax over book accounting depreciation	$(95,301)	$(81,293)
Obsolete inventory	149,200	149,200
Accrued interest – related party	213,689	-
Accrued compensation and payroll taxes	112,152	102,068
Warranty reserve	34,376	37,300
Contribution carryover	7,124	7,124
Deferred income	52,842	127,442
Reserve for bad debt	32,699	26,110
263A capitalization	79,684	-
NOL carryforwards	12,099,731	11,191,903
Derivative liability	3,231,259	3,277,167
Impairment of fixed assets	92,783	-

The Company files income tax returns in the U.S. federal jurisdiction, and North Carolina, Georgia, and Utah.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.  The statue of limitations remains open on all years from 2000 going forward.  Once the returns have been filed the IRS will have 3 years to examine and adjust the amounts reported.

The company operates at a loss and will only be liable for minimum state tax payments once returns are filed.  No unrecognized liability will be added to the Company’s balance sheet for the un-filed returns as the amounts reported are an immaterial amount.

At December 31, 2009, there are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

NOTE 16 – GOING CONCERN

The Company has incurred significant losses and has had negative cash flows from operations.  As a result, at December 31, 2010, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations.  We currently have sufficient funds to operate our business until the middle of 2010.  We do not have any agreements in place for additional funding.  Management will continue to seek to obtain sufficient funding for its operations through either debt or equity financing.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses.

The Company estimates that it will need approximately $2,000,000 for the upcoming twelve months to execute our business plan and an additional $3,600,000, plus interest, in order to satisfy our senior notes payable with Water Science, which becomes due in November 2010, if the note is not converted into common stock.  Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

Our auditors have issued their Independent Registered Public Accountants’ Report on the Company's financial statements for the fiscal year ended December 31, 2009 with an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 17 – LOSS PER SHARE

Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. At December 31, 2009, the Company had outstanding warrants and notes payable convertible into shares of common stock, which were not used in the computation of loss per share because their effect would be anti-dilutive.

The following data shows the amounts used in computing loss per share:
	For the years ended December 31,
	2009	2008
Net loss	$(3,425,708)	$(6,727,214)
Total net loss per share	$(0.18)	$(0.41)
Weighted average number of common shares outstanding used in loss per share for the period	19,336,215	16,404,945

NOTE 18 – SUBSEQUENT EVENTS

In February 2010, the Company and Wade R. Bradley amended Mr. Bradley’s employment agreement to (i) remove a provision that required the Company to maintain $240,000 in an escrow account as collateral for any future severance payment to which Mr. Bradley may become entitled pursuant to the Employment Agreement and (ii) reduce any future severance payment to which Mr. Bradley may become entitled pursuant to the Employment Agreement from twelve months salary, paid over the twelve month period following termination, to six months salary, paid over the six month period following termination.

In consideration of Mr. Bradley’s agreement to amend the Employment Agreement, $120,000, less applicable Federal and state tax withholdings (which will be retained by the Company and remitted to the applicable taxing authorities) and applicable escrow agent fees, was disbursed directly to Mr. Bradley.  The remaining balance of $120,000 of the escrow funds, less applicable escrow agent fees, was disbursed to the Company.  All interest earned on the escrow funds has also be remitted to the Company. Mr. Bradley and the Company agreed to these amendments to provide the Company with short-term liquidity it needs for operations.

In conjunction with the disbursement of funds from escrow, the escrow agreement between the Company, Mr. Bradley and Specialized Title Services, Inc., filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 30, 2006, was terminated.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 18 – SUBSEQUENT EVENTS – (Continued)

On March 25, 2010, the Company obtained an unsecured short term loan of $250,000 from Peter Ullrich a member of the Board of Directors of the Company.  This is in addition to an advance of $100,000 from Mr. Ullrich which occurred on February 18, 2010, as previously reported on the Company Form 8-K filed on February 24, 2010.   The final agreements to document the loan have not been signed, and the material terms are not final. However, the parties have discussed and preliminarily agreed to terms similar to the $600,000 loan with Mr. Ullrich on August 27, 2009, and described in the Company Form 8-K filed on September 2, 2009, except the new loan will not include a term requiring a potential reversion of the exercise price to $3.00 per share.  In addition, the new loan will provide for an additional advance of $50,000 to be available to the Company in June 2010.  Assuming the other terms remain as anticipated, the final loan will be a $400,000 loan at 10% simple interest, with a maturity of November 1, 2010, and conversion rights into Company common stock at an exercise price of $1.00 per share.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

On March 10, 2010, the Board of Directors of EAU Technologies authorized the sale by the Company of 100,000 unregistered shares of Common Stock of the Company at a price of $1.00 per share to Theodore Jacoby, a director of the Company.

Management evaluated events subsequent to December 31, 2009 and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.