Form 10-Q
period 2010-03-31
EAU TECHNOLOGIES, INC.
filed 2010-05-24
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of May 21, 2010, the Registrant had 20,006,168 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2010

PART I - FINANCIAL INFORMATION

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$316,634	$181,481
Accounts receivable, net	35,645	42,995
Accounts receivable – related party, net	6,216	6,248
Pre-paid expense	25,664	45,419
Inventory, net	1,954,093	2,022,462

Total current assets	2,338,252	2,298,605

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $137,366 and $133,821	22,638	26,183

LEASED EQUIPMENT, net of accumulated depreciation of $ 421,363 and $406,952	706,810	721,221

OTHER ASSETS
Deposits	11,571	10,496
Restricted cash	-	240,000
Intellectual property, net	114,079	111,265

Total other assets	125,650	361,761

Total assets	$3,193,350	$3,407,770

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Restated)
CURRENT LIABILITIES
Accounts payable	$437,617	$401,663
Accrued expenses	365,965	351,215
Accrued interest	667,749	572,892
Warranty reserve	86,198	92,160
Current portion of deferred licensing revenue – related party	91,667	141,667
Advance deposits on machine orders	12,500	-
Advance deposits on machine orders – related party	329,630	349,986
Current portion of long-term debt	57,344	50,832
Convertible notes payable – related party	3,950,000	3,600,000

Total current liabilities	5,998,670	5,560,415

LONG TERM LIABILITIES

Long term debt, net of current portion	-	6,512
Derivative liability – related party	4,761,053	5,333,401

Total long term liabilities	4,761,053	5,339,913

Total liabilities	10,759,723	10,900,328

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 20,006,168 and 19,886,168 issued and outstanding, respectively	2,001	1,989
Additional paid in capital	41,460,956	41,311,512
Accumulated deficit	(49,029,330)	(48,806,059)

Total stockholders’ equity (deficit)	(7,566,373)	(7,492,558)

Total liabilities and stockholders’ equity (deficit)	$3,193,350	$3,407,770

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009
		(Restated)
NET REVENUES – RELATED PARTY	$74,627	$50,000

NET REVENUES	87,775	104,650

TOTAL REVENUES	162,402	154,650

COST OF GOODS SOLD	40,815	25,480

GROSS PROFIT	121,587	129,170

OPERATING EXPENSES
Depreciation and amortization	3,884	7,024
Research and development	66,751	74,067
General and administrative	750,332	750,031

Total operating expenses	820,967	831,122

LOSS BEFORE OTHER INCOME (EXPENSE)	(699,380)	(701,952)

OTHER INCOME (EXPENSE)
Interest expense	(96,265)	(111,618)
Interest income	26	3,805
Gain (Loss) on derivative liability	572,348	(53,407)

Total other income (expense)	476,109	(161,220)

LOSS BEFORE PROVISION FOR INCOME TAXES	(223,271)	(863,172)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(223,271)	$(863,172)

NET LOSS PER SHARE	$(0.01)	$(0.05)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	19,926,835	18,478,696

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance, December 31, 2009 (Restated)	19,886,168	$1,989	$41,311,512	$(48,806,059)	$(7,492,558)

Exercise of warrants for cash of $200, or $0.01 per share	20,000	2	198	-	200

Issuance of shares for $100,000, or $1.00 per share, to Theodore Jacoby, a director	100,000	10	99,990	-	100,000

Vesting of options for services	-	-	49,256	-	49,256

Net loss for the three months ended March 31, 2010	-	-	-	(223,271)	(223,271)

Balance, March 31, 2010	20,006,168	$2,001	$41,460,956	$(49,029,330)	$(7,566,373)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net loss	$(223,271)	$(863,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,295	32,503
Warrants and options vested or issued for services	49,256	83,535
Discount of note payable	-	76,754
Changes in operating assets and liabilities:
Decrease in restricted cash	240,000	-
(Increase) decrease in accounts receivable	7,350	(5,300)
(Increase) decrease in accounts receivable – related party	32	3,000
Decrease in pre-paid expense	19,755	21,741
(Increase) in accrued interest	-	(3,750)
(Increase) decrease in inventory	68,369	(1,977)
(Increase) decrease in deposits	(1,075)	-
Increase (decrease) in accounts payable	35,954	(92,942)
Increase (decrease) in warranty reserve	(5,962)	(1,527)
Increase in advance deposits for machine orders	12,500	-
Increase in advance deposits for machine orders – related party	(20,356)	-
Increase in accrued expenses	14,750	11,432
Increase in accrued interest	94,857	34,863
(Decrease) in deferred revenue	(50,000)	(50,000)
Increase (decrease) in derivative liability	(572,348)	53,407
Net cash (used) in operating activities	(311,894)	(701,433)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(99,467)
Intellectual property disbursements	(3,153)	(3,016)
Net cash (used) in investing activities	(3,153)	(102,483)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of note payable – related party	350,000	-
Proceeds from issuance of common stock – related party	100,200	500,000
Net cash provided by financing activities	450,200	500,000
NET INCREASE (DECREASE) IN CASH	135,153	(303,916)
Cash and cash equivalents, beginning of period	181,481	494,612

Cash and cash equivalents, end of period	$316,634	$190,696

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	Three Months Ended
	March 31,
	2010	2009
		(Restated)
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$1,407	$-
Income Taxes	$-	$-

See notes to financial statements.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed financial statements were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In management’s opinion all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows.  The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Certain prior period amounts have been reclassified in the condensed financial statements to conform to current period presentation.

NOTE 2 – RESTRICTED CASH

In November 2006 the Company entered into an employment agreement with Wade Bradley, the Company’s CEO. Pursuant to the agreement the Company deposited $240,000 with an escrow agent in January 2007. The Company has recognized this amount as restricted cash on the Company’s financial statements.  In February 2010, the Company and the Chief Executive Officer entered into an agreement to terminate the escrow agreement and closed the account.

NOTE 3 - INVENTORIES

The composition of inventories is as follows at:

	March 31, 2010	December 31, 2009
Finished goods	$819,991	$894,488
Raw materials	1,534,102	1,527,974
Allowance for obsolete inventory	(400,000)	(400,000)

	$1,954,093	$2,022,462

NOTE 4 – WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of three years.  The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs.  If actual results differ from the estimates, the Company would adjust the estimated warranty liability.  Changes in the warranty reserve for the three months ended March 31, 2010 are as follows:

Warranty reserve at beginning of period	$92,160
Costs accrued for additional warranties	-
Service obligations honored	(5,962)
Warranty reserve at end of period	$86,198

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

In May 2007, the Company entered into a termination agreement related to the cancellation and reissuance of the existing warrants (“Original Warrants”) to purchase a total of 8.4 million shares of $0.0001 par value common stock of the Company, at a price of $2.76 per share, held by Water Science.  The Company granted to Water Science replacement warrants to purchase 8.4 million shares of common stock at a price of $1.30 per share, with an expiration date of May 9, 2010.  The Company was given a right to require Water Science to exercise warrants for up to 3,230,769 shares.  Subsequent to March 31, 2010, the remaining 5,169,231 warrants expired and were not exercised.  During the year ended 2008, the Company required Water Science to exercise all of the options under the put rights.

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

In February 2010, the Company obtained an unsecured short term loan of $100,000 from Peter Ullrich a member of the Board of Directors of the Company.  In March 2010, the Company received an additional $250,000.  The final loan will be a $400,000 loan at 10% simple interest, with a maturity of November 1, 2010, and conversion rights into Company common stock at an exercise price of $1.00 per share.  (See Note 6)

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - CONVERTIBLE DEBT (continued)

The remaining warrants and the conversion rate contain “round down” provisions where the exercise price is to be adjusted if the Company should issue stock for less than the original exercise price.  Due to this feature, and pursuant to SEC guidance, the Company accounts for the warrants and convertible feature as a derivative liability with changes in fair value being recorded in the income statement.  The liability was valued using the Binomial model with the following assumptions:  risk free rate between 0.15% and 0.24%, volatility between 267% and 384% and the stock price at $1.00, which represents the market value of the Company’s common stock as determined by management.  Because the Company’s stock is not actively traded, it was determined that the more accurate measure of calculating the stock price is to review the historical sales of cash for stock by the Company.  As of March 31, 2010 and December 31, 2009, the value of the derivative liability was $4,761,053 and $5,339,913, respectively.  The Company recorded a gain of $572,348 and a loss of $53,407 in the change of the derivative liability to fair market value for the three month period ended March 31, 2010 and 2009, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  The agreement allows for a pro-rated refund during the first 5 years under certain circumstances.  The Company recognizes income from this agreement over the first 5 years of the agreement.  The Company recognized $50,000 in each of the periods ended March 31, 2010 and 2009.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  The Company had sales of $24,627 during the three months ended March 31, 2010 and did not have any sales to Water Science for the same period in 2009.  The Company has received and recorded $329,630 in advance deposits from Water Science on machine orders at March 31, 2010.

Convertible Note Payable - In September 2005, the Company entered into a Senior Convertible Note with Water Science in exchange for $3,000,000.  The Company accounts for the warrants and convertible debt feature as a derivative liability with changes in fair value being recorded in the income statement.  (See Note 5)

On August 27, 2009, the Company entered into a Convertible Note with Mr. Peter Ullrich, a related party, whereby he agreed to loan $600,000 to the Company, funded in three installments, as follows, $200,000 payable on September 15, 2009, $200,000 payable on October 15, 2009, and $200,000 payable on November 15, 2009.  (See Note 5)

In March 2010, the Company obtained an unsecured short term loan of $250,000 from Peter Ullrich a member of the Board of Directors of the Company.  This is in addition to an advance of $100,000 from Mr. Ullrich which occurred on February 18, 2010, as previously reported on the Company Form 8-K filed on February 24, 2010.   The final agreements to document the loan have not been signed, and the material terms are not final. However, the parties have discussed and preliminarily agreed to terms similar to the $600,000 loan with Mr. Ullrich on August 27, 2009, and described in the Company Form 8-K filed on September 2, 2009, except the new loan will not include a term requiring a potential reversion of the exercise price to $3.00 per share.  In addition, the new loan will provide for an additional advance of $50,000 to be available to the Company in June 2010.  Assuming the other terms remain as anticipated, the final loan will be a $400,000 loan at 10% simple interest, with a maturity of November 1, 2010, and conversion rights into Company common stock at an exercise price of $1.00 per share.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

Licensing Fee –In September 2005, the Company received $1,000,000 in exchange for providing Water Science exclusive licensing and distribution rights for a five-year term for a specified market area. The agreement provides termination rights by Water Sciences and a pro rata refund of the fee. The Company recognizes the fee on a pro rata basis over the life of the agreement. The Company recognized $50,000 in each of the three months ended March 31, 2010 and 2009.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

Escrow Arrangement with Chief Executive Officer – In October 2006, the Company entered into an escrow agreement with the Chief Executive Officer. Pursuant to the escrow agreement, to secure the Company’s obligation to make the Severance Payment, the Company is required to deposit, at its election, either (1) cash in the amount of $240,000 or (2) an irrevocable letter of credit with a face amount of $240,000, with an agreed upon escrow agent who shall hold such funds (or letter of credit) in escrow. In January 2007, the Company deposited $240,000 in cash with an escrow agent.  In February 2010, the Company and the Chief Executive Officer entered into an agreement to terminate the escrow agreement and closed the account.

Advances – Periodically throughout the year, the Company advances employees cash for certain reimbursable expenses.  As of March 31, 2010 and December 31, 2009, the Company had advances to employees in the amount of $5,500 and $5,500, respectively.

Employee Options – In December 2007, the Company granted 480,260 options to various employees.  The options are for a term of ten (10) years and have an exercise price of $1.30 per share.  The options vest over a period of four (4) years.   The options were valued using the Binomial model with the following assumptions:  risk free rate of 4.64%, volatility at 87.06% and the stock price at $1.30.  The value of each option is approximately $1.13 per option.  The Company recognized $18,677 in stock option expense related to the options for the three months ended March 31, 2010.

In November 2007, the Company granted 530,000 options to Douglas Kindred, in connection with the appointment of Mr. Kindred as Chief Technology Officer.  The options are for a term of ten (10) years and have an exercise price of $1.30 per share.  The options vest over a period of four (4) years.   The options were valued using the Binomial model with the following assumptions:  risk free rate of 4.28%, volatility at 85.99% and the stock price at $1.01.  The value of each option is approximately $0.85 per option.  The Company recognized $17,356 during the period ended March 31, 2010.

NOTE 7 – CAPITAL STOCK

In March 2010, Theodore Jacoby, a director of the Company, purchased 100,000 shares of common stock of the Company for $100,000 at a price of $1.00 per share.

In January 2010, a consultant exercised 20,000 warrants for $200, or $0.01 per share.  The warrants were granted in 2005 for services.

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

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – CAPITAL STOCK (continued)

In October 2008, the Board of Directors approved a transaction with Water Science, LLC (“WS”), a related party, pursuant to (1) a Stock Purchase Agreement (the “Purchase Agreement”) and (2) a Second Amended and Restated Senior Secured Convertible Promissory Note (the “Second Amended Convertible Note”). The Purchase Agreement provides for the purchase of 2.5 million shares of common stock of the Company at a price of $1.00 per share and the amendment of the original Amended and Restated Senior Secured Convertible Promissory Note dated as of May 8, 2008, to change the conversion rate from $3.00 per share to $1.00 per share, as reflected in the Second Amended Convertible Note. The purchase of the common stock was to occur in six monthly installments of $350,000 beginning October 14, 2008 plus a final installment of $400,000 on April 15, 2009. As of December 31, 2008, the Company had received $1,050,000 under the agreement.  As of March 31, 2009, the Company received the remaining payments of $1,450,000 under this agreement.

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

NOTE 8 – GOING CONCERN

The Company has incurred significant losses and has had negative cash flows from operations.  As a result, at March 31, 2010, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations.  We currently do not have sufficient funds to operate our business without additional funding.  We do not have any written agreements in place for additional funding.  Management will continue to seek to obtain sufficient funding for its operations through either debt or equity financing.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses.

The Company estimates that it will need approximately $2,000,000 for the upcoming twelve months to execute our business plan and an additional $3,950,000, plus interest, in order to satisfy our notes payable with Water Science, which become due in November 2010, if the note is not converted into common stock.  Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

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

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based-Compensation Expense

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement method to account for stock-based compensation. The Company uses the Binomial valuation formula, which is a closed-form model that uses an equation to determine the estimated fair value of stock options.  Stock-based compensation expense recognized for the three month period ended March 31, 2010 and 2009 was $49,256 and $49,256, respectively, related to employee stock options issued and vesting during the period.

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended
	March 31,
	2010	2009
		(Restated)
Net Loss (numerator)	$(223,271)	$(863,172)
Shares (denominator)	19,926,835	18,478,696
Per share amount	$(0.01)	$(0.05)

The Company’s outstanding stock options and warrants have been excluded from the basic net loss per share calculation for the three month period ended March 31, 2010 and 2009, because they are anti-dilutive.

The following table is a summary of the status of the warrants and options granted and outstanding at March 31, 2010:

	Number	Weighted
	of Options	Average Exercise
	and Warrants	Price
Outstanding at beginning of period	7,817,291	$1.46
Granted	-	-
Exercised	(20,000)	0.01
Forfeited	-	-
Expired	(85,000)	0.42

Outstanding at end of period	7,712,291	$1.48

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A summary of the status of the warrants outstanding at March 31, 2010 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of		Weighted-Average	Weighted-Average		Weighted-Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$.01-.50	125,000	0.4 years	$0.01	125,000	$0.01
1.00-1.99	6,668,491	1.3 years	1.30	6,081,361	1.30
2.00-2.99	720,000	4.4 years	2.56	720,000	2.56
3.00-3.99	115,000	4.8 years	3.46	115,000	3.46
4.00-4.99	5,000	0.1 years	4.00	5,000	4.00
5.00-5.50	78,800	0.1 years	5.00	78,800	5.00

$.01-5.50	7,712,291	1.6 years	$1.48	7,125,161	$1.48

The fair value of each warrant granted is estimated on the date granted using the Binomial pricing model, with the following assumptions for warrants issued in 2007: risk-free interest rate of between 4.6% and 4.99%, expected dividend yield of zero, expected lives of 3 and 5 years and expected volatility of between 59.76% and 89.54%.  No options or warrants were granted in 2009 or 2010.

NOTE 10 – RESTATEMENT

The Company has restated its financial statements for the periods ended March 31, 2009 and December 31, 2009. The Company determined that certain inputs into the binomial valuation model used to calculate the derivative liability were not correct.  The Company determined that the stock price was not changed from the time the liability was recorded.  Because the Company’s stock is not actively traded, it was determined that the more accurate measure of calculating the stock price is to review the historical sales of cash for stock by the Company.  While the restatement is significant, all of the issues were non-cash items.

There was no tax effect for the prior period adjustments for the year ending December 31, 2009.  The impact of the 2009 restatement of the balance sheet accounts and income statement items are as follows:

2009 Balance Sheet

	As previously reported, December 31, 2009	Restated, December 31, 2009	Change
Total assets	3,407,770	3,407,770	0
Derivative liability	8,662,893	5,333,401	(3,329,492)
Total liabilities	14,229,820	10,900,328	(3,329,492)
Accumulated deficit	52,135,551	48,806,059	(3,329,492)
Total Stockholders deficit	10,822,050	7,492,558	(3,329,492)

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 10 – RESTATEMENT (continued)

March 31, 2009 Income Statement

	As previously reported, March 31, 2009	Restated, March 31, 2009	Change
Gross profit	129,170	129,170	0
Gain (loss) on derivative liability	(2,259,820)	(53,407)	2,206,413
Net loss	(3,069,585)	(863,172)	2,206,413
Net loss per share	(0.17)	(0.05)	0.12

NOTE 11 – SUBSEQUENT EVENTS

Management evaluated events subsequent to the period end and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We have identified the following industries for early stage sales and marketing focus: 1) dairy production and processing, 2) meat and poultry processing, 3) clean in place (“CIP”) for food and beverage processing and 4) agricultural grow-out and processing (“Primary Markets”).  As of the date of this Report, the Company was focused on these markets because we believe that for each of these markets we have a competitive advantage, the potential ability to attract a leading strategic industry partner, or we can provide an attractive value-added proposition.  To penetrate these markets, EAU is conducting trials and completing commercial installations that will lead to partnerships with enterprises that can assist in rolling the technology out on a large scale.

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

Clean in Place.  In the third quarter of 2008 we installed our equipment to test a clean-in-place (CIP) application with an international beverage bottling company for use with cold beverages.  This test is complete and was a success. There were three stages of this trial that were conducted simultaneously: 1) Syrup tanks; 2) Bag in box; 3) Bottling. The purpose of the trial was to identify whether EAU’s non-toxic ambient temperature Empowered Waters could replace current 3-5 step CIP processes. In order to become an approved technology for this bottling company, EAU had to show good antimicrobial efficacy, water savings, and improved CIP efficiency. At this time, this installation does not generate any revenues.  With the positive results of all phases of the tests being completed for carbonated beverages, EAU is now in a position to begin marketing our systems within the bottling company.  We are expanding our CIP capabilities and have plans to work with the bottling company on a hot fill application for pasteurized beverages.  EAU will continue to test other CIP applications to manage all beverage and food products as the technology is introduced.

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

Financial Position

The Company had $316,634 in cash as of March 31, 2010, compared to $181,481 at December 31, 2009.  The Company has received and recorded $329,630 in advance deposits from Water Science on machine orders at March 31, 2010.  This will be reduced as the Company delivers machines on order to Water Science, a related party.  Water Science, who has exclusive rights to sell our products in Central and South America, is also an affiliate of the Company, and by agreement may purchase machinery from us at cost plus 25 percent.  Long term debt decreased slightly from $6,512 at December 31, 2009 to $0 at March 31, 2010 as all our debt is now due within one year.  At March 31, 2010, our stockholders’ deficit was $7,566,373.

Results of Operations for the Three months ended March 31, 2010 and 2009

Revenues and Net Income

The Company had total revenues of $162,402 for the three months ended March 31, 2010, which represents a slight increase of from the $154,650 in total revenues for the same period one year earlier.  The majority of the revenues are from leasing revenues from our EW water systems in the poultry and dairy market.  We also recognized $50,000 in licensing revenues related to the exclusive license granted to Water Science, a related party during each period.

Net loss from continuing operations for the three months ended March 31, 2010 was $223,271, or a loss of $0.01 per share, compared with a net loss from continuing operations of $863,172, or $0.05 per share for the same period in 2009.  The majority of the decrease in net loss is due to the recording of the derivative liability to fair market value, which is based on using a valuation calculation for the liability.  For the three months ended March 31, 2010, the Company recognized a gain of $572,348 as compared to a loss of $53,407 for the three months ended March 31, 2009.  Excluding the loss on the derivative liability the Company would have had a net loss of $795,619, or $0.04 per share in 2010 as compared to a loss of $809,765, or $0.04 per share in 2009.  The current quarter net loss includes $96,265 in interest expense, compared to $111,618 in 2009.  This is due to interest expense related to the senior note payable entered into in September 2005.  During the current period the discount of the note was fully expensed.

General and Administrative Expenses

The Company’s general and administrative expenses were approximately unchanged as compared to the prior year.  Expenses totaled $750,332 during the three months ended March 31, 2010, compared to $750,031 during the three months ended March 31, 2009.  General and administrative expense for 2010 consists primarily of payroll and other compensation expense of $453,259, legal and professional fees of $70,732, expense related to granting of stock and options of $49,257 and insurance expense of $83,429.

Research and Development

Research and development expenses incurred during the three month period ended March 31, 2010 decreased $7,316, from $74,067 in 2009 to $66,751 in 2010.  While the Company will continue to conduct research to improve its products and their performance, it believes it has developed proven products that have commercial value in its targeted markets.

Liquidity and Capital Resources

The Company had $316,634 in cash as of March 31, 2010, compared to $181,481 at December 31, 2009.  We have had continuing operating losses of $223,271 for the three months ended March 31, 2010, compared with operating losses of $863,172 for the three months ended March 31, 2009.  The net loss per share for the first three months of 2010 and 2009 was $0.01 and $0.05 per share, respectively.  The majority of the decrease is attributable to the recording of the derivative liability to fair market value as described above.

Net cash used in operating activities in the three month period ended March 31, 2010 was $311,894, a 56% decrease, compared to $701,433 for the same period in 2009.  The majority of the change cash used was due to the closing of the escrow account, a decrease in the inventory levels and an increase in accounts payable.

At March 31, 2010, the Company’s net inventory was $1,954,093, representing a decrease of approximately $68,000, from the $2,022,462 on hand at December 31, 2009.  The Company is in multiple tests of our equipment and has included the machines in inventory until they are sold and begin producing revenues.

The Company also recognized a non-cash decrease in the derivative liability of $572,348, due to changes in the binomial value of the liability.

The Company only used $3,153 in cash flows from investing activities during the period ended March 31, 2010 as compared to $102,483 used in the same period in 2009.  The cash flows from investing activities consisted of expenditures related to intellectual property.

Cash flows from financing activities provided the Company $450,200 for the period ended March 31, 2010 compared with $500,000 provided the Company during the same period in 2009.  The Company received proceeds of $350,000 from the receipt of an advance on an issuance of a convertible note payable to a related party and received $100,000 from the sale of stock to a director during the three months ended March 31, 2010.

We currently do not have sufficient funds to operate our business without additional funding.  We do not have any written agreements in place for additional funding.  Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues.  Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months.  Our senior convertible notes payable with Water Science will become due in November 2010, which will require cash of $3,950,000, plus interest, in order to satisfy the debts, if the note is not converted into common stock.  We anticipate that we may need an additional $2,000,000 or more in future funding to execute our business plan over the next twelve months. Moreover, if we able to expand our sale of EW machines as anticipated, we may need significant additional working capital to fund that expansion.  We do not have arrangements in place to provide us with this funding or any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  Note 1 of the notes to consolidated financial statements in Part II, Item 7 of the Company’s Annual Report on Form 10-K, dated December 31, 2009, describes the significant accounting policies and methods used in preparation of our consolidated financial statements.  We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates.  There were no material changes in our judgments or estimates during the first quarter of 2010.

Recent Accounting Pronouncements

None

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

 Forward-Looking Statements

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved.  Any one of those factors could cause actual results to differ materially from those projected herein.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements include our expectations regarding working capital requirements and future funding, our expectations regarding our internal controls, expectations regarding funding commitments, our expectations regarding reductions in deposits from Water Science, future inventory levels, future test results, and plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized.  Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risks associated with successfully developing our business in evolving markets, our need for additional capital, our continuing operating losses, the ability of our management to conduct distribution activities and sell products, possible failure to successfully develop new products, vulnerability to competitors due to lack of patents on our products, and other risk factors listed in our annual report on Form 10-K for the year ended December 31, 2009 and our other SEC reports. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.   Controls and Procedures

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that, as a result of a material weakness related to the accounting for our derivative liability, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.

As indicated in the Company’s Form 8-K filed on May 24, 2010, management concluded on May 21, 2010, that it was necessary to restate the Company’s previously filed financial statements as of and for the year ended December 31, 2009, and the Company’s previously filed quarterly financial statements for the quarters ended March 31, June 30, and September 30, 2009. During the recent review of the Company’s financial statements for the quarter ended March 31, 2010, HJ & Associates LLC, the Company’s registered independent public accounting firm, discovered and informed the Company of a misstatement that occurred due to an input error of the valuation calculation related to the derivative liability that the liability has been incorrectly calculated. The Company's management has assessed the effect of the restatement on the Company's disclosure controls and procedures and internal control over financial reporting, and has determined that a material weakness exists with respect to our reporting of complex and non-routine transactions.

 A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting as of December 31, 2009 existed as we had limited staff that did not allow us to maintain effective processes and controls over the accounting for and reporting of complex and non-routine transactions.

Because of this weakness, management has taken additional steps to ensure the reliability of our financial reporting.  These steps have included our internal review that identified revisions to our previously issued financial statements, additional Audit Committee review, efforts to remediate the material weaknesses and significant deficiencies in internal control over financial reporting described below, and the performance of additional procedures by management with respect to the financial statements contained in this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 10, 2010, the Board of Directors of EAU Technologies (the “Company”) authorized the sale by the Company of 100,000 unregistered shares of Common Stock of the Company at a price of $1.00 per share to Theodore Jacoby, a director of the Company.  The sale was made pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) between the Company and Mr. Jacoby, which was filed as Exhibit 10.1 to our Form 8-K filed on March 10, 2010.

The sale of the above referenced securities was exempt from registration with the Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None

Item 4.  Reserved

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

3(i).3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2007)
3(ii).1	Amended and Bylaws (Incorporated by reference from registration statement on current report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007)

10.1	Stock Purchase agreement between the Company and Ted Jacoby. (Incorporated by reference to Ex. 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 10, 2010)
10.2
Waiver and Consent Letter dated March 10, 2010 between the Company and JLM Consulting, LLC.  (Incorporated by reference to Ex. 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 10, 2010)

10.3
Waiver and Consent Letter dated March 10, 2010 between the Company and Water Science, LLC.   (Incorporated by reference to Ex. 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 10, 2010)

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

Dated: May 24, 2010

EAU TECHNOLOGIES, INC.

By:	/s/ Wade R. Bradley

Wade R. Bradley
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian D. Heinhold

Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)