Form 10-K/A
period 2009-12-31
EAU TECHNOLOGIES, INC.
filed 2010-05-26
CIK 1170816

THE UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
(Mark One)
☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

Commission File Number: 000-51807

	EAU TECHNOLOGIES, INC.
Delaware	(Name of Registrant in Our Charter)	87-0654478
(State of Incorporation )	2842	(I.R.S. Employer Identification
	(Primary Standard Industrial	No.)
	Classification Code Number)
Wade R. Bradley
1890 Cobb International Blvd	1890 Cobb International Blvd
Suite A	Suite A
Kennesaw, Georgia 30152	Kennesaw, Georgia 30152
(678) 388-9492	(678)-388-9492
(Address and telephone number of Principal Place of Business)	(Name, address and telephone number of agent for service)
Securities registered under Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

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

Documents Incorporated By Reference: None

TABLE OF CONTENTS

EXPLANATORY NOTE

EAU Technologies, Inc. (referred to in this report as “we” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 (this “Amendment No. 1”) to reflect the restatement of its 2008 and 2009 consolidated financial statements and the notes thereto.

As initially disclosed by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on May 24, 2010, the Audit Committee of the Board of Directors of the Company, upon the recommendation of management and in consultation with the Company’s independent registered public accounting firm, concluded that the previously issued (i) audited consolidated financial statements for the fiscal year ended December 31, 2008 and the notes thereto (the “2008 Financial Statements”) and (ii) audited consolidated financial statements for the fiscal year ended December 31, 2009 and the notes thereto (the “2009 Financial Statements”), in each case, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report”), should no longer be relied upon due to errors in such financial statements, and that the Company would restate such financial statements to make the necessary accounting corrections.

The 2009 and 2008 Financial Statements included in this Amendment No. 1 have been restated to reduce the derivative and increase stockholders equity by $3,329,492 and $2,060,862, in order to reflect a correction in the method of valuing the derivative liability.  For the foregoing reasons, management recommended to the Audit Committee of the Board of Directors that a restatement of our 2008 Financial Statements and our 2009 Financial Statements, and the interim financial statements included in our quarterly reports for the quarters ended March 31, June 30 and September 30, 2009, respectively, was required.

This Form 10-K/A for the fiscal year ended December 31, 2009 is being amended to reflect certain changes in Part II, Item 8, Financial Statements and Supplementary Data to reflect the above restatement, to add Note 19 thereto to set forth such restatement of the 2009 Financial Statements. Related amendments to conform the adjusted amounts as a result of the restatement also were made in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Part I, Item 1A. Risk Factors and Part II, Item 9A. Controls and Procedures, also were amended to describe the Company’s efforts to improve its internal control over financial reporting. The other items of the 2009 Annual Report are being reproduced as part of this Amendment No. 1 solely for the convenience of the reader and the content set forth in such sections is as of the original filing date of the 2009 Annual Report, March 31, 2010. Any forward-looking statements included in this Form 10-K/A for the fiscal year ended December 31, 2009, represent management’s view as of the original filing date of the 2009 Annual Report as explained above.

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

We identified a material weakness in our internal controls that may impair our ability to produce accurate and timely financial statements, which could harm our operating results, our ability to operate our business and investors’ view of us.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that as of December 31, 2009 it had a material weakness in its internal control procedures. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As of December 31, 2009, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2009. Our assessment identified a material weakness that is set forth in Item 9A of this Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.

If we fail to maintain our internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors may lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

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

Financial Position and Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.  The financial statements have been restated, which affects the financial position and results of operations that follow.

Financial Position

The Company had $181,481 in cash as of December 31, 2009, compared to $494,612 at December 31, 2008.  Our working capital as of December 31, 2009 was a negative $3,261,810 compared to a negative $895,317 at December 31, 2008. The primary reason for the change in our working capital for the year ended December 31, 2009, was due to the increased net value of the senior convertible note and our reduced inventory values.  The Company has received and recorded approximately $350,000 in advance deposits from Water Science on machine orders at December 31, 2009.  We expect this will be reduced as the Company delivers machines on order to Water Science, a related party.  Water Science, who has exclusive rights to sell our products in South America and Mexico, is also an affiliate of the Company, by agreement may purchase machinery from us at cost plus 25 percent.  Long term debt decreased to $6,512 at December 31, 2009 from $39,150 at December 31, 2008.  At December 31, 2009 our stockholders’ deficit was $7,492,558.

Summary of select balance sheet information follows:

	December 31, 2009	December 31, 2008
	(Restated)	(Restated)
Balance Sheet Data:
Cash and Cash Equivalents	$181,481	$494,612
Total Current Assets	2,298,605	4,080,824
Total Assets	3,407,770	4,665,778
Total Current Liabilities	5,560,415	4,976,141
Long Term Debt	6,512	39,150
Derivative Liability	5,333,401	6,561,078
Total liabilities and stockholders’ equity	$3,407,770	$4,665,778

Results Of Operations For The Year Ended December 31, 2009 As Compared To The Year Ended December 31, 2008 – As restated for both years

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

Our net loss for the year ended December 31, 2009, was $2,157,078, which is $6,391,964 less than the $8,549,042 net loss for the fiscal year ended December 31, 2008. This decrease in the net loss is primarily attributable to the Company’s continued efforts to focus on our core segments and continued cost saving measures.  A significant change in the net loss is also directly related to the derivative liability.  In October 2008, as part of a financing agreement with a related party, the Company reduced the conversion rate of the Company’s convertible note from $3.00 per share to $1.00 per share.  This reduction, as well as adjusting the fair market value of the liability, resulted in a loss on derivative liability of $3,685,694 in 2008 as compared with a gain on the adjustment to fair value of the derivative liability of $1,227,677 in 2009.  Due to the uncertainty of continuing operations of our system at the poultry plant, the Company recorded an impairment loss of approximately $248,000.

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

Summary of select income statement information follows:

	Year Ended December 31,
	2009	2008	Better (Worse)	Percent Change
	(Restated)	(Restated)
Revenue, net	$724,510	$437,109	$287,401	66%

Gross profit	581,462	352,303	229,159	65%

Net loss	2,157,078	8,549,042	6,391,964	75%

Loss per share	0.11	0.52	0.41	79%

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

At December 31, 2009, we had cash and cash equivalents of $181,481, compared to $494,612 at December 31, 2008.  We have had continuing net losses of $2,157,078 for the year ended December 31, 2009 compared with net losses of $8,549,042 for the year ended December 31, 2008.  The net loss per share for the year ended 2009 was $0.11 compared to a loss of $0.52 per share for the same period in 2008.  Our working capital as of December 31, 2009 was a negative $3,261,810 for reasons discussed above under financial position.

Net cash used in operating activities for the year ended December 31, 2009 was $2,375,816, a 36% decrease, compared to $3,728,474 for the same period in 2008.  The primary changes to the cash flow from operating activities were the decrease in the advance deposits on machine orders of $347,514, which was offset by a decrease in accounts receivable of $277,008, the increase in accrued expenses of $265,499, the recognition of deferred revenue of $200,000 and an increase in accounts payable of $28,456.

The operating outflow of cash was reduced by the Company issuing warrants and stock options in lieu of cash during the quarter of $266,778.  The Company recognized a non-cash increase from the discounting of the Company’s note payable to Water Science, LLC of $76,754.  (See Note 11 to the Company’s financial statements.)  Further, the Company recognized a non-cash decrease in the derivative liability of $1,227,677, due to changes in the binomial valuation of the liability.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below in Management’s Report on Internal Control Over Financial Reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control – Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was not effective to provide reasonable assurance based on those criteria.

As indicated in the Company’s Form 8-K filed on May 24, 2010, management concluded on May 21, 2010, that it was necessary to restate the Company’s previously filed financial statements as of and for the years ended December 31, 2009 and 2008, and the Company’s previously filed quarterly financial statements for the quarters ended March 31, June 30, and September 30, 2009. During the recent review of the Company’s financial statements for the quarter ended March 31, 2010, management became aware that due to an input error of the valuation calculation related to the derivative liability that the liability has been incorrectly calculated. The Company's management has assessed the effect of the restatement on the Company's disclosure controls and procedures and internal control over financial reporting, and has determined that a material weakness exists with respect to our reporting of complex and non-routine transactions.

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

Because of this weakness, management has taken additional steps to ensure the reliability of our financial reporting.  These steps have included our internal review that identified revisions to our previously issued financial statements, additional Audit Committee review, efforts to remediate the material weakness and significant deficiencies in internal control over financial reporting described above, and the performance of additional procedures by management with respect to the financial statements contained in this report.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Wade R. Bradley	2009	240,000	0.00	0.00	0.00	0.00	0.00	6,000	(1)	246,000
Chief Executive Officer	2008	240,000	0.00	0.00	0.00	0.00	0.00	6,000	(1)	246,000

Doug Kindred	2009	176,985	0.00	0.00	0.00	0.00	0.00	6,000	(1)	182,985
Chief Technology Officer	2008	176,985	0.00	0.00	0.00	0.00	0.00	6,000	(1)	182,985

Joe Stapley	2009	136,000	0.00	0.00	0.00	0.00	0.00	0.00		136,000
Senior Vice President, Investor Relations	2008	136,000	0.00	0.00	0.00	0.00	0.00	0.00		136,000

(1)	Other compensation consists of car allowances.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding stock options and restricted stock held by the Company's Named Executive Officers at December 31, 2009.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Wade R. Bradley,	400,000	100,000	1.30	11/6/2016
Chief Executive Officer

Doug Kindred,	20,000		3.50	5/27/2015
Chief Technology Officer	25,000		2.45	6/1/2015
	265,000	265,000	1.30	11/8/2017

Joseph Stapley,	25,000		3.50	5/27/2015
Senior Vice President, Investor Relations	25,000		2.45	6/1/2015
	79,615	79,615	1.30	12/6/2017

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

The remaining warrants and the conversion rate contain “round down” provisions where the exercise price is to be adjusted if the Company should issue stock for less than the original exercise price.  Due to this feature, and pursuant to SEC guidance, the Company accounts for the warrants and convertible feature as a derivative liability with changes in fair value being recorded in the income statement.  As of December 31, 2009 and 2008, the value of the derivative liability was $5,333,401 and $6,561,078, respectively, as restated.  The Company recorded a gain of $1,227,677 and a loss of $3,685,694 in the change of the derivative liability to fair market value for the years ended December 31, 2009 and 2008, respectively, as restated.

Director Independence

The Board of Directors has determined in accordance with the listing standards of The NASDAQ Stock Market that each of the following directors is an independent director: Mr. Hellman, Mr. Jacoby and Mr. Warwick. To be an independent director under those listing standards, a director must have no relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and must have no relationships which are specified in the independence standards to preclude an independence determination. Mr. Bradley is not independent because he is an executive officer. Mr. Ullrich is not independent due to the level of beneficial ownership of common stock of the Company. As described at "Certain Relationships and Related Transactions," Mr. Hellman received consulting fees in the amount of approximately $11,500.  Due to the nature and amount of these fees, Mr. Hellman is not disqualified from independence under the NASDAQ listing standards.  In making the foregoing determination, the Board considered all relationships between members of the Board of Directors and the Company, including the relationships described at “Certain Relationships and Related Transactions.”

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are incorporated by reference in Item 8 of this Report:
Independent Auditors’ Report	F-2
Balance Sheet, December 31, 2009 and 2008	F-3 – F-4
Statements of Operations for years ended December 31, 2009 and 2008	F-5
Statements of Changes of Stockholder Equity for years ended December, 2009 and 2008	F-6
Statements of Cash Flow for year ended December, 2009 and 2008	F-7 – F-8
Notes to Financial Statements	F-9 – F-25

(a)(2) Exhibits

Exhibit No.	Identification of Exhibit
3(i).1	Articles of Incorporation (incorporated by reference from registration statement on Form SB-2 filed with the SEC on July 29, 2002)
3(i).2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference from registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 29, 2002)
3(i).3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2007)
3(ii).1	Amended and Restated Bylaws (incorporated by reference from registration statement on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007).
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
10.30
First Amendment to Second Amended and Restated Senior Secured Convertible Promissory Note signed March 24, 2009 between the Company and Water Science LLC. (Incorporated by reference to Ex. 10.30 to the Company’s Form 10-K filed on March 30, 2009).

10.31	First Amendment to Stock Purchase Agreement dated March 25, 2009 between the Company and Water Science LLC. (Incorporated by reference to Ex. 10.31 to the Company’s Form 10-K filed on March 30, 2009).
10.32*	Amendment to Employment Agreement dated as of December 17, 2008 between the Company and Wade Bradley. (Incorporated by reference to Ex. 10.32 to the Company’s Form 10-K filed on March 30, 2009).
10.33*	Amendment to Employment Agreement dated as of December 17, 2008 between the Company and Doug Kindred (Incorporated by reference to Ex. 10.33 to the Company’s Form 10-K filed on March 30, 2009).
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

14	Code of Ethics (incorporated by reference from our Annual Report for the year ended December 31, 2004, filed with the Securities and Exchange Commission on April 15, 2005).
23.1**	Consent of HJ & Associates, LLC.
31.1**	Certification by Wade R. Bradley under section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification by Brian D. Heinhold under section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Wade R. Bradley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Brian D. Heinhold pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K
**	Filed with this Amendment No. 1

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 26, 2010

EAU Technologies, Inc.:

By: /s/ Wade R. Bradley
Wade R. Bradley
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)

EAU TECHNOLOGIES, INC.

REPORT AND FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets	F-3 – F-4

Statements of Operations	F-5

Statements of Changes in Stockholders’ Equity (Deficit)	F-6

Statements of Cash Flows	F-7 – F-8

Notes to Financial Statements	F-9 – F-25

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

As discussed in Note 19 the financial statements for the years ended December 31, 2009 and 2008 have been restated to correct an error in accounting for the derivative liability associated with certain convertible debt.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 30, 2010, except for notes 9, 11, 14, 17 and 19 which is dated May 26, 2010

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	December 31,
	2009	2008
	(Restated)	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$181,481	$494,612
Accounts receivable, net	42,995	8,710
Accounts receivable – related party, net	6,248	358,656
Accrued interest	-	1,875
Prepaid expense	45,419	52,468
Note Receivable, current portion	-	150,000
Inventory, net	2,022,462	3,014,503

Total current assets	2,298,605	4,080,824

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $133,821 and $113,360	26,183	46,644

LEASED EQUIPMENT, net of accumulated depreciation of $406,952 and $15,156	721,221	200,253

OTHER ASSETS
Deposits	10,496	10,496
Restricted cash	240,000	240,000
Patents, net of accumulated amortization of $644 and $0	111,265	87,561

Total other assets	361,761	338,057

Total assets	$3,407,770	$4,665,778

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2009	2008
	(Restated)	(Restated)
CURRENT LIABILITIES
Accounts payable	$401,663	$373,206
Accrued expenses	924,107	658,608
Warranty reserve	92,160	100,000
Advance deposits on machine orders – related party	349,986	697,500
Current portion of long-term debt	50,832	23,581
Current portion of deferred licensing revenue – related party	141,667	200,000
Convertible note payables – related party, current portion net of discounts of $0 and $76,754	3,600,000	2,923,246

Total current liabilities	5,560,415	4,976,141

LONG TERM LIABILITIES
Long term debt, net of current portion	6,512	39,150
Deferred licensing revenue – related party	-	141,667
Derivative liability – related party	5,333,401	6,561,078

Total long term liabilities	5,339,913	6,741,895

Total Liabilities	10,900,328	11,718,036

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 19,886,168 and 18,285,918 issued and outstanding, respectively	1,989	1,829
Additional paid in capital	41,311,512	39,594,894
Accumulated deficit	(48,806,059)	(46,648,981)

Total stockholders’ equity (deficit)	(7,492,558)	(7,052,258)

Total liabilities and stockholders’ equity (deficit)	$3,407,770	$4,665,778

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2009	2008
	(Restated)	(Restated)
NET REVENUES – RELATED PARTY	$201,264	$226,188

NET REVENUES	523,246	210,921

TOTAL REVENUES	724,510	437,109

COST OF GOODS SOLD	143,048	84,806

GROSS PROFIT	581,462	352,303

OPERATING EXPENSES
Depreciation and amortization	21,106	64,330
Research and development	447,637	228,031
General and administrative	2,903,769	4,193,761

Total operating expenses	3,372,512	4,486,122

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,791,050)	(4,133,819)

OTHER INCOME (EXPENSE)
Interest expense	(358,415)	(742,625)
Interest income	13,458	12,956
Gain (Loss) on derivative liability	1,227,677	(3,685,694)
Impairment of fixed assets	(248,748)	140

Total other income (expense)	633,972	(4,415,223)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,157,078)	(8,549,042)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(2,157,078)	$(8,549,042)

NET LOSS PER SHARE	$(0.11)	$(0.52)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	19,336,215	16,404,945

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance, December 31, 2007 (Restated)	15,105,650	$1,511	$35,406,545	$(38,099,939)	$(2,691,883)

Issuance of shares for cash of $1,500	150,000	15	1,485	-	1,500

Issuance of shares of restricted stock to members of the Board of Directors and certain employees	187,962	19	216,137	-	216,156

Exercise of warrants for $2,200,000, or $1.30 per share, by Water Science, a related party	1,692,306	169	2,199,831	-	2,200,000

Issuance of shares for $1,050,000, or $1.00 per share, to Water Science, a related party	1,050,000	105	1,049,895	-	1,050,000

Issuance of shares for $100,000, or $1.00 per share, to Theodore Jacoby, a director	100,000	10	99,990	-	100,000

Issuance and vesting of options and warrants for services	-	-	621,011	-	621,011

Net loss for the year ended December 31, 2008(Restated)	-	-	-	(8,549,042)	(8,549,042)

Balance, December 31, 2008 (Restated)	18,285,918	1,829	39,594,894	(46,648,981)	(7,052,258)

Issuance of shares for cash at $1.00 per share, to Water Science, a related party.	1,450,000	145	1,449,855	-	1,450,000

Issuance and vesting of options and warrants for services	-	-	197,028	-	197,028

Cancellation of shares	(24,750)	(2)	2		-

Issuance of shares of restricted stock to members of the Board of Directors	150,000	15	59,985		60,000

Issuance of shares for consulting services	25,000	2	9,748		9,750

Net loss for the year ended December 31, 2009 (Restated)	-	-	-	(2,157,078)	(2,157,078)

Balance, December 31, 2009 (Restated)	19,886,168	$1,989	$41,311,512	$(48,806,059)	$(7,492,558)

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

 STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2009	2008
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,157,078)	$(8,549,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	412,901	77,996
Bad debt expense	41,115	55,092
Common stock issued for services	69,750	216,156
Warrants and options granted	197,028	621,011
Discount of note payable	76,754	631,579
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(75,400)	(2,606)
(Increase) decrease in accounts receivable – related party	352,408	(1,041)
(Increase) decrease in pre-paid expense	7,049	(21,868)
(Increase) decrease in accrued interest	1,875	(1,875)
Decrease (increase) in inventory	186,858	(318,309)
Decrease in deposits	-	1,162
Increase in accounts payable	28,456	86,023
Increase in accrued expenses	265,499	13,554
(Decrease) in warranty reserve	(7,840)	(22,000)
(Decrease) in advance deposits on machine orders – related party	(347,514)	-
(Decrease) in deferred revenue	(200,000)	(200,000)
(Decrease) increase in derivative liability	(1,227,677)	3,685,694
Net cash used in operating activities	(2,375,816)	(3,728,474)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(107,580)	-
Proceeds from note receivable	150,000	-
Intellectual property disbursements	(24,348)	(26,003)
Net cash provided (used) in investing activities	18,072	(26,003)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(5,387)	(16,155)
Proceeds from issuance of common stock – related party	1,450,000	2,851,500
Proceeds from issuance of notes payable – related party	600,000	-
Net cash provided by financing activities	2,044,613	2,835,345

NET INCREASE (DECREASE) IN CASH	(313,131)	(919,132)
CASH and cash equivalents, beginning of period	494,612	1,413,744

CASH and cash equivalents, end of period	$181,481	$494,612

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(Continued)

	Year ended December 31,
	2009	2008
	(Restated)	(Restated)
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$4,369	$20,650
Income Taxes	$-	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities
Common stock issued for services	$69,750	$216,156

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

Convertible Note Payable - In September 2005, the Company entered into a Senior Convertible Note with Water Science in exchange for $3,000,000 (see Note 11).  Due to the discount of this note and the beneficial conversion feature, the Company has recognized approximately $76,750 and $632,500 in interest expense for the years ended December 31, 2009 and 2008, respectively.  The Company accounts for the warrants and convertible debt feature as a derivative liability with changes in fair value being recorded in the income statement.  The Company recorded a gain of $1,227,677 due to the change in the fair market value at December 31, 2009.  The Company recorded a loss of $3,685,694 in the change of the derivative liability to fair market value for the year ended December 31, 2008.

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

The warrants and the conversion rate of the convertible notes contain “round down” provisions where the exercise price is to be adjusted if the Company should issue stock for less than the original exercise price.  Due to this feature, and pursuant to SEC guidance, the Company accounts for the warrants and convertible feature as a derivative liability with changes in fair value being recorded in the income statement.  The liability was valued using the binomial model with the following assumptions: risk free rate between 0.06% and 0.47%, volatility between 160% and 307% and the stock price at $1.00, which represents the market value of the Company’s common stock as determined by management.  Because the Company’s stock is not actively traded, it was determined that the more accurate measure of calculating the stock price is to review the historical sales of cash for stock by the Company.  As of December 31, 2009 and 2008, the value of the derivative liability was $5,333,401 and $6,561,078, respectively.  The Company recorded a gain of $1,227,677 and a loss of $3,685,694 in the change of the derivative liability to fair market value for the years ended December 31, 2009 and 2008, respectively.

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

The fair value of each warrant granted is estimated on the date granted using the Binomial pricing model, with the following assumptions used for the grants during 2007: risk-free interest rate of between 4.28% and 4.64%, expected dividend yield of zero, expected lives of three to ten years and expected volatility of between 72.07% and 87.06%.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.  ASC 740 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At December 31, 2009 and 2008, the total of all deferred tax assets was approximately $14,771,000 and $14,007,000, respectively, and the total of the deferred tax liabilities was approximately $0 and $0, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the deferred tax assets, the Company established a valuation allowance of approximately $14,771,000 and $14,007,000 as of December 31, 2009 and 2008, respectively, which has been offset against the deferred tax assets.  The net change in the valuation allowance during the year ended December 31, 2009, was $764,000.

The Company has available at December 31, 2009, unused tax operating loss carryforwards of approximately $32,439,000, which may be applied against future taxable income and expire in various years through 2029.

The components of income tax expense from continuing operations for the years ended December 31, 2009 and 2008 consist of the following:

	Year Ended December 31,
	2009	2008
	(Restated)	(Restated)
Current income tax expense: (Restated)
Federal	$-	$-
State	-	-
Net current tax expense	-	-
Deferred tax expense (benefit) arising from:
Excess of tax over financial accounting depreciation	$(14,008)	$(6,518)
Accrued compensation and taxes	(10,084)	-
Accrued interest	(213,689)	-
Reserve for bad debts	(6,589)	(16,785)
Derivative liability	457,924	(1,374,764)
Warranty reserve	2,924	8,206
Deferred income	74,600	74,600
Impairment of fixed assets	(92,783)	-
Net operating loss carryforwards	(907,827)	(1,681,089)
Other	(18,503)	1,249
Valuation allowance	728,305	2,995,101
Net deferred tax expense	$-	$-

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES – (Continued)

The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(Restated)	(Restated)
Excess of tax over book accounting depreciation	$(95,301)	$(81,293)
Obsolete inventory	149,200	149,200
Accrued interest – related party	213,689	-
Accrued compensation and payroll taxes	112,152	102,068
Warranty reserve	34,376	37,300
Contribution carryover	7,124	7,124
Deferred income	52,842	127,442
Reserve for bad debt	32,699	26,110
263A capitalization	79,684	-
NOL carryforwards	12,099,731	11,191,903
Derivative liability	1,991,788	2,447,282
Impairment of fixed assets	92,783	-
Valuation allowance	(14,770,767)	(14,007,136)
	$-	$-

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

The following data shows the amounts used in computing loss per share:

	For the years ended December 31,
	2009	2008
	(Restated)	(Restated)
Net loss	$(2,157,078)	$(8,549,042)
Total net loss per share	$(0.11)	$(0.52)
Weighted average number of common shares outstanding used in loss per share for the period	19,336,215	16,404,945

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

NOTE 19 – RESTATEMENT

The Company has restated its financial statements for the periods ended December 31, 2009 and 2008. The Company determined that certain inputs into the binomial valuation model used to calculate the derivative liability were not correct.  The Company determined that the stock price was not changed from the time the liability was recorded.  Because the Company’s stock is not actively traded, it has been determined that the more accurate measure of calculating the stock price is to review the historical sales of cash for stock by the Company.  While the restatement is significant, all of the issues were non-cash items.

There was no tax effect for the prior period adjustments for the year ending December 31, 2009 and 2008.  The impact of the restatement of the balance sheet accounts and income statement items are as follows:

December 31, 2009
	As previously reported, December 31, 2009	Restated, December 31, 2009	Change
Total assets	3,407,770	3,407,770	-
Derivative liability	8,662,893	5,333,401	(3,329,492)
Total liabilities	14,229,820	10,900,328	(3,329,492)
Accumulated deficit	52,135,551	48,806,059	(3,329,492)
Total Equity	10,822,050	7,492,558	(3,329,492)

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 19 – RESTATEMENT– (Continued)

December 31, 2009
Gross profit	581,462	581,462	-
Gain (loss) on derivative liability	(40,953)	1,227,677	1,268,630
Net loss	(3,425,708)	(2,157,078)	1,268,630
Net loss per share	(0.18)	(0.11)	0.07

December 31, 2008

	As previously reported, December 31, 2008	Restated, December 31, 2008	Change
Total assets	4,665,778	4,665,778	-
Derivative liability	8,621,940	6,561,078	(2,060,862)
Total liabilities	13,778,898	11,718,036	(2,060,862)
Accumulated deficit	48,709,843	46,648,981	(2,060,862)
Total Equity	9,113,120	7,052,258	(2,060,862)

Gross profit	352,303	352,303	-
Gain (loss) on derivative liability	(1,863,866)	(3,685,694)	(1,821,828)
Net loss	(6,727,214)	(8,549,042)	(1,821,828)
Net loss per share	(0.41)	(0.52)	(0.11)