Form 10-Q
period 2010-06-30
EAU TECHNOLOGIES, INC.
filed 2010-08-16
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of August 12, 2010, the Registrant had 20,006,168 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2010

INDEX

PART I - FINANCIAL INFORMATION

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$51,162	$181,481
Accounts receivable, net	43,420	42,995
Other receivable – related party	5,500	6,248
Pre-paid expense	34,840	45,419
Inventory, net	1,929,187	2,022,462

Total current assets	2,064,109	2,298,605

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $140,911 and $133,821	19,092	26,183

LEASED EQUIPMENT, net of accumulated depreciation of $435,774 and $406,952	692,399	721,221

OTHER ASSETS
Deposits	10,496	10,496
Restricted cash	-	240,000
Intellectual property, net	115,240	111,265

Total other assets	125,736	361,761

Total assets	$2,901,336	$3,407,770

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Restated)
CURRENT LIABILITIES
Accounts payable	$451,124	$401,663
Accrued expenses	368,145	351,215
Accrued interest	770,940	572,892
Warranty reserve	83,297	92,160
Current portion of deferred licensing revenue – related party	41,667	141,667
Advance deposits on machine orders – related party	329,630	349,986
Current portion of long-term debt	57,344	50,832
Convertible notes payable – related party	4,150,000	3,600,000
Derivative liability – related party	319,839	5,333,401

Total current liabilities	6,571,986	10,893,816

LONG TERM LIABILITIES

Long term debt, net of current portion	-	6,512

Total liabilities	6,571,986	10,900,328

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 20,006,168 and 19,886,168 issued and outstanding, respectively	2,001	1,989
Additional paid in capital	41,510,214	41,311,512
Accumulated deficit	(45,182,865)	(48,806,059)

Total stockholders’ equity (deficit)	(3,670,650)	(7,492,558)

Total liabilities and stockholders’ equity (deficit)	$2,901,336	$3,407,770

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	2010	2009
		(Restated)		(Restated)
NET SALES – RELATED PARTY	$50,000	$50,000	$124,627	$100,000

NET SALES	89,631	153,975	177,406	258,625

TOTAL SALES	139,631	203,975	302,033	358,625

COST OF GOODS SOLD	23,962	36,345	64,777	61,825

GROSS PROFIT	115,669	167,630	237,256	296,800

OPERATING EXPENSES
Depreciation and amortization	3,885	4,778	7,769	11,802
Research and development	19,957	42,938	86,708	117,005
General and administrative	581,587	848,598	1,331,919	1,598,629

Total operating expenses	605,429	896,314	1,426,396	1,727,436

LOSS BEFORE OTHER INCOME (EXPENSE)	(489,760)	(728,684)	(1,189,140)	(1,430,636)

OTHER INCOME (EXPENSE)
Interest expense	(104,988)	(76,184)	(201,253)	(187,802)
Interest income	-	3,840	26	7,645
Gain (Loss) on derivative liability	4,441,213	579,242	5,013,561	525,835
Other income (expense)	-	-	-	-

Total other income (expense)	4,336,225	506,898	4,812,334	345,678

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	3,846,465	(221,786)	3,623,194	(1,084,958)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$3,846,465	$(221,786)	$3,623,194	$(1,084,958)

EARNINGS PER SHARE
BASIC	$0.19	$(0.01)	$0.18	$(0.06)
DILUTED	$0.19	N/A	$0.18	N/A

WEIGHTED AVERAGE OF SHARES OUTSTANDING	20,006,168	19,126,553	19,966,720	18,796,483

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2009 (Restated)	19,886,168	$1,989	$41,311,512	$(48,806,059)	$(7,492,558)

Exercise of warrants for cash of $200, or $0.01 per share	20,000	2	198	-	200

Issuance of shares for $100,000, or $1.00 per share, to Theodore Jacoby, a director	100,000	10	99,990	-	100,000

Vesting of options for services	-	-	98,514	-	98,514

Net gain for the six months ended June 30, 2010	-	-	-	3,623,194	3,623,194

Balance, June 30, 2010	20,006,168	$2,001	$41,510,214	$(45,182,865)	$(3,670,650)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	2010	2009
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,623,194	$(1,084,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,591	73,626
Bad debt expense	-	15,000
Warrants and options vested or issued for services	98,514	166,153
Discount of note payable	-	76,754
Changes in operating assets and liabilities:
Decrease in restricted cash	240,000	-
(Increase) in accounts receivable	(426)	(28,925)
Decrease in accounts receivable – related party	748	3,000
Decrease (increase) in pre-paid expense	10,579	(4,390)
(Increase) in accrued interest	-	(7,500)
(Increase) decrease in inventory	93,275	(18,581)
(Increase) in deposits	-	(6,473)
Increase (decrease) in accounts payable	49,461	(5,553)
(Decrease) in warranty reserve	(8,863)	(4,985)
Decrease in advance deposits for machine orders – related party	(20,356)	-
Increase in accrued expenses	16,930	17,592
Increase in accrued interest	198,048	109,863
(Decrease) in deferred revenue	(100,000)	(100,000)
(Decrease) in derivative liability	(5,013,561)	(525,835)
Net cash (used) in operating activities	(775,866)	(1,325,212)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(107,580)
Intellectual property disbursements	(4,653)	(5,754)
Net cash (used) in investing activities	(4,653)	(113,334)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	-	(7,891)
Proceeds from issuance of note payable – related party	550,000	-
Proceeds from issuance of common stock – related party	100,200	1,250,000
Net cash provided by financing activities	650,200	1,242,109
NET INCREASE (DECREASE) IN CASH	(130,319)	(196,437)
Cash and cash equivalents, beginning of period	181,481	494,612

Cash and cash equivalents, end of period	$51,162	$298,175

 See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	For the Six Months
	Ended June 30,
	2010	2009
		(Restated)
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$2,262	$3,613
Income Taxes	$-	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities:

Reclass inventory to Property and Equipment	$-	$805,184

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

NOTE 3 - INVENTORIES

The composition of inventories is as follows at:
	June 30,	December 31,
	2010	2009
Finished goods	$819,992	$894,488
Raw materials	1,509,195	1,527,974
Allowance for obsolete inventory	(400,000)	(400,000)

	$1,929,187	$2,022,462

NOTE 4 – WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of three years.  The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs.  If actual results differ from the estimates, the Company would adjust the estimated warranty liability.  Changes in the warranty reserve for the six months ended June 30, 2010 are as follows:

Warranty reserve at beginning of period	$92,160
Costs accrued for additional warranties	-
Service obligations honored	(8,863)
Warranty reserve at end of period	$83,297

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

In May 2007, the Company entered into a termination agreement related to the cancellation and reissuance of the existing warrants to purchase a total of 8.4 million shares of $0.0001 par value common stock of the Company, at a price of $2.76 per share, held by Water Science.  The Company granted to Water Science replacement warrants to purchase 8.4 million shares of common stock at a price of $1.30 per share, with an expiration date of May 9, 2010.  The Company was given a right to require Water Science to exercise warrants for up to 3,230,769 shares.  During the year ended December 31, 2008, the Company required Water Science to exercise all of the warrants for the 3,230, 769 shares.

The remaining warrants and the conversion rate contain “round down” provisions where the exercise price is to be adjusted if the Company should issue stock for less than the original exercise price.  Due to this feature the Company accounts for the warrants and convertible feature as a derivative liability with changes in fair value being recorded in the income statement.  The liability was valued using the Binomial model with the following assumptions: risk free rate between 0.15% and 0.24%, volatility between 247% and 384% and the stock price between $0.31 and $1.00, which represents the market value of the Company’s common stock as determined by management and an independent third party.  As of December 31, 2009, the value of the derivative liability was $5,333,401.  On May 9, 2010, the remaining warrants for 5,169,231 shares of common stock expired unexercised.  As of June 30, 2010, the value of the derivative liability was $319,839.  The Company recorded a gain of $5,013,561 in the change of the derivative liability to fair market value for the six month period ended June 30, 2010 in part due to the expiration of the warrants.  The Company recorded a gain of $525,835 in the change of the derivative liability for the six months ended June 30, 2009.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - CONVERTIBLE DEBT (continued)

On August 27, 2009, the Company entered into a Loan Agreement with Mr. Peter Ullrich, a related party, whereby he agreed to loan $600,000 to the Company, funded in three installments, as follows, $200,000 payable on September 15, 2009, $200,000 payable on October 15, 2009, and $200,000 payable on November 15, 2009.  Simple interest accrues at a rate of 10% per annum on the unpaid principal amount outstanding and the loan will mature on November 1, 2010, at which time accrued interest and the outstanding principal balance shall be due.   The agreement contains an optional conversion right, whereby the Lender may convert all or any portion of the outstanding principal and interest due into shares of the Company’s common stock at a price per share equal to $1.00 per share.

In March 2010, the Company obtained an unsecured short term loan of $250,000 from Peter Ullrich a member of the Board of Directors of the Company.  This is in addition to an advance of $100,000 from Mr. Ullrich which occurred on February 18, 2010, as previously reported on the Company Form 8-K filed on February 24, 2010.   The Company received additional funding of $50,000 in May 2010, $150,000 in June 2010 and $155,000 in July 2010.  The final agreements to document the loan have not been signed, and the material terms are not final. The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

NOTE 6 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  The agreement allows for a pro-rated refund during the first 5 years under certain circumstances.  The Company recognizes income from this agreement over the first 5 years of the agreement.  The Company recognized $100,000 in each of the periods ended June 30, 2010 and 2009.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  The Company had sales of $24,627 during the six months ended June 30, 2010 and did not have any sales to Water Science for the same period in 2009.  The Company has received and recorded $329,630 in advance deposits from Water Science on machine orders at June 30, 2010.

Convertible Note Payable - In September 2005, the Company entered into a Senior Convertible Note with Water Science in exchange for $3,000,000.  The Company accounts for the warrants and convertible debt feature as a derivative liability with changes in fair value being recorded in the income statement.  (See Note 5)

On August 27, 2009, the Company entered into a Convertible Note with Mr. Peter Ullrich, a related party, whereby he agreed to loan $600,000 to the Company, funded in three installments, as follows, $200,000 payable on September 15, 2009, $200,000 payable on October 15, 2009, and $200,000 payable on November 15, 2009.  (See Note 5)

In March 2010, the Company obtained an unsecured short term loan of $250,000 from Peter Ullrich a member of the Board of Directors of the Company.  This is in addition to an advance of $100,000 from Mr. Ullrich which occurred on February 18, 2010, as previously reported on the Company Form 8-K filed on February 24, 2010.   The Company received additional funding of $50,000 in May 2010, $150,000 in June 2010 and $155,000 in July 2010.  The final agreements to document the loan have not been signed, and the material terms are not final. The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

Licensing Fee –In September 2005, the Company received $1,000,000 in exchange for providing Water Science exclusive licensing and distribution rights for a five-year term for a specified market area. The agreement provides termination rights by Water Sciences and a pro rata refund of the fee. The Company recognizes the fee on a pro rata basis over the life of the agreement. The Company recognized $100,000 in each of the six months ended June 30, 2010 and 2009.

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

Advances – Periodically throughout the year, the Company advances employees cash for certain reimbursable expenses.  As of June 30, 2010 and December 31, 2009, the Company had advances to employees in the amount of $5,500 and $5,500, respectively.

Employee Options – In December 2007, the Company granted 480,260 options to various employees.  The options are for a term of ten (10) years and have an exercise price of $1.30 per share.  The options vest over a period of four (4) years.   The options were valued using the Binomial model with the following assumptions:  risk free rate of 4.64%, volatility at 87.06% and the stock price at $1.30.  The value of each option is approximately $1.13 per option.  The Company recognized $37,355 in stock option expense related to the options for the six months ended June 30, 2010.

In November 2007, the Company granted 530,000 options to Douglas Kindred, in connection with the appointment of Mr. Kindred as Chief Technology Officer.  The options are for a term of ten (10) years and have an exercise price of $1.30 per share.  The options vest over a period of four (4) years.   The options were valued using the Binomial model with the following assumptions:  risk free rate of 4.28%, volatility at 85.99% and the stock price at $1.01.  The value of each option is approximately $0.85 per option.  The Company recognized $34,712 during the period ended June 30, 2010.

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

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – CAPITAL STOCK (continued)

In October 2008, the Board of Directors approved a transaction with Water Science, LLC (“WS”), a related party, pursuant to (1) a Stock Purchase Agreement (the “Purchase Agreement”) and (2) a Second Amended and Restated Senior Secured Convertible Promissory Note (the “Second Amended Convertible Note”). The Purchase Agreement provides for the purchase of 2.5 million shares of common stock of the Company at a price of $1.00 per share and the amendment of the original Amended and Restated Senior Secured Convertible Promissory Note dated as of May 8, 2008, to change the conversion rate from $3.00 per share to $1.00 per share, as reflected in the Second Amended Convertible Note. The purchase of the common stock was to occur in six monthly installments of $350,000 beginning October 14, 2008 plus a final installment of $400,000 on April 15, 2009.  The Company received all payments under this agreement.

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

NOTE 8 – GOING CONCERN

The Company has incurred significant losses and has had negative cash flows from operations.  As a result, at June 30, 2010, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations.  We currently do not have sufficient funds to operate our business without additional funding.  We do not have any written agreements in place for additional funding.  Management will continue to seek to obtain sufficient funding for its operations through either debt or equity financing.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses.

The Company estimates that it will need approximately $1,500,000 for the upcoming twelve months to execute our business plan and an additional $4,150,000, plus interest, in order to satisfy our notes payable with a related party, which become due in November 2010, if the note is not converted into common stock.  Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

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

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based-Compensation Expense

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement method to account for stock-based compensation. The Company uses the Binomial valuation formula, which is a closed-form model that uses an equation to determine the estimated fair value of stock options.  Stock-based compensation expense recognized for the six month period ended June 30, 2010 and 2009 was $98,514 and $166,153, respectively, related to employee stock options issued and vesting during the period.

Net Income (Loss) Per Share

Basic and Fully Diluted net income per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted shares were not calculated for the periods ended in 2009, because their inclusion would have been anti-dilutive.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Restated)		(Restated)
Net Income (loss) (numerator)	$3,846,465	$(221,786)	$3,623,194	$(1,084,958)
Shares (denominator)
Basic	20,006,168	19,126,553	19,966,720	18,796,483
Diluted	20,102,168	N/A	20,063,272	N/A
Per share amount
Basic	$0.19	$(0.01)	$0.18	$(0.06)
Dilutive	$0.19	N/A	$0.18	N/A

Warrants and Options

The following table is a summary of the status of the warrants and options granted and outstanding at June 30, 2010:

	Number	Weighted
	of Options	Average Exercise
	and Warrants	Price
Outstanding at beginning of period	7,817,291	$1.46
Granted	-	-
Exercised	(20,000)	0.01
Forfeited	-	-
Expired	(5,480,531)	1.36

Outstanding at end of period	2,316,760	$1.71

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A summary of the status of the warrants outstanding at June 30, 2010 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of		Weighted-Average	Weighted-Average		Weighted-Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$.01-.50	100,000	0.1 years	$0.01	100,000	$0.01
1.00-1.99	1,499,260	7.0 years	1.31	912,130	1.31
2.00-2.99	625,000	5.6 years	2.68	625,000	2.68
3.00-3.99	92,500	4.9 years	3.50	92,500	3.50

$.01-5.50	2,316,760	6.2 years	$1.71	1,825,930	$2.00

The fair value of each warrant granted is estimated on the date granted using the Binomial pricing model, with the following assumptions for warrants issued in 2007: risk-free interest rate of between 4.6% and 4.99%, expected dividend yield of zero, expected lives of 3 and 5 years and expected volatility of between 59.76% and 89.54%.  No options or warrants were granted in 2009 or 2010.

NOTE 10 – RESTATEMENT

The Company has restated its financial statements for the periods ended June 30, 2009 and December 31, 2009. The Company determined that certain inputs into the binomial valuation model used to calculate the derivative liability were not correct.  The Company determined that the current stock price used in the calculation was not being changed from the time the liability was recorded.  While the restatement is significant, all of the issues were non-cash items.

There was no tax effect for the prior period adjustments for the year ending December 31, 2009.  The impact of the 2009 restatement of the balance sheet accounts and income statement items are as follows:

2009 Balance Sheet
	As previously reported, December 31, 2009	Restated, December 31, 2009	Change
Total assets	$3,407,770	$3,407,770	$0
Derivative liability	$8,662,893	$5,333,401	$(3,329,492)
Total liabilities	$14,229,820	$10,900,328	$(3,329,492)
Accumulated deficit	$52,135,551	$48,806,059	$(3,329,492)
Total Stockholders deficit	$10,822,050	$7,492,558	$(3,329,492)

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 10 – RESTATEMENT (continued)

June 30, 2009 Income Statement
	As previously reported, June 30, 2009	Restated, June 30, 2009	Change
Gross profit	$296,800	$296,800	$0
Gain (loss) on derivative liability	$(1,829,343)	$525,835	$2,355,178
Net loss	$(3,440,136)	$(1,084,958)	$2,355,178
Net loss per share	$(0.18)	$(0.06)	$0.12

NOTE 11 – SUBSEQUENT EVENTS

In July 2010, the Company obtained an advance of $155,000 from Peter Ullrich a member of the Board of Directors of the Company.

In July 2010, the Company received its first purchase orders from an international beverage company.  The Company will install its CIP systems at three bottling plants.

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

The Company has experienced some sales resistance from the multiple industries including the poultry industry, because operators did not have sufficient motivation to invest in new technologies to improve the safety and cleanliness of food products.  In February 2008, a regulatory change occurred that we believe may increase the motivation.  The Food Safety Inspection Service (“FSIS”), a division of the USDA, sets the public heath performance standards for all raw and processed meat, poultry and egg- processing standard for the United States.  The FSIS has implemented a process called the “Public Health Risk Based Inspection” platform to regulate these industries based on the relative risk a processing facility imposes to the human health index.  The new system allows the FSIS to allocate and prioritize its resources at processing plants based on the risk each plant presents. The new categorization platform lists processors in three categories, Category 1: 10% positive and below; Category 2: 10%-20% positive for Salmonella and other pathogens; Category 3: 20%-22% positive for Salmonella and other pathogens. For processors with strong processes and intervention systems meeting the Category 1 criteria, there would be far less FSIS inspectors on site, thus reducing the cost incurred by the plant. We believe that with the success that we have achieved in field trials and commercial installations, in conjunction with the new FSIS policies and regulations, may make EAU’s products more appealing to the industry.

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

Financial Position

The Company had $51,162 in cash as of June 30, 2010, compared to $181,481 at December 31, 2009.  The Company has received and recorded $329,630 in advance deposits from Water Science on machine orders at June 30, 2010.  This will be reduced as the Company delivers machines on order to Water Science, a related party.  Water Science, who has exclusive rights to sell our products in Central and South America, is also an affiliate of the Company, and by agreement may purchase machinery from us at cost plus 25 percent.  Long term debt decreased slightly from $6,512 at December 31, 2009 to $0 at June 30, 2010 as all our debt is now due within one year.  At June 30, 2010, our stockholders’ deficit was $5,718,721.

Results of Operations for the Three months ended June 30, 2010 and 2009

Revenues and Net Income

The Company had total revenues of $139,631 for the three months ended June 30, 2010, which represents a decrease from the $203,975 in total revenues for the same period one year earlier.  The majority of the revenues are from leasing revenues from our EW water systems in the poultry and dairy market.  We also recognized $50,000 in licensing revenues related to the exclusive license granted to Water Science, a related party during each period.

Due to the change in fair market value of the derivative liability, the Company had net income of $3,846,465 from continuing operations for the three months ended June 30, 2010, or a gain of $0.19 per share, compared with a net loss from continuing operations of $221,786, or $0.01 per share for the same period in 2009.  For the three months ended June 30, 2010, the Company recognized a gain of $4,441,213 as compared to a gain of $579,242 for the three months ended June 30, 2009.  The significant change in the value of the derivative was due to the expiration of approximately 5,100,000 warrants.  The warrants included a “round down” provision that required the Company to account for the warrants as a derivative liability.  Excluding the gain on the derivative liability the Company would have had a net loss of $594,748, or $0.03 per share in 2010 as compared to a loss of $801,028, or $0.04 per share in 2009.  The change in the derivative liability is calculated using the binomial method to determine fair market value.  The current period results include $104,988 in interest expense, compared to $76,184 in 2009.  This is due to interest expense related to the additional notes payable entered into in 2009 and 2010.

General and Administrative Expenses

The Company’s general and administrative expenses were lower as compared to the prior year.  Expenses totaled $581,587 during the three months ended June 30, 2010, compared to $848,598 during the three months ended June 30, 2009.  General and administrative expense for 2010 consists primarily of payroll and other compensation expense of $303,360, legal and professional fees of $53,222, expense related to granting and vesting of stock and options of $49,257 and insurance expense of $78,361.

Research and Development

Research and development expenses incurred during the three month period ended June 30, 2010 decreased $22,981, from $42,938 in 2009 to $19,957 in 2010.  While the Company will continue to conduct research to improve its products and their performance, it believes it has developed proven products that have commercial value in its targeted markets.

Results of Operations for the Six months ended June 30, 2010 and 2009

Revenues and Net Income

The Company had total revenues of $302,033 for the six months ended June 30, 2010, which represents a slight decrease from the $358,625 in total revenues for the same period one year earlier.  The majority of the revenues are from leasing revenues from our EW water systems in the poultry and dairy market.  We also recognized $100,000 in licensing revenues related to the exclusive license granted to Water Science, a related party during each period.

Due to the change in fair market value of the derivative liability, the Company had net income of $3,623,194 from continuing operations for the six months ended June 30, 2010, or a gain of $0.18 per share, compared with a net loss from continuing operations of $1,084,958, or $0.06 per share for the same period in 2009.  For the six months ended June 30, 2010, the Company recognized a gain of $5,013,561 as compared to a gain of $525,835 for the six months ended June 30, 2009.  The significant change in the value of the derivative was due to the expiration of approximately 5,100,000 warrants.  The warrants included a “down-round” provision that required the Company to account for the warrants as a derivative liability.  Excluding the gain on the derivative liability the Company would have had a net loss of $1,390,367, or $0.07 per share in 2010 as compared to a loss of $1,610,793, or $0.09 per share in 2009.  The current period results include $201,253 in interest expense, compared to $187,802 in 2009.  This is due to interest expense related to the various notes payable entered into in 2009 and 2010.

General and Administrative Expenses

The Company’s general and administrative expenses decreased for the six months ended June 30, 2010 as compared to the prior year.  Expenses totaled $1,331,919 during the six months ended June 30, 2010, compared to $1,598,629 during the six months ended June 30, 2009.  General and administrative expense for 2010 consists primarily of payroll and other compensation expense of $757,070, legal and professional fees of $123,543, expense related to granting and vesting of stock and options of $98,514 and insurance expense of $161,790.

Research and Development

Research and development expenses incurred during the six month period ended June 30, 2010 decreased $30,297, from $117,005 in 2009 to $86,708 in 2010.  While the Company will continue to conduct research to improve its products and their performance, it believes it has developed proven products that have commercial value in its targeted markets.

Liquidity and Capital Resources

The Company had $51,162 in cash as of June 30, 2010, compared to $181,481 at December 31, 2009.  We had net income of $3,623,194 for the six months ended June 30, 2010, compared with net losses of $1,084,958 for the six months ended June 30, 2009.  The net income (loss) per share for the first six months of 2010 and 2009 was $0.18 and $(0.06) per share, respectively.  The majority of the change is attributable to the recording of the derivative liability to fair market value as described above.

Net cash used in operating activities in the six month period ended June 30, 2010 was $775,866, a 41% decrease, compared to $1,325,212 for the same period in 2009.  The majority of the change in cash used as compared to the prior period was the change in the fair market value of the derivative liability, the closing of the escrow account and the increase in accrued interest.

At June 30, 2010, the Company’s net inventory was $1,929,187, representing a decrease of approximately $93,000, from the $2,022,462 on hand at December 31, 2009.  The Company is in multiple tests of our equipment and has included the machines in inventory until they are sold and begin producing revenues.

The Company also recognized a non-cash decrease in the derivative liability of $5,013,561, due to the expiration of 5,169,231 warrants and changes in the binomial value of the liability.

The Company only used $4,653 in cash flows from investing activities during the period ended June 30, 2010 as compared to $113,334 used in the same period in 2009.  The cash flows from investing activities consisted of expenditures related to intellectual property.

Cash flows from financing activities provided the Company $650,200 for the period ended June 30, 2010 compared with $1,242,109 provided the Company during the same period in 2009.  The Company received proceeds of $550,000 from the receipt of an advance on an issuance of a convertible note payable to a related party and received $100,000 from the sale of stock to a director during the six months ended June 30, 2010.

We currently do not have sufficient funds to operate our business without additional funding.  We do not have any written agreements in place for additional funding.  Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues.  Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months.  Our senior convertible notes payable with Water Science will become due in November 2010, which will require cash of $4,150,000, plus interest, in order to satisfy the debts, if the note is not converted into common stock.  We anticipate that we may need an additional $1,500,000 or more in future funding to execute our business plan over the next twelve months. Moreover, if we able to expand our sale of EW machines as anticipated, we may need significant additional working capital to fund that expansion.  We do not have arrangements in place to provide us with this funding or any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update became effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company’s consolidated financial statements.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that, as a result of a material weakness related to the accounting for our derivative liability, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.

As indicated in the Company’s Form 8-K filed on May 24, 2010, management concluded on May 21, 2010, that it was necessary to restate the Company’s previously filed financial statements as of and for the year ended December 31, 2009, and the Company’s previously filed quarterly financial statements for the quarters ended June 30, June 30, and September 30, 2009. During the recent review of the Company’s financial statements for the quarter ended March 31, 2010, HJ & Associates LLC, the Company’s registered independent public accounting firm, discovered and informed the Company of a misstatement that occurred due to an input error of the valuation calculation related to the derivative liability that the liability has been incorrectly calculated. The Company's management has assessed the effect of the restatement on the Company's disclosure controls and procedures and internal control over financial reporting, and has determined that a material weakness exists with respect to our reporting of complex and non-routine transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Reserved

Item 5. Other Information

In May, June and July 2010, the Company obtained unsecured short term loans of $50,000, $150,000 and $155,000 from Peter Ullrich, a member of the Board of Directors of the Company, the documents of which have not been signed and the material terms of which are not final.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

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

Dated: August 13, 2010

EAU TECHNOLOGIES, INC.

By:	/s/ Wade R. Bradley

Wade R. Bradley
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian D. Heinhold

Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)