Form 10-Q
period 2010-09-30
EAU TECHNOLOGIES, INC.
filed 2010-11-15
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of November 11, 2010, the Registrant had 20,006,168 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2010

INDEX

PART I - FINANCIAL INFORMATION

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

  ASSETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$245,996	$181,481
Accounts receivable, net	51,495	42,995
Other receivable – related party	5,500	6,248
Pre-paid expense	29,500	45,419
Inventory, net	1,855,809	2,022,462

Total current assets	2,188,300	2,298,605

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $144,456 and $133,821	15,548	26,183

LEASED EQUIPMENT, net of
accumulated depreciation of $449,067 and $406,952	679,105	721,221

OTHER ASSETS

Deposits	37,115	10,496
Restricted cash	-	240,000
Intellectual property, net	116,673	111,265

Total other assets	153,788	361,761

Total assets	$3,036,741	$3,407,770

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Restated)
CURRENT LIABILITIES
Accounts payable	$389,195	$401,663
Accrued expenses	375,421	351,215
Accrued interest	882,269	572,892
Warranty reserve	81,879	92,160
Current portion of deferred licensing revenue – related party	-	141,667
Advance deposits on machine orders	404,800	-
Advance deposits on machine orders – related party	329,630	349,986
Current portion of long-term debt	57,344	50,832
Current portion of convertible notes payable – related party	-	3,600,000
Derivative liability – related party	-	5,333,401

Total current liabilities	2,520,538	10,893,816

LONG TERM LIABILITIES

Convertible notes payable – related party	4,505,000	-
Derivative liability – related party	103,374	-
Long term debt, net of current portion	-	6,512

Total long term liabilities	4,608,374	6,512

Total liabilities	7,128,912	10,900,328

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 20,006,168 and 19,886,168 issued and outstanding, respectively	2,001	1,989
Additional paid in capital	41,559,471	41,311,512
Accumulated deficit	(45,653,643)	(48,806,059)

Total stockholders’ equity (deficit)	(4,092,171)	(7,492,558)

Total liabilities and stockholders’ equity (deficit)	$3,036,741	$3,407,770

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Restated)		(Restated)
NET SALES – RELATED PARTY	$41,667	$50,000	$166,294	$150,000

NET SALES	70,560	155,025	247,966	413,650

TOTAL SALES	112,227	205,025	414,260	563,650

COST OF GOODS SOLD	13,293	40,611	78,070	102,436

GROSS PROFIT	98,934	164,414	336,190	461,214

OPERATING EXPENSES
Depreciation and amortization	3,884	4,778	11,653	16,580
Research and development	73,443	103,391	160,151	220,396
General and administrative	596,832	855,379	1,928,751	2,454,008

Total operating expenses	674,159	963,548	2,100,555	2,690,984

LOSS BEFORE OTHER INCOME (EXPENSE)	(575,225)	(799,134)	(1,764,365)	(2,229,770)

OTHER INCOME (EXPENSE)
Interest expense	(112,054)	(81,049)	(313,307)	(268,851)
Interest income	36	3,829	62	11,474
Gain (Loss) on derivative liability	216,465	(1,431,438)	5,230,026	(905,604)

Total other income (expense)	104,447	(1,508,658)	4,916,781	(1,162,981)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(470,778)	(2,307,792)	3,152,416	(3,392,751)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(470,778)	$(2,307,792)	$3,152,416	$(3,392,751)

EARNINGS PER SHARE
BASIC	$(0.02)	$(0.12)	$0.16	$(0.18)
DILUTED	N/A	N/A	$0.16	N/A

WEIGHTED AVERAGE OF SHARES OUTSTANDING	20,006,168	19,621,494	19,980,014	19,074,059

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2009 (Restated)	19,886,168	$1,989	$41,311,512	$(48,806,059)	$(7,492,558)

Exercise of warrants for cash of $200, or $0.01 per share	20,000	2	198	-	200

Issuance of shares for $100,000, or $1.00 per share, to Theodore Jacoby, a director	100,000	10	99,990	-	100,000

Vesting of options for services	-	-	147,771	-	147,771

Net gain for the nine months ended September 30, 2010	-	-	-	3,152,416	3,152,416

Balance, September 30, 2010	20,006,168	$2,001	$41,559,471	$(45,653,643)	$(4,092,171)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,

	2010	2009
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,152,416	$(3,392,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53,769	119,015
Bad debt expense	-	22,500
Warrants and options vested or issued for services	147,771	69,750
Shares issued for services	-	248,771
Discount of note payable	-	76,754
Changes in operating assets and liabilities:
Decrease in restricted cash	240,000	-
(Increase) in accounts receivable	(8,500)	(45,500)
Decrease in accounts receivable – related party	748	3,000
Decrease (increase) in pre-paid expense	15,919	4,393
(Increase) in accrued interest	-	(11,250)
(Increase) decrease in inventory	166,653	40,266
(Increase) in deposits	(26,619)	-
Increase (decrease) in accounts payable	(12,468)	14,379
(Decrease) in warranty reserve	(10,281)	(7,840)
Increase in advance deposits for machine orders	404,800	-
(Decrease) in advance deposits for machine orders – related party	(20,356)	-
Increase in accrued expenses	24,206	24,634
Increase in accrued interest	309,377	188,250
(Decrease) in deferred revenue	(141,667)	(150,000)
(Decrease) in derivative liability	(5,230,027)	905,604
Net cash (used) in operating activities	(934,259)	(1,890,025)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(107,580)
Intellectual property disbursements	(6,426)	(3,795)
Net cash (used) in investing activities	(6,426)	(111,375)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	-	(5,387)
Proceeds from issuance of note payable – related party	905,000	200,000
Proceeds from issuance of common stock – related party	100,200	1,450,000
Net cash provided by financing activities	1,005,200	1,644,613
NET INCREASE (DECREASE) IN CASH	64,515	(356,787)
Cash and cash equivalents, beginning of period	181,481	494,612

Cash and cash equivalents, end of period	$245,996	$137,825

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	For the Nine Months
	Ended September 30,
	2010	2009

		(Restated)
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$3,930	$3,613
Income Taxes	$-	$-

Supplemental Disclosures of Non-cash Investing and Financing Activities:

Reclass inventory to Property and Equipment	$-	$805,184

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

NOTE 3 - INVENTORIES

The composition of inventories is as follows at:

	September 30,	December 31,
	2010	2009
Finished goods	$769,122	$894,488
Raw materials	1,486,687	1,527,974
Allowance for obsolete inventory	(400,000)	(400,000)

	$1,855,809	$2,022,462

NOTE 4 – WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of three years.  The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs.  If actual results differ from the estimates, the Company would adjust the estimated warranty liability.  Changes in the warranty reserve for the nine months ended September 30, 2010 are as follows:

Warranty reserve at beginning of period	$92,160
Costs accrued for additional warranties	-
Service obligations honored	(10,281)

Warranty reserve at end of period	$81,879

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

In August 2009, the Company entered into the Second Amendment (the “Amendment”) to the Second Amended and Restated Senior Secured Convertible Promissory Note (the “Promissory Note”) with Water Science, a related party.  The Amendment extends the maturity date of the Promissory Note from September 16, 2009 to November 1, 2010.  In all other material respects, the Promissory Note remains unchanged.  During October 2010, the Company extended the maturity date to December 1, 2011.

In May 2007, the Company entered into a termination agreement related to the cancellation and reissuance of the existing warrants to purchase a total of 8.4 million shares of $0.0001 par value common stock of the Company, at a price of $2.76 per share, held by Water Science.  The Company granted to Water Science replacement warrants to purchase 8.4 million shares of common stock at a price of $1.30 per share, with an expiration date of May 9, 2010.  The Company was given a right to require Water Science to exercise warrants for up to 3,230,769 shares.  During the year ended December 31, 2008, the Company required Water Science to exercise all of the warrants for the 3,230,769 shares.

The remaining warrants and the conversion rate contain “round down” provisions where the exercise price is to be adjusted if the Company should issue stock for less than the original exercise price.  Due to this feature the Company accounts for the warrants and convertible feature as a derivative liability with changes in fair value being recorded in the income statement.  The liability was valued using the Binomial model with the following assumptions: risk free rate between 0.15% and 0.24%, volatility between 247% and 384% and the stock price between $0.31 and $1.00, which represents the market value of the Company’s common stock as determined by management and an independent third party.  As of December 31, 2009, the value of the derivative liability was $5,333,401.  On May 9, 2010, the remaining warrants for 5,169,231 shares of common stock expired unexercised.  As of September 30, 2010, the value of the derivative liability was $103,374.  The Company recorded a gain of $5,230,027 in the change of the derivative liability to fair market value for the nine month period ended September 30, 2010 in part due to the expiration of the warrants.  The Company recorded a loss of $905,604 in the change of the derivative liability for the nine months ended September 30, 2009.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - CONVERTIBLE DEBT (continued)

On August 27, 2009, the Company entered into a Loan Agreement with Mr. Peter Ullrich, a related party, whereby he agreed to loan $600,000 to the Company, funded in three installments, as follows, $200,000 payable on September 15, 2009, $200,000 payable on October 15, 2009, and $200,000 payable on November 15, 2009.  Simple interest accrues at a rate of 10% per annum on the unpaid principal amount outstanding and the loan will mature on November 1, 2010, at which time accrued interest and the outstanding principal balance shall be due.   This date was extended to December 1, 2011 with the new note entered into during October 2010.  The agreement contains an optional conversion right, whereby the Lender may convert all or any portion of the outstanding principal and interest due into shares of the Company’s common stock at a price per share equal to $1.00 per share.

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

In October, 2010, the Company entered into a loan agreement with Peter Ullrich, a related party, which consolidates all but the two convertible promissory notes into one note.  The principal amount of the Note is $1,200,000 (“Note”), with Mr. Ullrich having already advanced $705,000 to the Company.  On September 21, 2010, Peter Ullrich paid an additional $200,000 installment on the Note.  The remaining balance of $295,000 on the Note will be paid by WS in two installments; the first installment required $100,000 to be paid of which $150,000 was received during October 31, 2010 and $145,000 to be paid no later than November 30, 2010.  The Note bears interest at a rate of 10% annually and will mature on December 1, 2011.  The Note is convertible into shares of the Company’s common stock at $1.00 per share and no principal or interest payments are due until maturity.

In October 2010, the Company also entered into an amendment of certain terms of the Company’s $3,000,000 Second Amended and Restated Senior Secured Convertible Promissory Note dated October 6, 2008 (the “Promissory Note”) with WS and the Company’s $600,000 Loan Agreement dated August 27, 2009 (the “Loan Agreement”) with Peter Ullrich.  The Promissory Note and the Loan Agreement will be amended to (1) extend the maturity dates of each to coincide with the maturity date of the Note, as described in the preceding paragraph, (2) delete the anti-dilution protection for subsequent equity offerings contained in the Promissory Note and the Loan Agreement, and (3) terminate the registration rights agreement contained in both agreements.

Also, in conjunction with the Note, the Company issued a warrant to Peter Ullrich to purchase 6,969,231 shares of the Company’s common stock at $0.31 per share (the “Warrant”).  The Warrant has a term of five years.

NOTE 6 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  The agreement allows for a pro-rated refund during the first 5 years under certain circumstances.  The Company recognizes income from this agreement over the first 5 years of the agreement.  The Company recognized $141,667 and $150,000 in each of the periods ended September 30, 2010 and 2009.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  The Company had sales of $24,627 during the nine months ended September 30, 2010 and did not have any sales to Water Science for the same period in 2009.  The Company has received and recorded $329,630 in advance deposits from Water Science on machine orders at September 30, 2010.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

Convertible Note Payable - In September 2005, the Company entered into a Senior Convertible Note with Water Science in exchange for $3,000,000.  The Company accounts for the warrants and convertible debt feature as a derivative liability with changes in fair value being recorded in the income statement.  (See Note 5)

On August 27, 2009, the Company entered into a Convertible Note with Mr. Peter Ullrich, a related party, whereby he agreed to loan $600,000 to the Company, funded in three installments, as follows, $200,000 payable on September 15, 2009, $200,000 payable on October 15, 2009, and $200,000 payable on November 15, 2009.  (See Note 5)

In October, 2010, the Company entered into a loan agreement with Peter Ullrich, a related party.  The principal amount of the Note is $1,200,000 (“Note”), with Mr. Ullrich having already advanced $705,000 to the Company.  On September 21, 2010, Peter Ullrich paid an additional $200,000 installment on the Note.  The remaining balance of $295,000 on the Note will be paid by WS in two installments; the first installment required $100,000 to be paid of which $150,000 was received during October 31, 2010 and $145,000 to be paid no later than November 30, 2010.  The Note bears interest at a rate of 10% annually and will mature on December 1, 2011.  The Note is convertible into shares of the Company’s common stock at $1.00 per share and no principal or interest payments are due until maturity.  (See Note 5)

Licensing Fee –In September 2005, the Company received $1,000,000 in exchange for providing Water Science exclusive licensing and distribution rights for a five-year term for a specified market area. The agreement provides termination rights by Water Sciences and a pro rata refund of the fee. The Company recognizes the fee on a pro rata basis over the life of the agreement. The Company recognized $141,667 and $150,000 in the nine months ended September 30, 2010 and 2009, respectively.

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

Advances – Periodically throughout the year, the Company advances employees cash for certain reimbursable expenses.  As of September 30, 2010 and December 31, 2009, the Company had advances to employees in the amount of $5,500 and $5,500, respectively.

Employee Options – In December 2007, the Company granted 480,260 options to various employees.  The options are for a term of ten (10) years and have an exercise price of $1.30 per share.  The options vest over a period of four (4) years.   The options were valued using the Binomial model with the following assumptions:  risk free rate of 4.64%, volatility at 87.06% and the stock price at $1.30.  The value of each option is approximately $1.13 per option.  The Company recognized $56,032 in stock option expense related to the options for the nine months ended September 30, 2010.

In November 2007, the Company granted 530,000 options to Douglas Kindred, in connection with the appointment of Mr. Kindred as Chief Technology Officer.  The options are for a term of ten (10) years and have an exercise price of $1.30 per share.  The options vest over a period of four (4) years.   The options were valued using the Binomial model with the following assumptions:  risk free rate of 4.28%, volatility at 85.99% and the stock price at $1.01.  The value of each option is approximately $0.85 per option.  The Company recognized $52,068 during the period ended September 30, 2010.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – CAPITAL STOCK

In October, 2010, the Company entered into a loan agreement with Peter Ullrich, a related party.  The principal amount of the Note is $1,200,000 (“Note”), with Mr. Ullrich having already advanced $705,000 to the Company.  On September 21, 2010, Peter Ullrich paid an additional $200,000 installment on the Note.  The remaining balance of $295,000 on the Note will be paid by WS in two installments, with $195,000 to be paid no later than October 31, 2010 and $100,000 to be paid no later than November 30, 2010.  The Note bears interest at a rate of 10% annually and will mature on December 1, 2011.  The Note is convertible into shares of the Company’s common stock at $1.00 per share and no principal or interest payments are due until maturity.

Also, in conjunction with the Note, the Company issued a warrant to Peter Ullrich to purchase 6,969,231 shares of the Company’s common stock at $0.31 per share (the “Warrant”).  The Warrant has a term of five years.

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

In October 2008, the Board of Directors approved a transaction with Water Science, LLC (“WS”), a related party, pursuant to (1) a Stock Purchase Agreement (the “Purchase Agreement”) and (2) a Second Amended and Restated Senior Secured Convertible Promissory Note (the “Second Amended Convertible Note”). The Purchase Agreement provides for the purchase of 2.5 million shares of common stock of the Company at a price of $1.00 per share and the amendment of the original Amended and Restated Senior Secured Convertible Promissory Note dated as of May 8, 2008, to change the conversion rate from $3.00 per share to $1.00 per share, as reflected in the Second Amended Convertible Note. The purchase of the common stock was to occur in nine monthly installments of $350,000 beginning October 14, 2008 plus a final installment of $400,000 on April 15, 2009.  The Company received all payments under this agreement.

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

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 – GOING CONCERN

The Company has incurred significant losses and has had negative cash flows from operations.  As a result, at September 30, 2010, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations.  We currently do not have sufficient funds to operate our business without additional funding.  Other than one more advance due under the note for $145,000 in November 2010, we do not have any written agreements in place for additional funding.  Management will continue to seek to obtain sufficient funding for its operations through either debt or equity financing.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses.

The Company estimates that it will need approximately $1,500,000 for the upcoming twelve months to execute our business plan and an additional $4,800,000, plus interest, in order to satisfy our notes payable with a related party, which were extended to December 1, 2011, if the note is not converted into common stock.  Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

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

NOTE 9 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based-Compensation Expense

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement method to account for stock-based compensation. The Company uses the Binomial valuation formula, which is a closed-form model that uses an equation to determine the estimated fair value of stock options.  Stock-based compensation expense recognized for the nine month period ended September 30, 2010 and 2009 was $147,771 and $248,771, respectively, related to employee stock options issued and vesting during the period.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Restated)		(Restated)
Net Income (loss) (numerator)	$(470,778)	$(2,307,792)	$3,152,416	$(3,392,751)
Shares (denominator)
Basic	20,006,168	19,621,494	19,980,014	19,074,059
Diluted	N/A	N/A	19,980,014	N/A
Per share amount
Basic	$(0.02)	$(0.12)	$0.16	$(0.18)
Dilutive	N/A	N/A	$0.16	N/A

Warrants and Options

The following table is a summary of the status of the warrants and options granted and outstanding at September 30, 2010:
	Number	Weighted
	of Options	Average Exercise
	and Warrants	Price

Outstanding at beginning of period	7,817,291	$1.46
Granted	-	-
Exercised	(20,000)	0.01
Forfeited	-	-
Expired	(5,580,531)	1.34

Outstanding at end of period	2,216,760	$1.79

A summary of the status of the warrants outstanding at September 30, 2010 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of		Weighted-Average	Weighted-Average		Weighted-Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price

1.00-1.99	1,499,260	6.7 years	$1.31	912,130	$1.31
2.00-2.99	625,000	5.4 years	2.68	625,000	2.68
3.00-3.99	92,500	4.7 years	3.50	92,500	3.50

$.01-5.50	2,216,760	6.2 years	$1.79	1,629,630	$2.00

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company estimated the fair value of the stock warrants at the date each warrant or option was granted using the Binomial pricing model, with the following assumptions:

Risk-free interest rate	4.6% - 4.99%
Expected life	3 to 5 years
Expected volatility	59.76% - 89.54%
Dividend yield	0.00%

Fair Value Measurements

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance has not had a material impact on our financial position and results of operations.

NOTE 10 – RESTATEMENT

The Company has restated its financial statements for the periods ended September 30, 2009 and December 31, 2009. The Company determined that certain inputs into the binomial valuation model used to calculate the derivative liability were not correct.  The Company determined that the current stock price used in the calculation was not being changed from the time the liability was recorded.  While the restatement is significant, all of the issues were non-cash items.

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

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 10 – RESTATEMENT (continued)

September 30, 2009 Income Statement
	As previously reported, September 30, 2009	Restated, September 30, 2009	Change
Gross profit	$296,800	$296,800	$0
Gain (loss) on derivative liability	$(3,140,087)	$(905,604)	$2,234,483
Net loss	$(5,627,234)	$(3,392,751)	$2,234,483
Net loss per share	$(0.30)	$(0.18)	$0.12

NOTE 11 – SUBSEQUENT EVENTS

In October 2010, the Company entered into a loan agreement with Peter Ullrich, a related party.  The principal amount of the Note is $1,200,000, with Mr. Ullrich having already advanced $705,000 to the Company.  The Note bears interest at a rate of 10% annually and will mature on December 1, 2011.  The Note is convertible into shares of the Company’s common stock at $1.00 per share and no principal or interest payments are due until maturity.

In October 2010, Peter Ullrich paid an installment payment of $150,000 on the Note.  The remaining balance of $145,000 on the Note will be paid by WS no later than November 30, 2010.

In conjunction with the new loan agreement, the Company issued a warrant to Peter Ullrich to purchase 6,969,231 shares of the Company’s common stock at $0.31 per share (the “Warrant”).  The Warrant has a term of five years.

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

Clean in Place.  In the third quarter of 2008 we installed our equipment to test a clean-in-place (CIP) application with an international beverage bottling company for use with cold beverages.  This test is complete and was a success. There were three stages of this trial that were conducted simultaneously: 1) Syrup tanks; 2) Bag in box; 3) Bottling. The purpose of the trial was to identify whether EAU’s non-toxic ambient temperature Empowered Waters could replace current 3-5 step CIP processes. In order to become an approved technology for this bottling company, EAU had to show good antimicrobial efficacy, water savings, and improved CIP efficiency. At this time, this installation does not generate any revenues.  With the positive results of all phases of the tests being completed for carbonated beverages in 2010, EAU began marketing our systems within the bottling company.  We are expanding our CIP capabilities and have plans to work with the bottling company on a hot fill application for pasteurized beverages.  In August 2010 we received our first purchase orders for the CIP application at a bottling plant.  EAU will continue to test other CIP applications to manage all beverage and food products as the technology is introduced.

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

Financial Position

The Company had $245,996 in cash as of September 30, 2010, compared to $181,481 at December 31, 2009.  The Company has received and recorded $329,630 in advance deposits from Water Science on machine orders at September 30, 2010.  This will be reduced as the Company delivers machines on order to Water Science, a related party.  Water Science, who has exclusive rights to sell our products in Central and South America, is also an affiliate of the Company, and by agreement may purchase machinery from us at cost plus 25 percent.  Long term debt decreased slightly from $6,512 at December 31, 2009 to $0 at September 30, 2010 as all our debt is now due within one year.  At September 30, 2010, our stockholders’ deficit was $4,065,171.

Results of Operations for the Three months ended September 30, 2010 and 2009

Revenues and Net Income

The Company had total revenues of $112,227 for the three months ended September 30, 2010, which represents a decrease from the $205,025 in total revenues for the same period one year earlier.  The majority of the revenues are from leasing revenues from our EW water systems in the dairy market.  We also recognized $41,667 and $50,000 in licensing revenues related to the exclusive license granted to Water Science, a related party during the period ended September 30, 2010 and 2009, respectively.

The Company had net losses of $470,778 from continuing operations for the three months ended September 30, 2010, or a loss of $0.02 per share, compared with a net loss from continuing operations of $2,307,792, or $0.12 per share for the same period in 2009.  For the three months ended September 30, 2010, the Company recognized a gain of $216,465 as compared to a loss of $1,431,438 for the three months ended September 30, 2009 on the derivative liability.  Prior to October 2010, the warrants included a “round down” provision that required the Company to account for the warrants as a derivative liability, with changes to the fair market value recorded in the income statement.  Excluding the gain on the derivative liability the Company would have had a net loss of $687,243, or $0.03 per share in 2010 as compared to a loss of $876,354, or $0.04 per share in 2009.  The change in the derivative liability is calculated using the binomial method to determine fair market value.  The current period results also include $112,054 in interest expense, compared to $81,049 in 2009.  This is due to interest expense related to the additional notes payable entered into in 2009 and 2010.

General and Administrative Expenses

The Company’s general and administrative expenses were lower as compared to the prior year.  Expenses totaled $596,832 during the three months ended September 30, 2010, compared to $855,379 during the three months ended September 30, 2009.  General and administrative expense for 2010 consists primarily of payroll and other compensation expense of $320,131, legal and professional fees of $49,995, expense related to granting and vesting of stock and options of $49,257 and insurance expense of $80,862.

Research and Development

Research and development expenses incurred during the three month period ended September 30, 2010 decreased $29,948, from $103,391 in 2009 to $73,443 in 2010.  While the Company will continue to conduct research to improve its products and their performance, it believes it has developed proven products that have commercial value in its targeted markets.

Results of Operations for the Nine months ended September 30, 2010 and 2009

Revenues and Net Income

The Company had total revenues of $414,260 for the nine months ended September 30, 2010, which represents a 27% decrease from the $563,650 in total revenues for the same period one year earlier.  The majority of the revenues are from leasing revenues from our EW water systems in the poultry and dairy market.  We also recognized $141,667 and $150,000 in licensing revenues related to the exclusive license granted to Water Science, a related party during the period ended September 30, 2010 and 2009, respectively.

Due to the change in fair market value of the derivative liability, the Company had net income of $3,152,416 from continuing operations for the nine months ended September 30, 2010, or a gain of $0.16 per share, compared with a net loss from continuing operations of $3,392,751, or $0.18 per share for the same period in 2009.  For the nine months ended September 30, 2010, the Company recognized a gain of $5,230,026 as compared to a loss of $905,604 for the nine months ended September 30, 2009.  The significant change in the value of the derivative was due to the expiration of approximately 5,100,000 warrants.  The warrants included a “down-round” provision that required the Company to account for the warrants as a derivative liability.  Excluding the gain on the derivative liability the Company would have had a net loss of $2,077,610, or $0.10 per share in 2010 as compared to a loss of $4,298,355, or $0.23 per share in 2009.  The current period results also include $313,307 in interest expense, compared to $268,851 in 2009.  This is due to interest expense related to the various notes payable entered into in 2009 and 2010.

General and Administrative Expenses

The Company’s general and administrative expenses decreased for the nine months ended September 30, 2010 as compared to the prior year.  Expenses totaled $1,928,751 during the nine months ended September 30, 2010, compared to $2,454,008 during the nine months ended September 30, 2009.  General and administrative expense for 2010 consists primarily of payroll and other compensation expense of $1,077,201, legal and professional fees of $173,537, expense related to granting and vesting of stock and options of $147,771 and insurance expense of $242,652.

Research and Development

Research and development expenses incurred during the nine month period ended September 30, 2010 decreased $60,245, from $220,396 in 2009 to $160,151 in 2010.  While the Company will continue to conduct research to improve its products and their performance, it believes it has developed proven products that have commercial value in its targeted markets.

Liquidity and Capital Resources

The Company had $245,996 in cash as of September 30, 2010, compared to $181,481 at December 31, 2009.  We had net income of $3,152,416 for the nine months ended September 30, 2010, compared with net losses of $3,392,751 for the nine months ended September 30, 2009.  The net income (loss) per share for the first nine months of 2010 and 2009 was $0.16 and $(0.18) per share, respectively.  The majority of the change is attributable to the recording of the derivative liability to fair market value as described above.

Net cash used in operating activities in the nine month period ended September 30, 2010 was $934,259, a 49% decrease, compared to $1,890,025 for the same period in 2009.  The majority of the change in cash used as compared to the prior period was the change in the fair market value of the derivative liability, the increase in advance deposits for machine orders, the closing of the escrow account and the increase in accrued interest.

At September 30, 2010, the Company’s net inventory was $1,855,809, representing a decrease of approximately $167,000, from the $2,022,462 on hand at December 31, 2009.  The Company is in multiple tests of our equipment and has included the machines in inventory until they are sold and begin producing revenues.

The Company also recognized a non-cash decrease in the derivative liability of $5,230,027, due to the expiration of 5,169,231 warrants and changes in the binomial value of the liability.

The Company only used $6,426 in cash flows from investing activities during the period ended September 30, 2010 as compared to $111,375 used in the same period in 2009.  The cash flows from investing activities consisted of expenditures related to intellectual property.

Cash flows from financing activities provided the Company $1,005,200 for the period ended September 30, 2010 compared with $1,644,613 provided the Company during the same period in 2009.  The Company received proceeds of $905,000 from the receipt of an advance on an issuance of a convertible note payable to a related party and received $100,000 from the sale of stock to a director during the nine months ended September 30, 2010.

We currently do not have sufficient funds to operate our business without additional funding.  Other than one more advance due under the note for $145,000 in November 2010, we do not have any written agreements in place for additional funding.  Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues.  Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months.  Our senior convertible notes payable with Water Science will become due in December 2011, which will require cash of $4,800,000, plus interest, in order to satisfy the debts, if the note is not converted into common stock.  We anticipate that we may need an additional $1,500,000 or more in future funding to execute our business plan over the next twelve months. Moreover, if we able to expand our sale of EW machines as anticipated, we may need significant additional working capital to fund that expansion.  We do not have arrangements in place to provide us with this funding or any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update became effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update did not have a material effect on the Company’s consolidated financial statements.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Reserved

Item 5. Other Information

In October 2010, the Company entered into a loan agreement with Peter Ullrich, a related party, which consolidates all the short term loans and advances made by Mr. Ullrich into one note.  The principal amount of the Note is $1,200,000.  As per the note, Mr. Ullrich made an additional installment payment of $150,000 in October 2010.  The remaining payment of $145,000 will be made no later than November 30, 2010.  The Note bears interest at a rate of 10% annually and will mature on December 1, 2011.  The Note is convertible into shares of the Company’s common stock at $1.00 per share and no principal or interest payments are due until maturity.

Also, in conjunction with the Note, the Company issued a warrant to Peter Ullrich to purchase 6,969,231 shares of the Company’s common stock at $0.31 per share (the “Warrant”).  The Warrant has a term of five years.

As part of this financing transaction, the parties agreed to amend an existing convertible note with Water Science to extend the maturity to December 2011 and to remove the anti-dilution provision.

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

3(i).3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2007)
3(ii).1	Amended and Bylaws (Incorporated by reference from registration statement on current report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007)
10.1	$1.2 Million Loan Agreement dated October 21, 2010, between the Company and Peter Ullrich.
10.2	Warrant agreement, dated October 21, 2010, between the Company and Peter Ullrich.
10.3	Third Amended and Restated Senior Secured Convertible Promissory Note dated October 21, 2010, between the Company and Water Science LLC.
10.4	Amended and Restated $600,000 Loan Agreement dated October 21, 2010, between the Company and Peter Ullrich.
31.1	Certification by Wade R. Bradley under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brian D. Heinhold under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Wade R. Bradley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Brian D. Heinhold pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2010

EAU TECHNOLOGIES, INC.

By:	/s/ Wade R. Bradley
Wade R. Bradley
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)