Form 10-K
period 2010-12-31
EAU TECHNOLOGIES, INC.
filed 2011-03-31
CIK 1170816

THE UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

Commission File Number: 000-51807

EAU TECHNOLOGIES, INC.
Delaware	(Name of Registrant in Our Charter)	87-0654478
(State of Incorporation )	2842 (Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.) Wade R. Bradley
1890 Cobb International Blvd		1890 Cobb International Blvd
Suite A		Suite A
Kennesaw, Georgia 30152		Kennesaw, Georgia 30152
(678) 388-9492		(678)-388-9492
(Address and telephone number of Principal Place of Business)		(Name, address and telephone number of agent for service)
Securities registered under Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

At March 30, 2011, 20,006,168 shares of the Registrant’s common stock, $0.0001 par value per share, were outstanding.  The aggregate market value of shares of common stock held by nonaffiliates as of June 30, 2010, was $3,223,612.

Documents Incorporated By Reference: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A “SAFE HARBOR” FOR FORWARD LOOKING STATEMENTS.  This Form 10-K contains statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words.  Forward-looking statements include statements about our expectations about reserves, patent protection, outsourcing, life spans of generators, losses, demand for our products, long-lived assets and internal controls.  Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements.  There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

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

PART I

ITEM 1.  BUSINESS

EAU TECHNOLOGIES, INC., previously known as Electric Aquagenics Unlimited, Inc. (referred to herein sometimes as “EAU,”  “we,” “us,” or the “Company”), is in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create non-toxic cleaning and disinfecting fluids for food safety applications as well as dairy drinking water. These fluids have various commercial applications and may be used in commercial food processing and agricultural products that clean, disinfect, remediate and hydrate. The processes for which these fluids may be used are referred to in this Report (the “Report”) as the “EW Technology.”  For example, we believe that our food and agricultural treatment products may be used to systemically treat various facets and phases of the food chain, from soil to animal feed to meat processing, by eliminating dangerous and unhealthy pathogens from the food chain with organically based and highly effective solutions. We make the claim that our products are “non-toxic”. We can do this because at the levels we employ our technology in commercial applications, as well as studies both internal and through third parties shows no toxicity.  At the levels employed, the fluids and products are environmentally safe and non-toxic and do not contain or leave harmful residues.  The electrolyzed water fluids created by the EW Technology (referred to herein sometimes as the “EW Fluids” or “Empowered WaterTM”) generated by our specialized equipment can be used in place of many of the traditional products used in commercial, industrial and residential disinfecting and cleaning.

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

We have identified the following industries for early stage sales and marketing focus: 1) clean in place (“CIP”) for food and beverage processing, 2) dairy production and processing, 3) meat and poultry processing and 4) agricultural grow-out and processing (“Primary Markets”).  As of the date of this Report, the Company was focused on these markets because we believe that for each of these markets we have a competitive advantage, the potential ability to attract a leading strategic industry partner, or we can provide an attractive value-added proposition.  To penetrate these markets, EAU is conducting trials and completing commercial installations that will lead to partnerships with enterprises that can assist in rolling the technology out on a large scale.

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

Products and Related Markets

EW Technology

We intend to lease or sell generators that create electrolyzed fluids that are produced on-site at commercial processing facilities.  As of the date of this Report, generators have been sold or leased on a commercial basis as well as continuing trials in multiple new commercial applications.

Clean in Place.  In 2008 we installed our equipment to test a clean-in-place (CIP) application with an international beverage bottling company for use with cold beverages.  This test is complete and was a success. There were three stages of this trial that were conducted simultaneously: 1) Syrup tanks; 2) Bag in box; 3) Bottling. The purpose of the trial was to identify whether EAU’s non-toxic ambient temperature Empowered Waters could replace current 3-5 step CIP processes. In order to become an approved technology for this bottling company, EAU had to show good antimicrobial efficacy, water savings, and improved CIP efficiency.

Results showed Empowered Water™ was able to improve current cleaning and sanitizing efficacy, minimizing the use of commercial chemicals while complying with microbiological integrity and sensory testing requirements. Testing also identified water and energy consumption savings as well as timesaving that can increase bottling production line availability.

In August 2010, the Company received its first purchase orders from the international beverage company.  EAU has installed its environmentally friendly Empowered Water™ CIP Systems at three of the company’s bottling plants as of the date of the Report.

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

We began receiving revenues of approximately $27,500 per month from this facility in February 2009.  Per the terms of the agreement, we were to help the plant achieve Category 1 compliance for post-chill microbial performance.  The plant completed a USDA test set October 2009 with the result that it met the Category 1 requirements for that test set.  The plant indicated that it was suspending the agreement as of November 23, 2009.  In February 2011, the Company filed a complaint in the Superior Court of Cobb County Georgia against Fieldale for breaching the agreement.  (See Item 3 below.)

Agriculture.  In 2006 we made initial sales to Water Science, LLC, a Florida limited liability company (“Water Science”) for the Latin American markets.  Water Science is a major shareholder of the Company and its managing member, Peter Ullrich, is a director of our company.  We have shipped a total of five P-1200s to Ecuador, Mexico, Columbia, Costa Rica and Holland for trials and Water Science internal use.  Water Science is utilizing the technology for its own flower and agricultural endeavors.  Further studies are being done as each country that has the Empowered Water™ technology ramps up for their own outside sales efforts.

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

Grocery Store Produce and Meat Departments - We are currently installed in three Whole Foods Market (WFM) stores in the South Region. These stores have been using the Empowered Water™ in three areas of the store: floral, fresh cut produce and leafy vegetable rinse area.   Empowered Water™ may also be used by grocery store meat departments as a cleaning agent and disinfectant on cutting surfaces where multiple products, such as beef, poultry and seafood are cut and packaged, and where cross contamination commonly occurs.  Using our electrolyzed fluids, a store’s processing machinery and floor surfaces can be cleaned and sanitized without the use of toxic chemicals.

Markets and Distribution

We presently market our existing products in our identified market channels (food and beverage processing clean in place (“CIP”), dairy production and processing, meat and poultry processing, and agriculture markets).  Future plans include enhancing our current products, and introducing new products and features to meet changing customer requirements and evolving industry standards, as opportunities arise and are fiscally reasonable.

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

Our solutions provide an ecologically safe alternative to toxic cleaning chemicals and pesticides. We have identified a large number of potential markets for our products within specific industry channels, but will focus initially on developing and marketing in the dairy production and processing, meat and poultry processing, clean in place (CIP) applications initially in liquid food and beverage processing and agricultural grow-out industries.

The safe food, sanitizing, disinfecting, agricultural and cleaning industries are currently using products and methodologies that have increasingly expensive environmental and social consequences as compared to our EW Fluids.  We believe that our products provide an attractive alternative to the chemicals and other toxic substances and technologies currently being used.

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

Production and Distribution

We have established relationships with independent manufacturing facilities to assure that we are able to meet any dramatic increase in demand for our products. Using components supplied by reliable third parties, we believe that our generator technology is not exposed to any problems related to using a single source supplier.  EAU markets the high volume equipment developed primarily for installation in food and beverage processing facilities, on dairies, in poultry, beef and produce processing facilities and in other high use areas.

            Our current product line consists of several different commercial generators varying in volume capacity and active ingredient concentrations. The volume and concentration levels vary widely by industry and application.  Commercial generators have an expected lifespan of approximately five to seven years.  This may lead to recurring sales, creating additional and ongoing revenues.

We assemble and distribute our Empowered Water™ generators from our company facility in Kennesaw, Georgia.  However, in the future, as generator sales volume increases and our electrolyzed fluid product lines are launched, we intend to partner with industry leaders with established distribution channels to assist with the marketing of our products.

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

Governmental Regulation

Because many of our products are sanitizing products and have applications related to the food industry, existing governmental regulations have a large potential effect on our new products.  We frequently will be required to obtain approval or favorable designations from governmental agencies, such as the FDA, USDA, FSIS, EPA, and others, in order to bring new products to market.  We believe that our current applications for electrolyzed water products are subject to specific sections in the United States Code of Federal Regulations, which contain regulations created by the aforementioned government agencies.  In addition, commercial laboratories such as National American Medical Science Association (NAMSA) have performed several toxicity tests. At the concentrations analyzed, the electrolyzed water solutions show no toxicity.  Further approvals will be required when we advance our products into the medical and certain health care industries.  These approvals can be costly and time consuming.  We intend to approach each sector based on market demand and capital availability.

The active ingredient in our Primacide A and C fluid is electrolytically generated hypochlorous acid.  This, in addition to the positive oxidation-reduction potential and a low pH makes Primacide A and C effective disinfectants.   We have established that our particular method of creating hypochlorous acid at the level we employ through the electrolysis process is safe for indirect food contact and food contact surfaces based on scientific data, trials and commercial installations.

The active ingredient in our Primacide B is electrolytically generated sodium hydroxide.  This, in addition to the negative oxidative-reduction potential and a high pH, makes Primacide B a very effective emulsifier or cleaner.  We have established that our particular method of creating sodium hydroxide through electrolysis is GRAS (generally regarded as safe) for most surfaces.

The EPA indicated that even though our generator is exempt from an antimicrobial type registration, we are required to register with the EPA annually as a disinfectant device manufacturer.  We utilize our internal regulatory specialists as well as outside consultants to ensure this process is completed properly and competently.

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

Our research and development expenditures totaled approximately $229,000 for the year ended December 31, 2010, and $448,000 in 2009.

Employees

As of December 31, 2010 we had 9 full-time employees and 2 consultants.  As our business grows, we anticipate that we will need to employ additional project managers, field technicians, salaried clerical staff and sales personnel.  We believe that our relationships with our employees are good.

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

We have received a report from our independent auditors on our financial statements for fiscal years ended December 31, 2010 and 2009. The footnotes to our financial statements list factors, including recurring losses since incorporation, which raise substantial doubt about our ability to continue as a going concern.

We will need substantial additional funds that we may not be able to acquire.

We do not receive sufficient revenues to fund all of our operational needs.  The majority of our funding has come from shareholders.  We currently have sufficient funds to operate our business until the second quarter of 2011.  We do not have any agreements in place for additional funding.  We may not have enough funding for operations to fund our business until it is developed enough to bring the business plan to maturity.  Our cash requirements may vary materially from those now planned as a result of marketing efforts, relationships with suppliers, changes in the direction of our business strategy, and/or competitive and technical advances for electrolyzed water as a sanitizer. We may not be able to continue to improve or develop successful electrolyzed water products. In addition, it may be more costly than we have anticipated developing new products. We may incur costs that are necessary to comply with governmental requirements. For example, we may be required to obtain approval from the U.S. Food and Drug Administration for our current or planned products. We may require substantial additional funding for our operating expenses and for marketing and sales programs. We may not be able to obtain adequate funds for these purposes when we need them or on acceptable terms.

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

Management has determined that the Company may owe taxes with respect to certain stock options and warrants granted for services provided to the Company.  This tax liability arose because the Company failed to satisfy withholding tax obligations when options were exercised and to timely amend certain options to comply with the applicable requirements of Section 409A of the Code during fiscal year 2005 and the first six months of 2006.  Management has reviewed all options and warrants with professional tax advisors to determine the proper treatment.  Based on the present estimate of this tax liability, the Company has accrued a liability in its financial statements of $82,000 for these taxes.  The Company’s estimate assumes that a significant discount may be utilized in determining the fair market value of the Company’s stock for purposes of calculating the applicable employment taxes owed by the Company based on factors such as lack of marketability or restrictions on trading.  If this position were challenged successfully by the Internal Revenue Service, the Company’s actual tax liability may be greater.  The Company has estimated its maximum potential tax liability attributable to the options could be approximately $184,000.

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

Competition in the chemical based disinfecting and surface cleaning products market is intense, and we expect competition to increase. Companies such as Ecolab, Johnson Diversey, SC Johnson, The Clorox Company, Dow, and Procter & Gamble dominate the market. It is possible that large companies that sell chemical based disinfecting and surface cleaning products could develop sanitizers composed of electrolyzed fluids as the key ingredient. Due to these potential competitors' extreme size and financial health, they could use their substantial market share and name recognition, and easy access to marketing outlets and capital markets to compete with us. These companies have substantially greater financial, creative and marketing resources, and proven histories, and may decide to enter and effectively compete in the electrolyzed fluid market, which could adversely affect our business.

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

Given the relatively minimal public float and trading activity in the Company's securities, there is little likelihood of any active and liquid public trading market developing for its shares. If such a market does develop, the price of the shares may be volatile. Since the shares do not qualify to trade on any national securities exchange, if they do actually trade, the only available market will continue to be through the OTC Bulletin Board or in the OTC Markets. It is possible that no active public market with significant liquidity will ever develop. Thus, investors run the risk that investors may never be able to sell their shares.

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

There has been a very limited market for the Company's common stock. Accordingly, although quotations for the Company's common stock have been, and continue to be, published on the OTC Bulletin Board or the OTC Markets.  These quotations, in light of the Company's operating history, continuing losses and financial condition, are not necessarily indicative of the value of the Company. Such quotations are inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Our stock is currently listed on the OTCQB™ market which may have an unfavorable impact on our stock price and liquidity.

The OTCQB market is a significantly more limited market in comparison to other larger trading markets such as the NASDAQ Stock Market. The quotation of our shares on the OTCQB results in a relatively illiquid market available for existing and potential shareholders to trade shares of our common stock, which could ultimately depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

On February 11, 2011, the Company filed a Verified Complaint for Damages (“Complaint”) in the Superior Court of Cobb County State of Georgia against Fieldale Farms Corporation (“Fieldale”).  The lawsuit seeks approximately $1,100,000 plus interest, which is the amount due under the agreement and an additional amount not less than $100,000 for the costs of EAU’s replacement of Fieldale equipment.  Pursuant to the agreement the Company leased and installed certain equipment to Fieldale.  In exchange, Fieldale agreed to pay the Company a monthly rental fee for a guaranteed term of four (4) years.  Although the Company and the Company’s technology performed in accordance with the agreement, Fieldale Farms cancelled the agreement in the fourth quarter of 2009.  While we are unable at this time to estimate the likelihood of a favorable outcome in this matter, we intend to prosecute vigorously our claims against Fieldale.  In March 2011, the Company received an Answer and Counterclaim, wherein Fieldale alleges that the Company caused damage to other equipment and property of Fieldale and seeks to recover its actual damages estimated at $400,000.  The Company disputes the claim and will vigorously defend against the claim.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Beginning in 2010, our common stock began being quoted on the OTC Markets under the symbol EAUI.QB.  Previously our common stock was quoted on the OTC Bulletin Board under the symbol EAUI.OB.  Prior to the completion of our name change from Electric Aquagenics Unlimited, Inc. to EAU Technologies, Inc., on January 17, 2007, our common stock was quoted under the symbol EAQU.OB.  We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

In October, 2010, the Company entered into a loan agreement with Peter Ullrich, a related party.  The principal amount of the Note is $1,200,000 (“Note”), with Mr. Ullrich having already advanced $905,000 to the Company prior to September 30, 2010.  The remaining balance of $295,000 on the Note was paid by Water Science, a related party, in two installments, with $145,000 paid on October 25, 2010 and $150,000 paid on November 29, 2010.  The Note bears interest at a rate of 10% annually and will mature on December 1, 2011.  The Note is convertible into shares of the Company’s common stock at $1.00 per share and no principal or interest payments are due until maturity.

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

	EAU Technologies, Inc. Common Stock
	High	Low
Year Ended December 31, 2010
Quarter Ended March 31, 2010	$0.71	$0.17
Quarter Ended June 30, 2010	0.41	0.21
Quarter Ended September 30, 2010	0.42	0.15
Quarter Ended December 31, 2010	0.40	0.17

	EAU Technologies, Inc. Common Stock
	High	Low
Year Ended December 31, 2009
Quarter Ended March 31, 2009	$0.65	$0.13
Quarter Ended June 30, 2009	0.40	0.18
Quarter Ended September 30, 2009	0.39	0.20
Quarter Ended December 31, 2009	1.01	0.23

As the foregoing are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

As of December 31, 2010, the Company had approximately 400 record holders of common stock.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EAU TECHNOLOGIES, INC., previously known as Electric Aquagenics Unlimited, Inc. (referred to herein sometimes as “EAU,”  “we,” “us,” or the “Company”), is in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create non-toxic cleaning and disinfecting fluids for food safety applications as well as dairy drinking water. These fluids have various commercial applications and may be used in commercial food processing and agricultural products that clean, disinfect, remediate and hydrate. The processes for which these fluids may be used are referred to in this Report (the “Report”) as the “EW Technology.”  For example, we believe that our food and agricultural treatment products may be used to systemically treat various facets and phases of the food chain, from soil to animal feed to meat processing, by eliminating dangerous and unhealthy pathogens from the food chain with organically based and highly effective solutions. We make the claim that our products are “non-toxic”. We can do this because at the levels we employ our technology in commercial applications, as well as studies both internal and through third parties shows no toxicity.  At the levels employed, the fluids and products are environmentally safe and non-toxic and do not contain or leave harmful residues.  The electrolyzed water fluids created by the EW Technology (referred to herein sometimes as the “EW Fluids” or “Empowered WaterTM”) generated by our specialized equipment can be used in place of many of the traditional products used in commercial, industrial and residential disinfecting and cleaning.

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

We have identified the following industries for early stage sales and marketing focus: 1) clean in place (“CIP”) for food and beverage processing, 2) dairy production and processing, 3) meat and poultry processing and 4) agricultural grow-out and processing (“Primary Markets”).  As of the date of this Report, the Company was focused on these markets because we believe that for each of these markets we have a competitive advantage, the potential ability to attract a leading strategic industry partner, or we can provide an attractive value-added proposition.  To penetrate these markets, EAU is conducting trials and completing commercial installations that will lead to partnerships with enterprises who can assist in rolling the technology out on a large scale.

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

Inventory. Inventory consists primarily of finished goods, is stated at the lower of cost or market; cost is determined on first-in, first-out (FIFO) method.  Inventory items are reviewed for potential impairment and obsolescence and any adjustments are made as needed.

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

Commitments and Contingencies

In December 2010, the Company entered into a Second Amended and Restated License Agreement with Zerorez Franchising Systems, Inc. (“Zerorez”).  The agreement amended the previous agreements with Zerorez by expanding the license granted to Zerorez by allowing Zerorez to acquire and use commercial Electrolyzed Water Generators in connection with their performance of franchise services other than the Primacide Generators manufactured or sold by the Company.  The term of the agreement is for five (5) years.  In exchange for the expanded license agreement, Zerorez paid to the Company cash consideration of $100,000.  Further, Zerorez released the Company from any liability in connection with the promissory note obligations with Zerorez and a disputed lease deposit.  Zerorez also agreed to pay to the Company the sum of $7,500 per calendar quarter, commencing with the first payment on October 1, 2011 and continuing on the first day of each calendar quarter thereafter for a period of five (5) years.  In addition to the expanded license agreement the Company released and discharges Zerorez from any liability in connection with the EAU accounts receivable due from Zerorez Franchisees as of December 30, 2010.

On May 1, 2006, we entered into a consulting agreement with JL Montgomery Consulting, LLC, a Florida limited liability company.  By the terms of this agreement, JL Montgomery Consulting agreed to assist the Company in locating and structuring equity and long-term debt financing; to help establish financial policies and procedures; to offer strategic financial assistance; to provide strategic business planning; to offer financial advice to the Company and its Board of Directors on financial matters; and to introduce the Company to third parties, including independent companies, governmental contacts, and/or third party individuals interested in purchasing our products or forming a business relationship with us. As compensation, we granted to JL Montgomery Consulting a five-year, fully vested warrant to purchase up to 500,000 of our $.0001 common stock at the price of $2.76 per share.  In October 2007, these warrants were extended an additional 5 years.  In September 2010, the exercise price of the warrant was adjusted to $0.31 per share.

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

Financial Position

The Company had $178,992 in cash as of December 31, 2010, compared to $181,481 at December 31, 2009.  Our working capital deficit as of December 31, 2010 was $4,857,477 compared to a deficit of $3,261,810 at December 31, 2009. The primary reason for the change in our working capital deficit for the year ended December 31, 2010, was due to the increased net value of the senior convertible note and our reduced inventory values.  The Company has received and recorded approximately $330,000 in advance deposits from Water Science on machine orders at December 31, 2010.  We expect this will be reduced as the Company delivers machines on order to Water Science, a related party.  Water Science, who has exclusive rights to sell our products in South America and Mexico, is also an affiliate of the Company, by agreement may purchase machinery from us at cost plus 25 percent.  Long term debt decreased to $0 at December 31, 2010 from $6,512 at December 31, 2009.  At December 31, 2010 our stockholders’ deficit was $4,082,276.

Summary of select balance sheet information follows:

	December 31, 2010	December 31, 2009
Balance Sheet Data:
Cash	$178,992	$181,481
Total Current Assets	2,061,158	2,298,605
Total Assets	2,836,359	3,407,770
Total Current Liabilities	6,918,635	5,560,415
Long Term Debt	0	6,512
Derivative Liability	0	5,333,401
Total liabilities and stockholders’ equity	$2,836,359	$3,407,770

Results Of Operations For The Year Ended December 31, 2010 As Compared To The Year Ended December 31, 2009

Revenues and Net Loss - Net revenues for the year ended December 31, 2010, decreased by $26,955, to $697,555, of which $166,521 are revenues from a related party, compared to revenues of $724,510 for the year ended December 31, 2009. The majority of the revenues are from leasing revenues from our EW water systems in the poultry and dairy market.  We also recognized $141,667 in licensing revenues related to the exclusive license granted to Water Science, a related party.  Beginning in 2011 we expect to recognize a limited amount of revenue from the beverage company clean-in-place operations.

Our cost of sales increased by $177,462, to $320,510, for the year ended December 31, 2010. This is a 124% increase over the $143,048 cost of sales during the year ended December 31, 2009. This increase is attributable to the sales of some of our older on hand inventory at a loss.

For the year ended December 31, 2010, the Company had net income of $2,352,988, compared to a loss of $2,157,078 for the year ended December 31, 2009. The change from a net loss to net income is directly attributable to the elimination of the derivative liability.  The Company recorded a gain of $5,333,401 on the change in the fair value of the derivative liability at December 31, 2010.  Excluding the gain on the derivative liability the Company would have recognized a loss of $2,980,413.

General and Administrative Expense – The Company incurred total general and administrative expenses of $2,539,134, a 13% decrease over the $2,903,769 incurred in 2009.  General and administrative expenses for 2010 consist primarily of payroll and labor expense of $1,270,000, expenses related to stock options and warrants of $189,000, professional fees of $327,000, insurance expense of $323,000, and travel related expenses of $105,000.

During the year ended December 31, 2010, we expended approximately $327,000 in professional fees, which include legal and consulting fees. This was a decrease of $145,000 or 28%, from the $512,000 spent in 2009. This decrease is primarily due to the Company’s efforts to reduce costs and better utilize its own resources.

Research and Development - Our research and development expenses for the year ended December 31, 2010, were $229,245, a decrease of $218,392, or 48%, as compared to $447,637 for the year ended December 31, 2009.

Interest Expense - Our interest expense increased from $358,415 in 2009 to $573,619 in 2010.  During the year ended December 31, 2010, the Company raised money through the issuance of a convertible note payable.  The majority of the change in interest expense is related to the increased debts on the books as well as the debt discount that was recorded and amortized during the period on the new note.  This required accounting treatment resulted in our recognizing $134,000 and $77,000 in interest expense for the years ended December 31, 2010 and 2009, respectively.

Summary of select income statement information follows:

	Year Ended
	December 31,
	2010	2009	Better (Worse)	Percent Change

Revenue, net	$697,555	$724,510	$(26,955)	4%
Gross profit	377,045	581,462	(204,417)	35%
Net income (loss)	2,352,988	(2,157,078)	4,510,066	209%
Income (loss) per share	0.12	(0.11)	0.23	209%

Liquidity And Capital Resources

We do not receive sufficient revenues to fund all of our operational needs.  The majority of our funding has come from shareholders.  We currently have sufficient funds to operate our business until the second quarter of 2011.  We do not have any agreements in place for additional funding.  We may not have enough funding for operations to fund our business until it is developed enough to bring the business plan to maturity.  Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues.  Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months.  Our two convertible notes payable with Water Science, which will become due in December 2011, will require cash of $4,850,000, plus interest, in order to satisfy the debt, if the note is not converted into common stock.  We anticipate that we may need up to an additional $1,500,000 or more in future funding to execute our business plan over the next twelve months. Moreover, if we able to expand our sale of EW machines as anticipated, we may need significant additional working capital to fund that expansion.  We do not have arrangements in place to provide us with this funding or any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.

At December 31, 2010, we had cash of $178,992, compared to $181,481 at December 31, 2009.  We had net income of $2,352,988 for the year ended December 31, 2010 compared with a net loss of $2,157,078 for the year ended December 31, 2009.  The net income per share for the year ended 2010 was $0.12 compared to a loss of $0.11 per share for the same period in 2009.

Net cash used in operating activities for the year ended December 31, 2010 was $1,316,703, a 45% decrease, compared to $2,375,816 for the same period in 2009.  The primary changes to the cash flow from operating activities was an increase in the advance deposits on machine orders of $446,606, a decrease in inventory of $214,378, an increase in accrued interest of $405,730, the recognition of deferred revenue of $141,667 and an increase in accounts payable of $131,406.

The operating outflow of cash was reduced by the Company recognizing the expense of the vesting of warrants and stock options of $189,094.  The Company recognized a non-cash increase from the discounting of the Company’s note payable to Water Science, LLC of $134,199.  (See Note 11 to the Company’s financial statements.)  Further, the Company recognized a non-cash decrease in the derivative liability of $5,333,401, due to changes in the binomial valuation of the liability.

At December 31, 2010, the Company’s net inventory was $1,808,084, representing a decrease of 11% from the $2,022,462 on hand at December 31, 2009.

Net cash provided in investing activities during the period ended December 31, 2010 was $21,358 as compared to cash provided of $18,072 in the same period in 2009.  During 2010, the cash flows consisted of expenditures for patent work.

Cash flows from financing activities provided the Company $1,292,856 and $2,044,613 for the years ended December 31, 2010 and 2009, respectively.  This is primarily a result of the Company’s continued sales of its common stock and issuance of a note payable to fund operations.  During the years ended 2010 and 2009, the Company raised $100,200 and $1,450,000 from the sale of stock, respectively.  The Company also received $1,250,000 and $600,000 from the issuance of notes payable during 2010 and 2009.  This amount was offset by payments made on notes payable in the amount of $57,344 and $5,387 in 2010 and 2009, respectively.

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

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control – Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurance based on those criteria.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s operations.

The Company has taken the steps discussed below under “Changes to Internal Control Over Financial Reporting.”

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation requirements by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

ITEM 9B.  OTHER INFORMATION

In January, February and March, 2011, the Company obtained unsecured short term loans of $150,000, $150,000 and $115,000, respectively, from Peter Ullrich a member of the Board of Directors of the Company.  The final agreements to document the loan have not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock at an exercise price of $1.00 per share.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND COPORATE GOVERNANCE

Directors and Executive Officers

           The following table sets forth the names, age, and position of each of our directors and executive officers.

Name and Address	Age	Position and Office Held
Wade R. Bradley	50	Chief Executive Officer; Director
1890 Cobb International Blvd.
Kennesaw, GA 30152

Brian D. Heinhold	38	Chief Financial Officer
1890 Cobb International Blvd.
Kennesaw, GA 30152

Doug Kindred	56	Executive Vice President and Chief
1890 Cobb International Blvd.		Technology Officer
Kennesaw, GA 30152

Joseph A. Stapley	42	Senior Vice President of Investor
1890 Cobb International Blvd.		Relations and Business Development
Kennesaw, GA 30152

William J. Warwick	75	Director
1063 Ocean Ridge Drive
Wilmington, North Carolina 28405

Peter Ullrich	68	Director
1800 NW 89th Place
Miami, FL 33172

Theodore C. Jacoby, Jr.	70	Director
1716 Hidden Creek Ct.
St. Louis, MO 63131

J. Leo Montgomery	70	Non-executive Chairman of the
1890 Cobb International Blvd.		Board; Director
Kennesaw, GA 30152

Karl G. Hellman	64	Director
1776 Chadds Lake Drive
Marietta, GA 30068

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

Wade Bradley is the Company’s Chief Executive Officer and a board member.  Before joining EAU Mr. Bradley served as President of the Retail and Wholesale Group from November 2005 to November 2006, and as Vice President of the Consumer Products Group from June 2000 to November 2005, of Oil-Dri Corporation of America (NYSE:ODC). He worked at various other positions with Oil-Dri from 1990 to 2000.  Mr. Bradley began his career at the public accounting firm of Arthur Young & Company in their Entrepreneurial Services Group. He then worked as the Executive Director of a Non-Profit organization that assisted disadvantaged youths in furthering their education. Mr. Bradley received his Bachelor of Science in Accountancy from University of Illinois. He then received his Masters of Business Administration from Harvard Business School.

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

Committees

The Board of Directors maintains standing Audit and Compensation Committees.

Audit Committee. The Audit Committee, which consists of Theodore C. Jacoby, Jr., J. Leo Montgomery and William J. Warwick, serves as an independent and objective party to, among other things, review the Company’s financial statements and annual report, review and appraise the audit efforts of the Company’s auditors and pre-approve permissible services to be performed for the Company by its auditors, and is responsible for the appointment, compensation and oversight of the work of the independent public accountants which audit the Company’s financial statements. The primary function of the Audit Committee involves oversight functions to support the quality and integrity of the Company’s accounting and financial reporting processes generally. It should be noted, however, that the members of the Committee are not necessarily experts in the fields of auditing and accounting and do not provide special assurances on such matters. The Audit Committee met five times during 2010. The Board of Directors has determined that J. Leo Montgomery is an “audit committee financial expert” as that term is defined by applicable rules of the Securities and Exchange Commission. The report of the Audit Committee appears below in this Proxy Statement. A copy of the Audit Committee’s charter is included on the Company’s website at www.eau-x.com.

Compensation Committee. The Compensation Committee, consisting of Karl Hellman, Theodore C. Jacoby, Jr. and William J. Warwick, sets the compensation of executive officers and administers the Company’s incentive plans, including the Company’s stock option plans. The Compensation Committee met twice during 2010. The Compensation Committee has adopted a written charter, a copy of which is available on the Company’s website at www.eau-x.com. As set forth in the Compensation Committee charter, the Committee:
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

Meetings and Attendance. The Board of Directors held 6 meetings during 2010. Each incumbent director attended at least 75 percent of the aggregate of the meetings of the Board of Directors and of the committees of which he was a member. The Company strongly encourages each Board member to attend the Company’s annual meeting of stockholders.

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

Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2010 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were completed except that each of Messrs. Bradley, Heinhold, Montgomery, Kindred and Stapley filed one late Form 4 to report an option amendment.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Wade R. Bradley	2010	240,000	0.00	0.00	1,107	(2)	0.00	0.00	6,000	(1)	247,107
Chief Executive Officer	2009	240,000	0.00	0.00	0.00		0.00	0.00	6,000	(1)	246,000

Doug Kindred	2010	176,985	0.00	0.00	1,30 4	(2)	0.00	0.00	6,000	(1)	184,289
Chief Technology Officer	2009	176,985	0.00	0.00	0.00		0.00	0.00	6,000	(1)	182,985

Joe Stapley	2010	126,667	0.00	0.00	475	(2)	0.00	0.00	0.00		127,142
Senior Vice President, Investor Relations	2009	136,000	0.00	0.00	0.00		0.00	0.00	0.00		136,000

(1)	Other compensation consists of car allowances.
(2)	In September 2010, the Company’s Board of Directors amended certain stock options to reduce the exercise price to $0.31 per share.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding stock options and restricted stock held by the Company's Named Executive Officers at December 31, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Wade R. Bradley,	500,000		0.31	11/6/2016
Chief Executive Officer
Doug Kindred,	20,000		0.31	5/27/2015
Chief Technology	25,000		0.31	6/1/2015
Officer	397,500	132,500	0.31	11/8/2017
Joseph Stapley,	25,000		0.31	5/27/2015
Senior Vice President,	25,000		0.31	6/1/2015
Investor Relations	119,423	39,807	0.31	12/6/2017

Employment Agreements

As of December 31, 2010, 2 executives had current employment agreements.

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

The exercise price per option is $1.30.  The terms and conditions of the options are included in a separate option grant agreement substantially in the form attached in an 8-K the Company filed with the SEC dated November 8, 2007.  The exercise price per option was adjusted to $0.31 by the Company in September 2010.

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

The exercise price per option shall be equal to the closing sale price of the Company’s common stock on October 24, 2006. The number of shares subject to the options will be equitably adjusted in the event of any stock split, stock dividend, reverse stock split or other similar event. The terms and conditions of the options are included in a separate option grant agreement substantially in the form attached in an 8-K the Company filed with the SEC dated October 30, 2006 as Exhibit 10.2.  The exercise price per option was adjusted to $0.31 by the Company in September 2010.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information about the beneficial ownership of our common stock as of March 26, 2011 by:

•	each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. The percentage of beneficial ownership is based on 20,006,168 shares of common stock outstanding as of March 26, 2011.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
Peter F. Ullrich (1) 1800 NW 89th Place Miami, FL 33172	22,965,770	71.5%

Water Science, LLC. (1) 1800 NW 89th Place Miami, FL 33172	10,330,770	44.9%

Wade R. Bradley (2) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	500,000	2.4%

Joseph A. Stapley (3) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	267,673	1.3%

Doug Kindred (4) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	570,750	2.8%

William J. Warwick 1063 Ocean Ridge Drive Wilmington, North Carolina 28405	203,077	1.0%

Theodore C. Jacoby, Jr. 1716 Hidden Creek Ct. St. Louis, MO 63131	303,077	1.5%

Karl Hellman 555 Northpoint Center East, 4th Floor Alpharetta, GA 30022	53,077	*

J. Leo Montgomery (5) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	597,377	2.9%

All current directors and executive officers as a group (11 persons)	25,501,651	75.5%

* Less than 1%
(1)
Mr. Ullrich is the managing member of Water Science, LLC.  Mr. Ullrich beneficially owns 3,515,769 shares and indirectly through Water Science beneficially owns 7,330,770 shares, warrants to purchase 6,969,231 shares at an exercise price of $0.31 per share and a convertible note currently convertible into 5,150,000 shares.  $3,000,000 of the convertible notes are held by Water Science, LLC.

(2)	Mr. Bradley holds options to purchase a total of 500,000 shares at an exercise price of $0.31 per share; all options are currently exercisable or exercisable within 60 days of the date of this report.
(3)
Mr. Stapley beneficially owns 98,250 shares and holds options to purchase a total of 209,230 shares at an exercise price of $0.31 per share.  Options to purchase 169,423 shares are currently exercisable or exercisable within 60 days of the date of this report.

(4)
Mr. Kindred beneficially owns 128,250 shares and holds options to purchase a total of 575,000 shares at exercise prices of $0.31 per share.  Options to purchase 442,500 shares are currently exercisable or exercisable within 60 days of the date of this report.

(5)	Mr. Montgomery beneficially owns 97,377 shares and beneficially holds warrants to purchase up to 500,000 shares at an exercise price of $0.31 per share held by JL Montgomery Consulting, LLC.

Securities Authorized for Issuance Under Equity Compensation Plans
EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2010
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	536,760	$0.31	1,805,740
Equity compensation plans not approved by security holders*	8,649,231	$0.32	N/A
Total	9,185,991	$0.32	N/A

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following are certain transactions during the year ended December 31, 2010, involving our officers, directors and shareholders owning more than 10% of our outstanding stock.  We believe that the terms of these transactions are at least as favorable to us as we would expect to negotiate with unrelated third parties.

In October 2010, the Company entered into an amendment of certain terms of the Company’s $3,000,000 Second Amended and Restated Senior Secured Convertible Promissory Note dated October 6, 2008 (the “Promissory Note”) with Water Science and the Company’s $600,000 Loan Agreement dated August 27, 2009 (the “Loan Agreement”) with Peter Ullrich.  The Promissory Note and the Loan Agreement will be amended to (1) extend the maturity dates of each to coincide with the maturity date of the Note, as described in the preceding paragraph, (2) delete the anti-dilution protection for subsequent equity offerings contained in the Promissory Note and the Loan Agreement, and (3) terminate the registration rights agreement contained in both agreements.

In October, 2010, the Company entered into a loan agreement with Peter Ullrich, a related party, which consolidates all advances and loans, other than the two convertible promissory notes, into one note.  The principal amount of the Note is $1,200,000 (“Note”).  The Note bears interest at a rate of 10% annually and will mature on December 1, 2011.  The Note is convertible into shares of the Company’s common stock at $1.00 per share and no principal or interest payments are due until maturity.

Also, in conjunction with the Note, the Company issued a warrant to Peter Ullrich to purchase 6,969,231 shares of the Company’s common stock at $0.31 per share (the “Warrant”).  The Warrant has a term of five years.

In September, 2010, the Board approved the amendment of all outstanding options for all current officers, directors and employees of the Company so that the new exercise price for each such option is $0.31 per share, effective immediately.  The new exercise price is based on a recent valuation of the Company.  The following officers were included in the adjustment.  Mr. Bradley had an option agreement for 500,000 shares reduced from $1.30 per share to $0.31.  Mr. Kindred had an option agreement for 20,000 shares at $3.50 per share, an option agreement for 25,000 shares at $2.45 per share and an option agreement for 530,000 shares at $1.30 per share reduced.  Mr. Heinhold had an option for 40,000 shares at $1.30 per share amended to $0.31 per share.  Mr. Stapley had options for 25,000 shares at $3.50 per shares, 25,000 shares at $2.45 per share and 159,230 shares at $1.30 amended to $0.31.

In March 2010, Theodore Jacoby, a director of the Company, purchased 100,000 shares of common stock of the Company for $100,000 at a price of $1.00 per share.

The Company has a consulting agreement with JL Montgomery Consulting, LLC, a consulting practice owned by Mr. J. Leo Montgomery, who is the non-executive Chairman of the Board. Under the agreement, in April 2006 Mr. Montgomery received a warrant to purchase 500,000 shares of common stock at $2.76 per share, to expire at the end of five years. (The agreement is described more fully in the Company’s March 31, 2006 Quarterly Report on Form 10-QSB and attached to the Form 10-QSB as exhibit 10.13. The consulting agreement and its description are incorporated herein by this reference.) In October 2007, the warrant was amended to expire in ten rather than five years.  In September 2010, the exercise price of the warrant was reduced to $0.31 per share.  This agreement also provides for consulting fees in a monthly amount to be negotiated after the Company achieves two consecutive quarters of positive EBITDA. As the Company has not achieved this milestone, no fees have been payable to date.

Director Independence

The Board of Directors has determined in accordance with the listing standards of The NASDAQ Stock Market that each of the following directors is an independent director: Mr. Hellman, Mr. Jacoby and Mr. Warwick. To be an independent director under those listing standards, a director must have no relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and must have no relationships which are specified in the independence standards to preclude an independence determination. Mr. Bradley is not independent because he is an executive officer. Mr. Ullrich is not independent due to the level of beneficial ownership of common stock of the Company.  Mr. Hellman received consulting fees in the amount of approximately $11,500 during 2009.  Due to the nature and amount of these fees, Mr. Hellman is not disqualified from independence under the NASDAQ listing standards.  In making the foregoing determination, the Board considered all relationships between members of the Board of Directors and the Company, including the relationships described at “Certain Relationships and Related Transactions.”

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

HJ & Associates, LLC
	2010	2009
Audit Fees	$55,750	$59,337

AUDIT-RELATED FEES

HJ did not bill us for any “audit-related fees” (as defined in Regulation S-X) in connection with its audit of our financial statements for the fiscal years ended December 31, 2010 or December 31, 2009.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2010 and December 31, 2009, HJ & Associates did not bill us for, nor performed, any financial information systems design or implementation.

TAX FEES

HJ & Associates did not bill us for any professional services rendered for tax related services for the fiscal years ended December 31, 2010 or 2009. Tax services provided by other firms are not included in this disclosure.

ALL OTHER FEES

We were not billed any fees for other professional services by HJ & Associates, LLC for the fiscal years ended December 31, 2010 and December 31, 2009, respectively.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2010 by HJ & Associates, LLC is compatible with maintaining HJ & Associates, LLC independence.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are incorporated by reference in Item 8 of this Report:

Independent Auditors’ Report
Balance Sheet, December 31, 2010 and 2009
Statements of Operations for years ended December 31, 2010 and 2009
Statements of Changes of Stockholder Equity for years ended December, 2010 and 2009
Statements of Cash Flow for year ended December, 2010 and 2009
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

10.39
$1.2 Million Loan Agreement dated October 21, 2010, between the Company and Peter Ullrich. (Incorporated by reference to Ex. 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 15, 2010)

10.40
Warrant agreement, dated October 21, 2010, between the Company and Peter Ullrich. (Incorporated by reference to Ex. 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 15, 2010)

10.41
Third Amended and Restated Senior Secured Convertible Promissory Note dated October 21, 2010, between the Company and Water Science LLC. (Incorporated by reference to Ex. 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 15, 2010)

10.42
Amended and Restated $600,000 Loan Agreement dated October 21, 2010, between the Company and Peter Ullrich. (Incorporated by reference to Ex. 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 15, 2010)

10.43	Form of Amended Stock Option Agreement for Employees, Officers and a director.
14	Code of Ethics (incorporated by reference from our Annual Report for the year ended December 31, 2004, filed with the Securities and Exchange Commission on April 15, 2005).
23.1	Consent of HJ & Associates, LLC.
31.1	Certification by Wade R. Bradley under section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brian D. Heinhold under section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Wade R. Bradley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Brian D. Heinhold pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2011

EAU Technologies, Inc.:

By: /s/ Wade R. Bradley
Wade R. Bradley
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wade R. Bradley	Chief Executive Officer	March 30, 2011
Wade R. Bradley	(principal executive officer)

/s/ Brian D. Heinhold	Chief Financial Officer (principal accounting officer)	March 30, 2011
Brian D. Heinhold

/s/ J. Leo Montgomery	Director	March 30, 2011
J. Leo Montgomery

/s/ Karl Hellman	Director	March 30, 2011
Karl Hellman

/s/ Theodore C. Jacoby, Jr.	Director	March 30, 2011
Theodore C. Jacoby, Jr.

/s/ Peter F. Ullrich	Director	March 30, 2011
Peter F. Ullrich

/s/ William J. Warwick	Director	March 30, 2011
William J. Warwick

EAU TECHNOLOGIES, INC.

REPORT AND FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets	F-3 – F-4

Statements of Operations	F-5

Statements of Changes in Stockholders’ Equity (Deficit)	F-6

Statements of Cash Flows	F-7 – F-8

Notes to Financial Statements	F-9 – F-22

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
EAU Technologies, Inc.
Kennesaw, Georgia

We have audited the accompanying balance sheets of EAU Technologies, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the two years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EAU Technologies, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 16 to the financial statements, the Company has a working capital deficit as well as a deficit in stockholders equity.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 16.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 30, 2011

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	December 31,
	2010	2009
CURRENT ASSETS
Cash	$178,992	$181,481
Accounts receivable, net	25,119	42,995
Accounts receivable – related party, net	6,111	6,248
Prepaid expense	42,852	45,419
Inventory, net	1,808,084	2,022,462

Total current assets	2,061,158	2,298,605

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $111,669 and $133,821	9,052	26,183

LEASED EQUIPMENT, net of accumulated depreciation of $449,688 and $406,952	656,121	721,221

OTHER ASSETS
Deposits	8,838	10,496
Restricted cash	-	240,000
Intellectual property, net	101,190	111,265

Total other assets	110,028	361,761

Total assets	$2,836,359	$3,407,770

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2010	2009
CURRENT LIABILITIES
Accounts payable	$533,069	$401,663
Accrued expenses	341,713	351,215
Accrued interest	978,622	572,892
Warranty reserve	72,796	92,160
Advance deposits on machine orders	446,606	-
Advance deposits on machine orders – related party	329,630	349,986
Current portion of long-term debt	-	50,832
Current portion of deferred licensing revenue – related party	-	141,667
Convertible note payables – related party, current portion net of discounts of $633,801 and $76,754	4,216,199	3,600,000

Total current liabilities	6,918,635	5,560,415

LONG TERM LIABILITIES
Long term debt, net of current portion	-	6,512
Derivative liability – related party	-	5,333,401

Total long term liabilities	-	5,339,913

Total Liabilities	6,918,635	10,900,328

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 20,006,168 and 19,886,168 issued and outstanding, respectively	2,001	1,989
Additional paid in capital	42,368,794	41,311,512
Accumulated deficit	(46,453,071)	(48,806,059)

Total stockholders’ equity (deficit)	(4,082,276)	(7,492,558)

Total liabilities and stockholders’ equity (deficit)	$2,836,359	$3,407,770

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2010	2009

NET REVENUES – RELATED PARTY	$166,521	$201,264

NET REVENUES	531,034	523,246

TOTAL REVENUES	697,555	724,510

COST OF GOODS SOLD	377,045	143,048

GROSS PROFIT	242,877	581,462

OPERATING EXPENSES
Depreciation and amortization	15,537	21,106
Research and development	229,245	447,637
General and administrative	2,539,134	2,903,769

Total operating expenses	2,783,916	3,372,512

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,406,871)	(2,791,050)

OTHER INCOME (EXPENSE)
Interest expense	(573,619)	(358,415)
Interest income	77	13,458
Gain on derivative liability	5,333,401	1,227,677
Impairment of fixed assets	-	(248,748)

Total other income (expense)	4,759,859	633,972

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,352,988	(2,157,078)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$2,352,988	$(2,157,078)

NET INCOME (LOSS) PER SHARE – BASIC	$0.12	$(0.11)

NET INCOME (LOSS) PER SHARE - FULLY DILUTED	$0.12	$(0.11)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	19,986,606	19,336,215

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance, December 31, 2008	18,285,918	1,829	39,594,894	(46,648,981)	(7,052,258)

Issuance of shares for cash at $1.00 per share, to Water Science, a related party.	1,450,000	145	1,449,855	-	1,450,000

Issuance and vesting of options and warrants for services	-	-	197,028	-	197,028

Cancellation of shares	(24,750)	(2)	2		-

Issuance of shares of restricted stock to members of the Board of Directors	150,000	15	59,985		60,000

Issuance of shares for consulting services	25,000	2	9,748		9,750

Net loss for the year ended December 31, 2009	-	-	-	(2,157,078)	(2,157,078)

Balance, December 31, 2009	19,886,168	$1,989	$41,311,512	$(48,806,059)	$(7,492,558)

Issuance and vesting of options and warrants for services	-	-	189,094	-	189,094

Issuance of shares for cash at $1.00 per share, to a related party.	100,000	10	99,990	-	100,000

Issuance of shares at $0.01 per share upon exercise of warrants	20,000	2	198		200

Issuance of warrants to related party			768,000		768,000

Net gain for the year ended December 31, 2010	-	-	-	2,352,988	2,352,988

Balance, December 31, 2010	20,006,168	$2,001	$42,368,794	$(46,453,071)	$(4,082,276)

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

 STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,352,988	$(2,157,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,948	412,901
Bad debt expense	-	41,115
Common stock issued for services	-	69,750
Warrants and options vested or issued for services	189,094	197,028
Discount of note payable	134,199	76,754
Changes in operating assets and liabilities:
Decrease in restricted cash	240,000	-
(Increase) decrease in accounts receivable	17,876	(75,400)
Decrease in accounts receivable – related party	137	352,408
Decrease in pre-paid expense	2,567	7,049
Decrease in accrued interest receivable	-	1,875
Decrease in inventory	214,378	186,858
Decrease in deposits	1,658	-
Increase in accounts payable	131,406	28,456
(Decrease) in accrued expenses	(9,502)	(11,393)
Increase in accrued interest	405,730	276,892
(Decrease) in warranty reserve	(19,364)	(7,840)
(Decrease) in advance deposits on machine orders – related party	(20,356)	(347,514)
Increase in advance deposits on machine orders	446,606	-
(Decrease) in deferred revenue	(141,667)	(200,000)
(Decrease) in derivative liability	(5,333,401)	(1,227,677)
Net cash used in operating activities	(1,316,703)	(2,375,816)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(107,580)
Proceeds from note receivable	-	150,000
Disposal of assets	28,283	-
Intellectual property additions	(6,925)	(24,348)
Net cash provided by investing activities	21,358	18,072

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(57,344)	(5,387)
Proceeds from issuance of common stock – related party	100,200	1,450,000
Proceeds from issuance of notes payable – related party	1,250,000	600,000
Net cash provided by financing activities	1,292,856	2,044,613

NET INCREASE (DECREASE) IN CASH	(2,489)	(313,131)
CASH, beginning of period	181,481	494,612

CASH, end of period	$178,992	$181,481

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(Continued)

	Year ended December 31,
	2010	2009
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$5,762	$4,369
Income Taxes	$-	$-

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

Property and Equipment, and Depreciation – Property and equipment are recorded at historical cost.  Expenditures for additions and major improvements that extend the life of the asset are capitalized, whereas the cost of maintenance and repairs are expensed as incurred.  The Company is currently testing its system in multiple locations.  Upon completion of the tests, and once the lease for the system has started, the cost of the system will be transferred from inventory to property and equipment.  Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from three to seven years.  Depreciation expense for the years ended December 31, 2010 and 2009 was $14,181 and $20,684, respectively.  In September 2005, the Company pledged all the assets of the Company as collateral for the Senior Convertible Note, payable to Water Science, a related party.

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

Research and Development – Research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2010 and 2009 were approximately $229,000 and $448,000, respectively.

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

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation - Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement method to account for stock-based compensation.  The Company has modified the price of stock options to employees and directors.  The Company accounts for the incremental value of the modified options based on the excess of the fair value of the modified award based on current circumstances.  The modifications made to the Company’s equity awards did not result in significant incremental compensation costs, either individually or in the aggregate.

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

Reclassification - The financial statements for periods prior to December 31, 2010, have been reclassified to conform to the headings and classifications used in the December 31, 2010, financial statements.

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

NOTE 4 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following at:

	December 31
	2010	2009
Trade accounts receivable	$52,619	$130,660
Trade accounts receivable – related party	6,111	6,248
Less allowance for doubtful accounts	(27,500)	(87,665)
	$31,230	$49,243

During 2010, sales to two customers represented approximately 59% of our revenues.  During 2009 sales to three customers represented approximately 89% of our revenues.  Bad debt expense for the years ended December 31, 2010 and 2009 was $0 and $41,115, respectively.

NOTE 5 - INVENTORIES

The composition of inventories is as follows at December 31:

	2010	2009
Finished goods	$1,012,994	$894,488
Raw materials	1,195,090	1,527,974
Allowance for obsolete inventory	(400,000)	(400,000)

	$1,808,084	$2,022,462

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2010	2009
Machinery and equipment	$41,301	$63,426
Furniture and fixtures	47,284	64,442
Leasehold improvements	32,136	32,136
Total property and equipment	120,721	160,004
Less: accumulated depreciation	(111,669)	(133,821)
Property and equipment, net	$9,052	$26,183

Depreciation expense for the year ended December 31, 2010 and 2009 was $15,537 and $20,462, respectively.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
NOTE 7 – LEASED ASSETS

Leased assets consist of equipment that has been placed in service and is under an operating lease agreement with two customers.  Each system is custom designed for the size and fluid requirements of the application.  We recorded approximately $168,000 and $445,000 in revenues from the lease of these systems for the year ended December 31, 2010 and 2009, respectively.  The amount of equipment at December 31:

	2010	2009
Leased equipment	1,105,809	1,128,173
Less: accumulated depreciation	(449,688)	(406,952)
Leased equipment, net	$656,121	$721,221

Depreciation expense for the year ended December 31, 2010 and 2009 was $55,410 and $391,795, respectively.

Due to the uncertainty of continuing operations of our system at a poultry plant, the Company recorded a loss of approximately $248,000 during 2009.  The impairment was determined to be an amount that the Company could not recover should the system be removed.  We concluded that the remaining value could be recouped in a subsequent sale, if necessary.

At December 31, 2010, minimum lease payments receivable for each succeeding period based on current agreements is as follows:
2011	$168,000
2012	$126,000
2013	$-
2014	$-

NOTE 8 – INTANGIBLE ASSETS

Patents, trademarks and intellectual property, consisting of trade secrets and formulas are recorded in accordance with Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350), (formerly Statement of Financial Accounting Standards “SFAS” No. 142, "Goodwill and Other Intangible Assets").  As such, patents are initially measured based on their fair values.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  The amount of intangible assets, consisting of patents, as of December 31, 2010 is as follows:

Gross amount of patents	$103,191
Less amount of accumulated amortization	(2,001)
Net value of patents	$101,190

Amortization expense for the fiscal years ended December 31, 2009 and 2008 was $1,357 and $644, respectively.

The estimated amortization expense, based on current intangible balances, for the next fiscal years beginning January 1, 2011 is as follows:
2011	$1,357
2012	$1,357
2013	$1,357
2014	$1,357
2015	$1,357

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  The agreement allows for a pro-rated refund during the first 5 years under certain circumstances.  The Company recognizes income from this agreement over the first 5 years of the agreement.  The Company recognized $141,667 and $200,000 in each of the periods ended September 30, 2010 and 2009.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  The Company had sales of $24,854 during the year ended December 31, 2010 and did not have any sales to Water Science for the same period in 2009.  The Company has received and recorded $329,630 in advance deposits from Water Science on machine orders at December 31, 2010.

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

In October, 2010, the Company entered into a loan agreement with Peter Ullrich, a related party.  The principal amount of the Note is $1,200,000 (“Note”), with Mr. Ullrich having already advanced $905,000 to the Company prior to September 30, 2010.  The remaining balance of $295,000 on the Note was paid by Water Science, a related party, in two installments, with $145,000 paid on October 25, 2010 and $150,000 paid on November 29, 2010.  The Note bears interest at a rate of 10% annually and will mature on December 1, 2011.  The Note is convertible into shares of the Company’s common stock at $1.00 per share and no principal or interest payments are due until maturity.

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

Advances – Periodically throughout the year, the Company advances officers and employees cash for certain reimbursable expenses.  As of December 31, 2010 and 2009, the Company had advances to employees or officers in the amount of $5,500.

Employee Options – In December 2007, the Company granted 480,260 options to various employees.  The options are for a term of ten (10) years and have an exercise price of $1.30 per share.  The options vest over a period of four (4) years.   The options were valued using the Binomial model with the following assumptions:  risk free rate of 4.64%, volatility at 87.06% and the stock price at $1.30.  The value of each option is approximately $1.13.  In May 2009, 36,000 options were cancelled due to the departure of an employee.  The exercise price per option was adjusted to $0.31 by the Company in September 2010.  The Company recognized $74,709 during the year ended December 31, 2010.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTIONS – (Continued)

In November 2007, the Company granted 530,000 options to Douglas Kindred, in connection with the appointment of Mr. Kindred as Chief Technology Officer.  The options are for a term of ten (10) years and have an exercise price of $1.30 per share.  The options vest over a period of four (4) years.   The options were valued using the Binomial model with the following assumptions:  risk free rate of 4.28%, volatility at 85.99% and the stock price at $1.01.  The exercise price per option was adjusted to $0.31 by the Company in September 2010.  The Company recognized $69,424 during the year ended December 31, 2010.

In October 2006, the Company granted 500,000 options to Mr. Wade Bradley, the Company’s CEO, pursuant to his employment agreement.  The options vest over four years and have an exercise price of $1.30 per share.  The exercise price per option was adjusted to $0.31 by the Company in September 2010.  The Company recognized $44,960 during the year ended December 31, 2010.  (See Note 13)

NOTE 10 – WARRANTY RESERVE

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

	For the Year Ended December 31,
	2010	2009
Warranty reserve at beginning of period	$92,160	$100,000
Costs accrued for additional warranties	-	-
Service obligations honored	(19,364)	(7,840)
Warranty reserve at end of period	$72,796	$92,160

NOTE 11 - CONVERTIBLE DEBT

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

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 - CONVERTIBLE DEBT – (Continued)

In August 2009, the Company entered into an agreement with Water Science, a related party, to extend the maturity date of the Promissory Note from September 16, 2009 to November 1, 2010.

In October 2010, the Company entered into a Third Amended and Restated Secured Convertible Promissory Note (“Amendment”), which extended the maturity date until December 1, 2011.  The Amendment also deleted the anti-dilution protection for subsequent equity offerings contained in the Note, as described above, and the loan agreement entered into in August 2009, and terminated the registration rights agreement contained in both agreements.

On August 27, 2009, the Company entered into a Loan Agreement with Mr. Peter Ullrich, a related party, whereby he agreed to loan $600,000 to the Company, funded in three installments, as follows, $200,000 payable on September 15, 2009, $200,000 payable on October 15, 2009, and $200,000 payable on November 15, 2009.  Simple interest will accrue at a rate of 10% per annum on the unpaid principal amount outstanding and the loan will mature on November 1, 2010, at which time accrued interest and the outstanding principal balance shall be due.   In October 2010, the Company entered into an Amended and Restated $600,000 loan agreement, which extended the maturity date to December 1, 2011.  The agreement contains an optional conversion right, whereby the Lender may convert all or any portion of the outstanding principal and interest due into shares of the Company’s common stock at a price per share equal to $1.00 per share.

The amendments agreed to in October 2010 deleted the anti-dilution protection for subsequent equity offerings contained in the notes and terminated the registration rights agreement contained in both agreements.  Due to this change the “round down” provisions where eliminated.  This has resulted in the Company no longer recording a derivative liability.  As of December 31, 2009 the value of the derivative liability was $5,333,401.  The Company recorded a gain of $5,333,401 and $1,227,677 in the change of the derivative liability to fair market value for the years ended December 31, 2010 and 2009, respectively.

NOTE 13 – COMMON STOCK

In October, 2010, the Company entered into a loan agreement with Peter Ullrich, a related party.  The principal amount of the Note is $1,200,000 (“Note”), with Mr. Ullrich having already advanced $905,000 to the Company prior to September 30, 2010.  The remaining balance of $295,000 on the Note was paid by Water Science, a related party, in two installments, with $145,000 paid on October 25, 2010 and $150,000 paid on November 29, 2010.  The Note bears interest at a rate of 10% annually and will mature on December 1, 2011.  The Note is convertible into shares of the Company’s common stock at $1.00 per share and no principal or interest payments are due until maturity.

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

In September, 2010, the Board of Directors of the Company approved the amendment of all outstanding options for all current officers, directors and employees of the Company so that the new exercise price for each such option is $0.31 per share, effective immediately.  The new exercise price is based on a recent valuation of the Company.  The additional expense was not significant.

A summary of the status of the options and warrants granted at December 31, 2010 and 2009, and changes during the years then ended is presented below.

	For the years ended December 31,
	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	7,817,291	$1.46	8,387,867	$1.60
Granted	6,969,231	0.31	-	-
Exercised	(20,000)	0.01	-	-
Expired or cancelled	(5,580,531)	1.34	(570,576)	3.52
Outstanding at end of period	9,185,991	$0.32	7,817,291	$1.46
Weighted average fair value of options exercisable	8,940,426	$0.32	7,230,161	$1.47

A summary of the status of the options and warrants outstanding at December 31, 2010 is presented below:
	Warrants Outstanding			Warrants Exercisable

Range of		Weighted-Average	Weighted-Average		Weighted-Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$.01-.50	9,135,991	5.1 years	$0.31	8,942,426	$0.31
1.00-2.00	50,000	0.5 years	1.88	50,000	1.88
$.01-2.00	9,185,991	5.1 years	$0.32	8,992,426	$0.32

The fair value of each warrant granted is estimated on the date granted using the Binomial pricing model, with the following assumptions used for the grants: risk-free interest rate of 1.15%, expected dividend yield of zero, expected lives of five years and expected volatility of 246%.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.  ASC 740 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At December 31, 2010 and 2009, the total of all deferred tax assets was approximately $13,524,000 and $14,771,000, respectively, and the total of the deferred tax liabilities was approximately $0 and $0, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the deferred tax assets, the Company established a valuation allowance of approximately $13,524,000 and $14,771,000 as of December 31, 2010 and 2009, respectively, which has been offset against the deferred tax assets.  The net change in the valuation allowance during the year ended December 31, 2010, was $952,876.

The Company has available at December 31, 2010, unused tax operating loss carryforwards of approximately $34,843,000, which may be applied against future taxable income and expire in various years through 2030.

The components of income tax expense from continuing operations for the years ended December 31, 2010 and 2009 consist of the following:
	Year Ended December 31,
	2010	2009

Current income tax expense:
Federal	$-	$-
State	-	-
Net current tax expense	-	-
Deferred tax expense (benefit) arising from:
Net operating income (loss) carryforwards	$877,665	(907,827)
Excess of tax over financial accounting depreciation	(17,686)	(14,008)
Accrued compensation and taxes	-	(10,084)
Accrued interest	151,337	(213,689)
Reserve for bad debts	(22,442)	(6,589)
Warranty reserve	(7,223)	2,924
Impairment of fixed assets	(92,783)	(92,783)
Other	1,656	(18,503)
Valuation allowance	(890,524)	1,260,559
Net deferred tax expense	$-	$-

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 – INCOME TAXES – (Continued)

The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 2010 and 2009:
	December 31,
	2010	2009
Excess of book accounting depreciation over tax	$(25,682)	$(95,301)
Obsolete inventory	149,200	149,200
Accrued interest – related party	365,026	213,689
Accrued compensation and payroll taxes	-	112,152
Warranty reserve	27,153	34,376
Contribution carryover	22,400	7,124
Deferred income	-	52,842
Reserve for bad debt	10,257	32,699
263A capitalization	41,181	79,684
NOL carryforwards	12,934,252	12,099,731
Impairment of fixed assets	-	92,783
Valuation allowance	(13,523,787)	(12,778,979)
	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction, and North Carolina, Georgia, and Utah.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.  The statue of limitations remains open on all years from 2000 going forward.  The Company is currently in the process of completing its 2009 tax return.  Once the returns have been filed the IRS will have 3 years to examine and adjust the amounts reported.

The company operates at a loss and will only be liable for minimum state tax payments once returns are filed.  No unrecognized liability will be added to the Company’s balance sheet for the un-filed returns as the amounts reported are an immaterial amount.

At December 31, 2010, there are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

In December 2010, the Company entered into a Second Amended and Restated License Agreement with Zerorez Franchising Systems, Inc. (“Zerorez”).  The agreement amended the previous agreements with Zerorez by expanding the license granted to Zerorez by allowing Zerorez to acquire and use commercial Electrolyzed Water Generators in connection with their performance of franchise services other than the Primacide Generators manufactured or sold by the Company.  The term of the agreement is for five (5) years.  In exchange for the expanded license agreement, Zerorez paid to the Company cash consideration of $100,000.  Further, Zerorez released the Company from any liability in connection with the promissory note obligations with Zerorez and a disputed lease deposit.  Zerorez also agreed to pay to the Company the sum of $7,500 per calendar quarter, commencing with the first payment on October 1, 2011 and continuing

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 15 – COMMITMENTS AND CONTINGENCIES – (Continued)

on the first day of each calendar quarter thereafter for a period of five (5) years.  In addition to the expanded license agreement the Company released and discharges Zerorez from any liability in connection with the EAU accounts receivable due from Zerorez Franchisees as of December 30, 2010.

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

NOTE 16 – GOING CONCERN

The Company has incurred significant losses and has had negative cash flows from operations.  As a result, at December 31, 2010, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations.  We currently have sufficient funds to operate our business until the second quarter of 2011.  We do not have any agreements in place for additional funding.  Management will continue to seek to obtain sufficient funding for its operations through either debt or equity financing.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses.

The Company estimates that it will need up to $1,500,000 for the upcoming twelve months to execute our business plan and an additional $4,850,000, plus interest, in order to satisfy our senior notes payable with Water Science, which becomes due in December 2011, if the note is not converted into common stock.  Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

Our auditors have issued their Independent Registered Public Accountants’ Report on the Company's financial statements for the fiscal year ended December 31, 2010 with an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 17 – LOSS PER SHARE – (Continued)

At December 31, 2010 and 2009, the Company had outstanding warrants and notes payable convertible into shares of common stock, which were not used in the computation of income (loss) per share because their effect would be anti-dilutive either due to the net loss or due to the exercise price of the warrants and options or conversion rate of the convertible notes relative to the current stock price.

The following data shows the amounts used in computing loss per share:
	For the Year Ended
	December 31,
	2010	2009

Net Income (loss) (numerator)	$2,352,988	$(2,157,078)
Shares (denominator)
Basic	19,986,606	19,336,215
Diluted	19,986,606	N/A
Per share amount
Basic	$0.12	$(0.11)
Dilutive	$0.12	N/A

NOTE 18 – SUBSEQUENT EVENTS

On February 11, 2011, the Company filed a Verified Complaint for Damages (“Complaint”) in the Superior Court of Cobb County State of Georgia against Fieldale Farms Corporation (“Fieldale”).  The lawsuit seeks approximately $1,100,000 plus interest, which is the amount due under the agreement and an additional amount not less than $100,000 for the costs of EAU’s replacement of Fieldale equipment.  Pursuant to the agreement the Company leased and installed certain equipment to Fieldale.  In exchange, Fieldale agreed to pay the Company a monthly rental fee for a guaranteed term of four (4) years.  Although the Company and the Company’s technology performed in accordance with the agreement, Fieldale Farms cancelled the agreement in the fourth quarter of 2009.  While we are unable at this time to estimate the likelihood of a favorable outcome in this matter, we intend to prosecute vigorously our claims against Fieldale.  In March 2011, the Company received an Answer and Counterclaim, wherein Fieldale alleges that the Company caused damage to other equipment and property of Fieldale and seeks to recover its actual damages estimated at $400,000.  The Company disputes the claim and will vigorously defend against the claim.

In January, February and March, 2011, the Company obtained unsecured short term loans of $150,000, $150,000 and $115,000, respectively, from Peter Ullrich a member of the Board of Directors of the Company.  The final agreements to document the loan have not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock at an exercise price of $1.00 per share.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

In accordance with ASC 855, management evaluated events subsequent to December 31, 2010 and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.