Form 10-Q
period 2011-03-31
EAU TECHNOLOGIES, INC.
filed 2011-05-16
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of May 12, 2011, the Registrant had 20,006,168 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2011

PART I - FINANCIAL INFORMATION

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS
Cash	$73,536	$178,992
Accounts receivable, net	82,420	25,119
Accounts receivable – related party, net	5,500	6,111
Prepaid expense	25,664	42,852
Inventory, net	1,427,149	1,808,084

Total current assets	1,614,269	2,061,158

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $113,991 and $111,669	6,730	9,052

LEASED EQUIPMENT, net of accumulated depreciation of $462,981 and $449,688	642,828	656,121

OTHER ASSETS
Deposits	8,838	8,838
Intellectual property, net	113,874	101,190

Total other assets	122,712	110,028

Total assets	$2,386,539	$2,836,359

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31,	December 31,
	2011	2010
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$467,117	$533,069
Accrued expenses	351,743	341,713
Accrued interest	1,105,207	978,622
Warranty reserve	69,807	72,796
Advance deposits on machine orders	-	446,606
Advance deposits on machine orders – related party	329,630	329,630
Unsecured short term loans – related party	465,000	50,000
Convertible notes payable – related party, net of discounts of $460,946 and $633,801	4,339,054	4,166,199

Total current liabilities	7,127,558	6,918,635

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 20,006,168 and 20,006,168 issued and outstanding, respectively	2,001	2,001
Additional paid in capital	42,410,881	42,368,794
Accumulated deficit	(47,153,901)	(46,453,071)

Total stockholders’ equity (deficit)	(4,741,019)	(4,082,276)

Total liabilities and stockholders’ equity (deficit)	$2,386,539	$2,836,359

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010

NET REVENUES – RELATED PARTY	$-	$74,627

NET REVENUES	630,642	87,775

TOTAL REVENUES	630,642	162,402

COST OF GOODS SOLD	426,031	40,815

GROSS PROFIT	204,611	121,587

OPERATING EXPENSES
Depreciation and amortization	2,662	3,884
Research and development	3,000	66,751
General and administrative	599,783	750,332

Total operating expenses	605,445	820,967

LOSS BEFORE OTHER INCOME (EXPENSE)	(400,834)	(699,380)

OTHER INCOME (EXPENSE)
Interest expense	(299,996)	(96,265)
Interest income	-	26
Gain (Loss) on derivative liability	-	572,348

Total other income (expense)	(299,996)	476,109

LOSS BEFORE PROVISION FOR INCOME TAXES	(700,830)	(223,271)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(700,830)	$(223,271)

NET LOSS PER SHARE	$(0.04)	$(0.01)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	20,006,168	19,926,835

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance, December 31, 2010	20,006,168	$2,001	$42,368,794	$(46,453,071)	$(4,082,276)

Vesting of options for services (unaudited)	-	-	42,087	-	42,087

Net loss for the three months ended March 31, 2011 (unaudited)	-	-	-	(700,830)	(700,830)

Balance, March 31, 2011 (unaudited)	20,006,168	$2,001	$42,410,881	$(47,153,901)	$(4,741,019)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(700,830)	$(223,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,954	18,295
Warrants and options vested or issued for services	42,087	49,256
Discount of note payable	172,855	-
Changes in operating assets and liabilities:
Decrease in restricted cash	-	240,000
(Increase) decrease in accounts receivable	(57,301)	7,350
Decrease in accounts receivable – related party	611	32
Decrease in pre-paid expense	17,188	19,755
Decrease in inventory	380,935	68,369
(Increase) in deposits	-	(1,075)
Increase (decrease) in accounts payable	(65,952)	35,954
(Decrease) in warranty reserve	(2,989)	(5,962)
Increase (decrease) in advance deposits for machine orders	(446,606)	12,500
(Decrease) in advance deposits for machine orders – related party	-	(20,356)
Increase in accrued expenses	10,030	14,750
Increase in accrued interest	126,585	94,857
(Decrease) in deferred revenue	-	(50,000)
(Decrease) in derivative liability	-	(572,348)
Net cash (used) in operating activities	(507,433)	(311,894)
CASH FLOWS FROM INVESTING ACTIVITIES
Intellectual property disbursements	(13,023)	(3,153)
Net cash (used) in investing activities	(13,023)	(3,153)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of note payable – related party	415,000	350,000
Proceeds from issuance of common stock – related party	-	100,200
Net cash provided by financing activities	415,000	450,200
NET INCREASE (DECREASE) IN CASH	(105,456)	135,153
Cash, beginning of period	178,992	181,481

Cash, end of period	$73,536	$316,634

 See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	Three Months Ended
	March 31,
	2011	2010
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$557	$1,407
Income Taxes	$-	$-

See notes to financial statements.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed financial statements were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In management’s opinion all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows.  The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Certain prior period amounts have been reclassified in the condensed financial statements to conform to current period presentation.

NOTE 2 - INVENTORIES

The composition of inventories is as follows at:

	March 31,	December 31,
	2011	2010
Finished goods	$637,288	$1,012,994
Raw materials	1,189,837	1,195,090
Allowance for obsolete inventory	(400,000)	(400,000)

	$1,427,149	$1,808,084

NOTE 3 – WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of three years.  The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs.  If actual results differ from the estimates, the Company would adjust the estimated warranty liability.  Changes in the warranty reserve for the three months ended March 31, 2011 are as follows:

Warranty reserve at beginning of period	$72,796
Costs accrued for additional warranties	-
Service obligations honored	(2,989)
Warranty reserve at end of period	$69,807

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

In September 2005, the Company entered into a Senior Convertible Note (the “Note”) with Water Science, a related party, in exchange for $3,000,000. Pursuant to the debt agreement, the Note accrued interest at the rate of 3% per annum and was initially due, principal and interest together, on September 16, 2008.  In June 2008, Water Science agreed to extend the maturity date of the Note to March 16, 2009.  In March 2009, the Company and Water Science agreed to extend the maturity date to September 16, 2009 and increase the interest rate to 10%.  No principal or interest payments needed to be paid during the loan period.  In October 2008, as part of a new financing agreement, the Company amended the Note and changed the conversion rate from $3.00 per share to $1.00 per share.  The Note may be converted into 3,000,000 shares of the Company’s $0.0001 par value common stock prior to the maturity date, and at any time, by the holder at a price per share equal to $1.00 per share, subject to certain other conversion adjustments.  The Company granted a security interest in all of the Company’s assets as collateral for the loan.  In connection with the original issuance of the Note, the Company granted a three year warrant to purchase up to two million shares of the Company’s $0.0001 par value common stock with an exercise price of $2.76 per share.  In August 2009, the Company entered into an agreement with Water Science, a related party, to extend the maturity date of the Promissory Note from September 16, 2009 to November 1, 2010.  In October 2010, the Company entered into a Third Amended and Restated Secured Convertible Promissory Note (“Amendment”), which extended the maturity date until December 1, 2011.  The Amendment also deleted the anti-dilution protection for subsequent equity offerings contained in the Note, as described above, and the loan agreement entered into in August 2009, and terminated the registration rights agreement contained in both agreements.

On August 27, 2009, the Company entered into a Loan Agreement with Mr. Peter Ullrich, a related party, whereby he agreed to loan $600,000 to the Company, funded in three installments, as follows, $200,000 payable on September 15, 2009, $200,000 payable on October 15, 2009, and $200,000 payable on November 15, 2009.  Simple interest accrued at a rate of 10% per annum on the unpaid principal amount outstanding and the loan was scheduled to mature on November 1, 2010, at which time accrued interest and the outstanding principal balance were due.   In October 2010, the Company entered into an Amended and Restated $600,000 loan agreement, which extended the maturity date to December 1, 2011.  The agreement contains an optional conversion right, whereby the Lender may convert all or any portion of the outstanding principal and interest due into shares of the Company’s common stock at a price per share equal to $1.00 per share.

The amendments agreed to in October 2010 deleted the anti-dilution protection for subsequent equity offerings contained in the notes and terminated the registration rights agreement contained in both agreements.  Due to this change the “round down” provisions were eliminated.  This has resulted in the Company no longer recording a derivative liability.  The Company recorded a gain of $572,348 in the change of the derivative liability to fair market value for the three month period ended March 31, 2010.

In October, 2010, the Company entered into a loan agreement with Peter Ullrich, a related party.  The principal amount of the Note is $1,200,000, with Mr. Ullrich having already advanced $905,000 to the Company prior to October, 2010.  The remaining balance of $295,000 on the Note was paid by Water Science, a related party, in two installments, with $145,000 paid on October 25, 2010 and $150,000 paid on November 29, 2010.  The Note bears interest at a rate of 10% annually and will mature on December 1, 2011.  The Note is convertible into shares of the Company’s common stock at $1.00 per share and no principal or interest payments are due until maturity.  Also, in conjunction with the Note, the Company issued a warrant to Peter Ullrich to purchase 6,969,231 shares of the Company’s common stock at $0.31 per share (the “Warrant”).  The Warrant has a term of five years.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  The agreement allows for a pro-rated refund during the first 5 years under certain circumstances.  The Company recognized income from this agreement over the first 5 years of the agreement.  As of December 31, 2010, the deferred revenue had been fully recognized.  The Company recognized $50,000 in the period ended March 31, 2010.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  The Company did not have any sales to Water Science during the three months ended March 31, 2011 and had sales of $24,627 for the same period in 2010.  The Company has received and recorded $329,630 in advance deposits from Water Science on machine orders at March 31, 2011.

Unsecured Short Term Loans – In January, February and March, 2011, the Company obtained unsecured short term loans totaling $465,000 from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the loan has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock at an exercise price of $1.00 per share.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

Convertible Notes Payable – See Note 4 for disclosure of related party Convertible Notes Payable.

Licensing Fee –In September 2005, the Company received $1,000,000 in exchange for providing Water Science exclusive licensing and distribution rights for a five-year term for a specified market area. The agreement provides termination rights by Water Sciences and a pro rata refund of the fee. The Company recognized the fee on a pro rata basis over the life of the agreement. As of December 31, 2010, the fee had been fully recognized.

Escrow Arrangement with Chief Executive Officer – In November 2006 the Company entered into an employment agreement with Wade Bradley, the Company’s CEO. Pursuant to the agreement the Company deposited $240,000 with an escrow agent in January 2007. The Company has recognized this amount as restricted cash on the Company’s financial statements.  In February 2010, the Company and the Chief Executive Officer entered into an agreement to terminate the escrow agreement and closed the account.

Advances – Periodically throughout the year, the Company advances employees cash for certain reimbursable expenses.  As of March 31, 2011 and December 31, 2010, the Company had advances to employees in the amount of $5,500 and $5,500, respectively.

Employee Options – In December 2007, the Company granted 480,260 options to various employees.  The options are for a term of ten (10) years and which now have an exercise price of $0.31 per share.  The options vest over a period of four (4) years.   The options were valued using the Binomial model with the following assumptions:  risk free rate of 2.1%, volatility at 201.13% and the stock price at $0.31.  The value of each option is approximately $0.31 per option.  The Company recognized $18,677 in stock option expense related to the options for the three months ended March 31, 2011.

In November 2007, the Company granted 530,000 options to Douglas Kindred, in connection with the appointment of Mr. Kindred as Chief Technology Officer.  The options are for a term of ten (10) years and which now have an exercise price of $0.31 per share.  The options vest over a period of four (4) years.   The options were valued using the Binomial model with the following assumptions:  risk free rate of 2.1%, volatility at 199.88% and the stock price at $0.31.  The value of each option is approximately $0.31 per option.  The Company recognized $17,356 during the period ended March 31, 2011.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – CAPITAL STOCK

The Company has certain notes payable to related parties that are convertible into shares of the Company’s common stock.  See Note 4.

In March 2010, Theodore Jacoby, a director of the Company, purchased 100,000 shares of common stock of the Company for $100,000 at a price of $1.00 per share.

In January 2010, a consultant exercised 20,000 warrants for $200, or $0.01 per share.  The warrants were granted in 2005 for services.

NOTE 7 – GOING CONCERN

The Company has incurred significant losses and has had negative cash flows from operations.  As a result, at March 31, 2011, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations.  We currently do not have sufficient funds to operate our business without additional funding.  We do not have any written agreements in place for additional funding.  Management will continue to seek to obtain sufficient funding for its operations through either debt or equity financing.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses.

The Company estimates that it will need up to $1,500,000 for the upcoming twelve months to execute our business plan and an additional $5,265,000, plus interest, in order to satisfy our senior notes payable with Water Science, which becomes due in December 2011, if the note is not converted into common stock.  Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

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

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based-Compensation Expense

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement method to account for stock-based compensation. The Company uses the Binomial valuation formula, which is a closed-form model that uses an equation to determine the estimated fair value of stock options.  Stock-based compensation expense recognized for the three month period ended March 31, 2011 and 2010 was $42,087 and $49,256, respectively, related to employee stock options issued and vesting during the period.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended
	March 31,
	2011	2010

Net Loss (numerator)	$(700,830)	$(223,271)
Shares (denominator)	20,006,168	19,926,835
Per share amount	$(0.04)	$(0.01)

The Company’s outstanding stock options and warrants have been excluded from the basic net loss per share calculation for the three month period ended March 31, 2011 and 2010, because they are anti-dilutive.

The following table is a summary of the status of the warrants and options granted and outstanding at March 31, 2011:
	Number	Weighted
	of Options	Average Exercise
	and Warrants	Price

Outstanding at beginning of period	9,185,991	$0.32
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	9,185,991	$0.32

A summary of the status of the warrants outstanding at March 31, 2011 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of		Weighted-Average	Weighted-Average		Weighted-Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$.01-.50	9,135,991	4.9 years	$0.31	8,942,426	$0.31
1.00-2.00	50,000	0.3 years	1.88	50,000	1.88
$.01-2.00	9,185,991	4.9 years	$0.32	8,992,426	$0.32

The fair value of each warrant granted is estimated on the date granted using the Binomial pricing model, with the following assumptions used for the grants: risk-free interest rate of 1.15%, expected dividend yield of zero, expected lives of five years and expected volatility of 246%.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9 – SUBSEQUENT EVENTS

In April 2011, the Company signed a purchase agreement with Fonterra Co-Operative Group Limited, New Zealand for a Dairy Drinking Water System to be used in a new 3,000 cow dairy in Yutian, China.  The system is expected to be installed by the end of the year.

In accordance with ASC 855, management evaluated events subsequent to March 31, 2011 and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

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

In August 2010, the Company received its first purchase orders from the international beverage company.  EAU installed its environmentally friendly Empowered Water™ CIP Systems at three of the company’s bottling plants during the first three months ended March 31, 2011.  The Company recorded revenue from the sale of these systems during the first quarter 2011.

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

In April 2011, the Company signed a purchase agreement with Fonterra Co-Operative Group Limited, New Zealand for a Dairy Drinking Water System to be used in a new 3,000 cow dairy in Yutian, China.  The system is expected to be installed by the end of the year.  We expect to recognize revenues from this installation in the second half of 2011.

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

We began receiving revenues of approximately $27,500 per month from this facility in February 2009.  Per the terms of the agreement, we were to help the plant achieve Category 1 compliance for post-chill microbial performance.  The plant completed a USDA test set October 2009 with the result that it met the Category 1 requirements for that test set.  Fieldale indicated that it was suspending the agreement as of November 23, 2009 and ceased making payments.  In February 2011, the Company filed a complaint in the Superior Court of Cobb County Georgia against Fieldale for breaching the agreement.

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

Financial Position

The Company had $73,536 in cash as of March 31, 2011, compared to $178,992 at December 31, 2010.  The Company has received and recorded $329,630 in advance deposits from Water Science on machine orders at March 31, 2011.  This will be reduced as the Company delivers machines on order to Water Science, a related party.  Water Science, who has exclusive rights to sell our products in Central and South America, is also an affiliate of the Company, and by agreement may purchase machinery from us at cost plus 25 percent.  At March 31, 2011, our stockholders’ deficit was $4,741,019.

Results of Operations for the Three months ended March 31, 2011 and 2010

Revenues and Net Income

The Company had total revenues of $630,642 for the three months ended March 31, 2011, which represents an increase from the $162,402 in total revenues for the same period one year earlier.  The majority of the revenues are from the sale of our EW systems in the CIP market and leasing revenues from our EW water systems in the dairy market.  We expect our revenues to fluctuate during the upcoming months due to the timing of new systems sold as we continue to ramp up our sales channels.

Net loss from continuing operations for the three months ended March 31, 2011 was $700,830, or a loss of $0.04 per share, compared with a net loss from continuing operations of $223,271, or $0.01 per share for the same period in 2010.  For the three months ended March 31, 2010 the Company recognized a gain of $572,348 due to the change in the fair market value of the derivative liability.  Excluding the gain on the derivative liability the Company would have had a net loss of $795,619, or $0.04 per share in 2010.  The current quarter net loss includes $299,996 in interest expense, compared to $96,265 in 2010.  This is due to interest expense related to the discounting of the notes payable related to certain additional warrants that were issued.  The Company recognized $172,855 in interest expense related to the debt discount for the three months ended March 31, 2011.

General and Administrative Expenses

The Company’s general and administrative expenses decreased approximately 20% as compared to the prior year.  Expenses totaled $599,783 during the three months ended March 31, 2011, compared to $750,332 during the three months ended March 31, 2010.  General and administrative expense for 2011 consists primarily of payroll and other compensation expense of $326,926, legal and professional fees of $66,330, expense related to granting of stock and options of $42,087 and insurance expense of $86,644.

Research and Development

Research and development expenses incurred during the three month period ended March 31, 2011 decreased $63,751, from $66,751 in 2010 to $3,000 in 2011.  We expect to increase our research expense while the Company continues to conduct research to improve its products and their performance.  The Company believes it has developed proven products that have commercial value in its targeted markets.

Liquidity and Capital Resources

The Company had $73,536 in cash as of March 31, 2011, compared to $178,992 at December 31, 2010.  We have had continuing operating losses of $700,830 for the three months ended March 31, 2011, compared with operating losses of $223,271 for the three months ended March 31, 2010.  The net loss per share for the first three months of 2011 and 2010 was $0.04 and $0.01 per share, respectively.  The majority of the difference attributable to the recording of the derivative liability to fair market value as described above.

Net cash used in operating activities in the three month period ended March 31, 2011 was $507,433, a 63% increase, compared to $311,894 for the same period in 2010.  The majority of the change in cash used for the current period was related to the recording of the debt discount, a decrease in inventory levels and the decrease in advanced deposits due to the sale of equipment and the increase in accrued interest.

At March 31, 2011, the Company’s net inventory was $1,427,149, representing a decrease of approximately $381,000, from the $1,808,084 on hand at December 31, 2010.  The Company has finalized the sale of equipment to an international beverage company and continues to utilize the resources on hand.

The Company used $13,023 in cash flows from investing activities during the period ended March 31, 2011 as compared to $3,153 used in the same period in 2010.  The cash flows from investing activities consisted of expenditures related to intellectual property.

Cash flows from financing activities provided the Company $415,000 for the period ended March 31, 2011 compared with $450,200 provided the Company during the same period in 2010.  The Company received proceeds of $415,000 from the receipt of an advance on an issuance of a convertible note payable to a related party during the three months ended March 31, 2011.

We currently do not have sufficient funds to operate our business without additional funding.  We do not have any written agreements in place for additional funding.  Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues.  Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months.  Our convertible notes payable with Water Science will become due in December 2011, which will require cash of $5,265,000, plus interest, in order to satisfy the debts, if the note is not extended or converted into common stock.  We anticipate that we may need an additional $1,500,000 or more in future funding to execute our business plan over the next twelve months. Moreover, if we able to expand our sale of EW machines as anticipated, we may need significant additional working capital to fund that expansion.  We do not have arrangements in place to provide us with this funding or any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  Note 1 of the notes to consolidated financial statements in Part II, Item 7 of the Company’s Annual Report on Form 10-K, dated December 31, 2010, describes the significant accounting policies and methods used in preparation of our consolidated financial statements.  We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates.  There were no material changes in our judgments or estimates during the first quarter of 2011.

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

 Forward-Looking Statements

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements include our expectations regarding working capital requirements and future funding, our expectations regarding our internal controls, expectations regarding funding commitments, our expectations regarding reductions in deposits from Water Science, future inventory levels, future test results, and plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risks associated with successfully developing our business in evolving markets, our need for additional capital, our continuing operating losses, the ability of our management to conduct distribution activities and sell products, possible failure to successfully develop new products, vulnerability to competitors due to lack of patents on our products, and other risk factors listed in our annual report on Form 10-K for the year ended December 31, 2010 and our other SEC reports. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.   Controls and Procedures

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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
10.43
Form of Amended Stock Option Agreement for Employees, Officers and a director. (Incorporated by reference to Ex. 10.43 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2011)

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

Dated: May 16, 2011

EAU TECHNOLOGIES, INC.

By:	/s/ Wade R. Bradley
Wade R. Bradley
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)