Form 10-Q
period 2011-06-30
EAU TECHNOLOGIES, INC.
filed 2011-08-15
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

000-51807
(Commission File No.)

EAU TECHNOLOGIES, INC.
 (exact name of registrant as specified in its charter)

Delaware	87-0654478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1890 Cobb International Blvd, Suite A, Kennesaw Georgia	30152
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (678) 388-9492

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of August 12, 2011, the Registrant had 20,006,168 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2011

IT

PART I - FINANCIAL INFORMATION

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2011	2010
CURRENT ASSETS	(Unaudited)
Cash	$59,524	$178,992
Accounts receivable, net	14,000	25,119
Accounts receivable – related party, net	5,500	6,111
Prepaid expense	34,591	42,852
Inventory, net	1,392,275	1,808,084

Total current assets	1,505,890	2,061,158

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $115,898 and $111,669	4,823	9,052

LEASED EQUIPMENT, net of
accumulated depreciation of $476,275 and $449,688	629,534	656,121

OTHER ASSETS
Deposits	15,191	8,838
Intellectual property, net	118,654	101,190

Total other assets	133,845	110,028

Total assets	$2,274,092	$2,836,359

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30,	December 31,
	2011	2010
CURRENT LIABILITIES	(Unaudited)
Accounts payable	$512,450	$533,069
Accrued expenses	351,410	341,713
Accrued interest	1,241,598	978,622
Warranty reserve	85,000	72,796
Advance deposits on machine orders	228,030	446,606
Advance deposits on machine orders – related party	329,630	329,630
Unsecured short term loans – related party	783,763	50,000
Convertible notes payable – related party, net of discounts of $288,091 and $633,801	4,511,909	4,166,199

Total current liabilities	8,043,790	6,918,635

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 20,006,168 and 20,006,168 issued and outstanding, respectively	2,001	2,001
Additional paid in capital	42,446,914	42,368,794
Accumulated deficit	(48,218,613)	(46,453,071)

Total stockholders’ equity (deficit)	(5,769,698)	(4,082,276)

Total liabilities and stockholders’ equity (deficit)	$2,274,092	$2,836,359

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

NET SALES – RELATED PARTY	$-	$50,000	$-	$124,627

NET SALES	71,524	89,631	702,166	177,406

TOTAL SALES	71,524	139,631	702,166	302,033

COST OF GOODS SOLD	255,347	27,419	681,378	132,885

GROSS PROFIT (LOSS)	(183,823)	112,212	20,788	169,148

OPERATING EXPENSES
Depreciation and amortization	2,246	3,885	4,908	7,769
Research and development	-	16,500	3,000	18,600
General and administrative	569,038	581,587	1,168,821	1,331,919

Total operating expenses	571,284	601,972	1,176,729	1,358,288

LOSS BEFORE OTHER INCOME (EXPENSE)	(755,107)	(489,760)	(1,155,941)	(1,189,140)

OTHER INCOME (EXPENSE)
Interest expense	(309,620)	(104,988)	(609,616)	(201,253)
Interest income	15	-	15	26
Gain (loss) on derivative liability	-	4,441,213	-	5,013,561

Total other income (expense)	(309,605)	4,336,225	(609,601)	4,812,334

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,064,712)	3,846,465	(1,765,542)	3,623,194

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(1,064,712)	$3,846,465	$(1,765,542)	$3,623,194

EARNINGS PER SHARE
BASIC	$(0.05)	$0.19	$(0.09)	$0.18
DILUTED	N/A	$0.19	N/A	$0.18

WEIGHTED AVERAGE OF SHARES OUTSTANDING	20,006,168	20,006,168	20,006,168	19,966,720

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK		ADDITIONAL
			PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2010	20,006,168	$2,001	$42,368,794	$(46,453,071)	$(4,082,276)

Vesting of options for services (unaudited)	-	-	78,120	-	78,120

Net loss for the six months ended June 30, 2011 (unaudited)	-	-	-	(1,765,542)	(1,765,542)

Balance, June 30, 2011 (unaudited)	20,006,168	$2,001	$42,446,914	$(48,218,613)	$(5,769,698)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,765,542)	$3,623,194
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,494	36,591
Options vested or issued for services	78,120	98,514
Discount of note payable	345,710	-
Changes in operating assets and liabilities:
Decrease in restricted cash	-	240,000
Decrease (increase) in accounts receivable	11,119	(426)
Decrease in accounts receivable – related party	611	748
Decrease in pre-paid expense	8,261	10,579
Decrease in inventory	415,809	93,275
(Increase) in deposits	(6,353)	-
Increase (decrease) in accounts payable	(20,619)	49,461
Increase (decrease) in warranty reserve	12,204	(8,863)
Increase (decrease) in advance deposits for machine orders	(218,576)	-
(Decrease) in advance deposits for machine orders – related party	-	(20,356)
Increase in accrued expenses	9,697	16,930
Increase in accrued interest	262,976	198,048
(Decrease) in deferred revenue	-	(100,000)
(Decrease) in derivative liability	-	(5,013,561)
Net cash (used) in operating activities	(835,089)	(775,866)
CASH FLOWS FROM INVESTING ACTIVITIES
Intellectual property disbursements	(18,142)	(4,653)
Net cash (used) in investing activities	(18,142)	(4,653)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of note payable – related party	733,763	550,000
Proceeds from issuance of common stock – related party	-	100,200
Net cash provided by financing activities	733,763	650,200
NET INCREASE (DECREASE) IN CASH	(119,468)	(130,319)
Cash, beginning of period	178,992	181,481

Cash, end of period	$59,524	$51,162

 See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	Six Months Ended
	June 30,
	2011	2010
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$931	2,262
Income Taxes	$-	$-

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

Certain prior period amounts have been reclassified in the condensed financial statements to conform to current period presentation.

NOTE 2 - INVENTORIES

The composition of inventories is as follows at:

	June 30, 2011	December 31, 2010
Finished goods	$358,925	$1,012,994
Raw materials	1,423,030	1,195,090
Allowance for obsolete inventory	(400,000)	(400,000)

	$1,392,275	$1,808,084

NOTE 3 – WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of three years.  The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs.  If actual results differ from the estimates, the Company would adjust the estimated warranty liability.  Changes in the warranty reserve for the three months ended June 30, 2011 are as follows:

Warranty reserve at beginning of period	$72,796
Costs accrued for additional warranties	16,193
Service obligations honored	(3,989)
Warranty reserve at end of period	$85,000

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

The amendments agreed to in October 2010 deleted the anti-dilution protection for subsequent equity offerings contained in the notes and terminated the registration rights agreement contained in both agreements.  Due to this change the “round down” provisions were eliminated.  This has resulted in the Company no longer recording a derivative liability.  The Company recorded a gain of $5,013,561 in the change of the derivative liability to fair market value for the six month period ended June 30, 2010.

In October, 2010, the Company entered into a loan agreement with Mr. Ullrich.  The principal amount of the Note is $1,200,000.  The Note bears interest at a rate of 10% annually and will mature on December 1, 2011.  The Note is convertible into shares of the Company’s common stock at $1.00 per share and no principal or interest payments are due until maturity.  Also, in conjunction with the Note, the Company issued a warrant to Mr. Ullrich to purchase 6,969,231 shares of the Company’s common stock at $0.31 per share (the “Warrant”).  The Warrant has a term of five years.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  The agreement allows for a pro-rated refund during the first 5 years under certain circumstances.  The Company recognized income from this agreement over the first 5 years of the agreement.  As of December 31, 2010, the deferred revenue had been fully recognized.  The Company recognized $100,000 in the period ended June 30, 2010.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  The Company did not have any sales to Water Science during the six months ended June 30, 2011 and had sales of $24,627 for the same period in 2010.  The Company has received and recorded $329,630 in advance deposits from Water Science on machine orders at June 30, 2011.

Unsecured Short Term Loans – In January, February, March, May and June 2011, the Company obtained unsecured short term loans totaling $783,763 from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the loan has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock at an exercise price of $1.00 per share.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

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

Advances – Periodically throughout the year, the Company advances employees cash for certain reimbursable expenses.  As of June 30, 2011 and December 31, 2010, the Company had advances to employees in the amount of $5,500 and $5,500, respectively.

Employee Options – In December 2007, the Company granted 480,260 options to various employees.  The options are for a term of ten (10) years and which now have an exercise price of $0.31 per share.  The options vest over a period of four (4) years.   The options were valued using the Binomial model with the following assumptions:  risk free rate of 2.1%, volatility at 201.13% and the stock price at $0.31.  The value of each option is approximately $0.31 per option.  The Company recognized $37,355 in stock option expense related to the options for the six months ended June 30, 2011.

In November 2007, the Company granted 530,000 options to Douglas Kindred, in connection with the appointment of Mr. Kindred as Chief Technology Officer.  The options are for a term of ten (10) years and which now have an exercise price of $0.31 per share.  The options vest over a period of four (4) years.   The options were valued using the Binomial model with the following assumptions:  risk free rate of 2.1%, volatility at 199.88% and the stock price at $0.31.  The value of each option is approximately $0.31 per option.  The Company recognized $34,712 in stock option expense related to the options for the six months ended June 30, 2011.

During the six months ended June 30, 2011, the Company recognized an additional $6,054 in expense related to the adjusting of certain options and warrants issued to employees and Directors.

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

NOTE 7 – GOING CONCERN

The Company has incurred significant losses and has had negative cash flows from operations.  As a result, at June 30, 2011, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations.  We currently do not have sufficient funds to operate our business without additional funding.  We do not have any written agreements in place for additional funding.  Management will continue to seek to obtain sufficient funding for its operations through either debt or equity financing.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses.

The Company estimates that it will need up to $1,500,000 for the upcoming twelve months to execute our business plan and an additional $5,584,000, plus interest, in order to satisfy our senior notes payable with Water Science, which becomes due in December 2011, if the note is not converted into common stock.  Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

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

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based-Compensation Expense

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement method to account for stock-based compensation. The Company uses the Binomial valuation formula, which is a closed-form model that uses an equation to determine the estimated fair value of stock options.  Stock-based compensation expense recognized for the three month period ended June 30, 2011 and 2010 was $78,120 and $98,514, respectively, related to employee stock options issued and vesting during the period.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Income (loss) (numerator)	$(1,064,712)	$3,846,465	$(1,765,542)	$3,623,194
Shares (denominator)
Basic	20,006,168	20,006,168	20,006,168	19,966,720
Diluted	N/A	20,102,168	N/A	20,063,272
Per share amount
Basic	$(0.05)	$0.19	$(0.09)	$0.18
Dilutive	N/A	$0.19	N/A	$0.18

The Company’s outstanding stock options and warrants have been excluded from the basic net loss per share calculation for the three and six months ended June 30, 2011, because they are anti-dilutive.

The following table is a summary of the status of the warrants and options granted and outstanding at June 30, 2011:

	Number	Weighted
	of Options	Average Exercise
	and Warrants	Price
Outstanding at beginning of period	9,185,991	$0.32
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	25,000	2.00
Outstanding at end of period	9,160,991	$0.31

A summary of the status of the warrants outstanding at June 30, 2011 is presented below:

		Warrants Outstanding		Warrants Exercisable

Range of		Weighted-Average	Weighted-Average		Weighted-Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$.01-.50	9,135,991	4.6 years	$0.31	8,942,426	$0.31
1.00-2.00	25,000	0.1 years	1.75	25,000	1.75
$.01-2.00	9,160,991	4.6 years	$0.31	8,967,426	$0.31

The fair value of each warrant granted is estimated on the date granted using the Binomial pricing model, with the following assumptions used for the grants: risk-free interest rate of 1.15%, expected dividend yield of zero, expected lives of five years and expected volatility of 246%.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated events subsequent to June 30, 2011 and concluded there were no events or transactions during this period that required recognition or disclosure in its financial statements.

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

Overview

EAU TECHNOLOGIES, INC., (referred to herein sometimes as “EAU,”  “we,” “us,” or the “Company”), is in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create non-toxic cleaning and disinfecting fluids for food safety applications as well as dairy drinking water. These fluids have various commercial applications and may be used in commercial food processing and agricultural products that clean, disinfect, remediate and hydrate. The processes for which these fluids may be used are referred to in this Report (the “Report”) as the “EW Technology.”  For example, we believe that our food and agricultural treatment products may be used to systemically treat various facets and phases of the food chain, from soil to animal feed to meat processing, by eliminating dangerous and unhealthy pathogens from the food chain with organically based and highly effective solutions. We make the claim that our products are “non-toxic”. We can do this because at the levels we employ our technology in commercial applications, as well as studies both internal and through third parties shows no toxicity.  At the levels employed, the fluids and products are environmentally safe and non-toxic and do not contain or leave harmful residues.  The electrolyzed water fluids created by the EW Technology (referred to herein sometimes as the “EW Fluids” or “Empowered WaterTM”) generated by our specialized equipment can be used in place of many of the traditional products used in commercial, industrial and residential disinfecting and cleaning.

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

We have identified the following industries for early stage sales and marketing focus: 1) food and beverage processing, 2) dairy production and processing, 3) meat and poultry processing and 4) agricultural grow-out and processing (“Primary Markets”).  As of the date of this Report, the Company was focused on these markets because we believe that for each of these markets we have a competitive advantage, the potential ability to attract a leading strategic industry partner, or we can provide an attractive value-added proposition.  To penetrate these markets, EAU is conducting trials and completing commercial installations that will lead to partnerships with enterprises that can assist in rolling the technology out on a large scale.

Food and Beverage Processing.  The Company entered into a non-exclusive commercial relationship with an international manufacturer of food processing equipment and a well known systems integrator in the food and beverage industry.  In connection with the agreement, the international manufacturer of food processing equipment ordered two Empowered Water Generator systems.  We expect to deliver the systems during the third quarter of 2011.

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

In August 2010, the Company received its first purchase orders from the international beverage company.  EAU installed its environmentally friendly Empowered Water™ CIP Systems at three of the company’s bottling plants during the first three months ended June 30, 2011.  The Company recorded revenue from the sale of these systems during the first quarter 2011.

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

In April 2011, the Company signed a purchase agreement with Fonterra Co-Operative Group Limited, New Zealand for a Dairy Drinking Water System to be used in a new 3,000 cow dairy in Yutian, China.  We shipped the system in August 2011 and expect to have it installed by the end of the year.  We expect to recognize revenues from this installation in the second half of 2011.

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

We began receiving revenues of approximately $27,500 per month from this facility in February 2009.  Per the terms of the agreement, we were to help the plant achieve Category 1 compliance for post-chill microbial performance.  The plant completed a USDA test set October 2009 with the result that it met the Category 1 requirements for that test set.  Fieldale indicated that it was suspending the agreement as of November 23, 2009 and ceased making payments.  In February 2011, the Company filed a complaint in the Superior Court of Cobb County Georgia against Fieldale for breaching the agreement.  (See Part II, Item 1)

Agriculture.  In 2006 we made initial sales to Water Science, LLC, a Florida limited liability company (“Water Science”) for the Latin American markets.  Water Science is a major shareholder of the Company and its managing member, Peter Ullrich, is a director of our company.  We have shipped a total of five P-1200s to Ecuador, Mexico, Columbia, Costa Rica and Holland for trials and Water Science internal use.  Water Science is utilizing the technology for its own flower and agricultural endeavors.  Further studies are being done as each country that has the Empowered Water™ technology ramps up for their own outside sales efforts.

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

Financial Position

The Company had $59,524 in cash as of June 30, 2011, compared to $178,992 at December 31, 2010.  The Company has received and recorded $329,630 in advance deposits from Water Science on machine orders at June 30, 2011.  This will be reduced as the Company delivers machines on order to Water Science, a related party.  Water Science, who has exclusive rights to sell our products in Central and South America, is also an affiliate of the Company, and by agreement may purchase machinery from us at cost plus 25 percent.  At June 30, 2011, our stockholders’ deficit was $5,769,698.

Results of Operations for the Three months ended June 30, 2011 and 2010

Revenues and Net Income

The Company had total revenues of $71,524 for the three months ended June 30, 2011, which represents a decrease of $68,107 from the $139,631 in total revenues for the same period in 2010.  Due to the change in fair market value of the derivative liability, the Company had net income of $3,846,465 from continuing operations for the three months ended June 30, 2010, or a gain of $0.19 per share, compared with a net loss from continuing operations of $1,064,712, or $0.05 per share for the same period in 2011.  For the three months ended June 30, 2010, the Company recognized a gain of $4,441,213 on the derivative liability.  The significant change in the value of the derivative was due to the elimination of the derivative liability during 2010.  Excluding the gain on the derivative liability the Company would have had a net loss of $594,748, or $0.03 per share in 2010.  The Company also recognized a reduction of approximately $235,000 in the net realizable value of its inventory, which increased our cost of goods sold.  The current period results include $309,620 in interest expense, compared to $104,988 in 2010.  This is due to interest expense related to the additional notes payable and the interest expense related to the debt discount of the note payables adjusted in 2010.

General and Administrative Expenses

The Company’s general and administrative expenses were slightly lower as compared to the prior year.  Expenses totaled $569,038 during the three months ended June 30, 2011, compared to $581,587 during the three months ended June 30, 2010.  General and administrative expense for 2011 consists primarily of payroll and other compensation expense of $328,244, legal and professional fees of $25,520, expense related to granting and vesting of stock and options of $36,033 and insurance expense of $86,158.

Research and Development

Research and development expenses incurred during the three month period ended June 30, 2011 decreased from $16,500 in 2010 to $0 in 2011.  While the Company will continue to conduct research to improve its products and their performance, it believes it has developed proven products that have commercial value in its targeted markets.

Results of Operations for the Six months ended June 30, 2011 and 2010

Revenues and Net Income

The Company had total revenues of $702,166 for the three months ended June 30, 2011, which represents an increase of $400,133 from the $302,033 in total revenues for the same period in 2010.  The majority of the revenues are from leasing revenues from our EW water systems in the dairy market as well as installations in the CIP market.

Due to the change in fair market value of the derivative liability during the six months ended June 30, 2010, the Company had net income of $3,623,194 from continuing operations, or a gain of $0.18 per share.  This compares with a current net loss from continuing operations of $1,765,542, or $0.09 per share.  During 2010, the derivate liability was removed and no gain or loss has been recorded in 2011.  For the six months ended June 30, 2010, the Company recognized a gain of $5,013,561 related to the derivative liability.  Excluding this gain on the derivative liability the Company would have had a net loss of $1,390,367, or $0.07 per share in 2010 as compared to the above stated loss of $1,765,542, or $0.09 per share.  The Company also recognized a reduction of approximately $235,000 in the net realizable value of its inventory, which increased our cost of goods sold.  The current period results include $609,616 in interest expense, compared to $201,253 in 2010.  This is due to interest expense related to the additional notes payable and the amortizing of the debt discount of the note payables adjusted in 2010.

General and Administrative Expenses

The Company’s general and administrative expenses decreased for the six months ended June 30, 2011 as compared to the prior year.  Expenses totaled $1,168,821 during the six months ended June 30, 2011, compared to $1,331,919 during the six months ended June 30, 2010.  General and administrative expense for 2011 consists primarily of payroll and other compensation expense of $655,170, legal and professional fees of $91,850, expense related to granting and vesting of stock and options of $78,120 and insurance expense of $172,802.

Research and Development

Research and development expenses incurred during the six month period ended June 30, 2011 decreased from $18,600 in 2010 to $3,000 in 2011.  While the Company will continue to conduct research to improve its products and their performance, it believes it has developed proven products that have commercial value in its targeted markets.

Liquidity and Capital Resources

The Company had $59,524 in cash as of June 30, 2011, compared to $178,992 at December 31, 2010.  We had a net loss of $1,765,542 for the six months ended June 30, 2011, compared with net income of $3,623,194 for the six months ended June 30, 2010.  The net income (loss) per share for the first six months of 2011 and 2010 was $(0.09) and $0.18 per share, respectively.  The majority of the change is attributable to the recording of the derivative liability to fair market value as described above.

Net cash used in operating activities in the six month period ended June 30, 2011 was $835,089, an 8% increase, compared to $775,866 for the same period in 2010.  The majority of the change in cash used for the current period was related to the recording of the debt discount, a decrease in inventory levels and the decrease in advanced deposits due to the sale of equipment and the increase in accrued interest.

At June 30, 2011, the Company’s net inventory was $1,392,275, representing a decrease of approximately $416,000, from the $1,808,084 on hand at December 31, 2010.  The Company has finalized the sale of equipment to an international beverage company and continues to utilize the resources on hand.  The Company also recognized a reduction of approximately $235,000 in the net realizable value of its inventory.

The Company used $18,142 in cash flows from investing activities during the period ended June 30, 2011 as compared to $4,653 used in the same period in 2010.  The cash flows from investing activities consisted of expenditures related to intellectual property.

Cash flows from financing activities provided the Company $733,763 for the period ended June 30, 2011 compared with $650,200 provided the Company during the same period in 2010.  The Company received proceeds of $773,763 from the receipt of short term advances from a related party during the six months ended June 30, 2011.

We currently do not have sufficient funds to operate our business without additional funding.  We do not have any written agreements in place for additional funding.  Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues.  Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months.  Our convertible notes payable with Water Science will become due in December 2011, which will require cash of approximately $5,584,000, plus interest, in order to satisfy the debts, if the note is not extended or converted into common stock.  We anticipate that we may need an additional $1,500,000 or more in future funding to execute our business plan over the next twelve months. Moreover, if we able to expand our sale of EW machines as anticipated, we may need significant additional working capital to fund that expansion.  We do not have arrangements in place to provide us with this funding or any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  Note 1 of the notes to consolidated financial statements in Part II, Item 7 of the Company’s Annual Report on Form 10-K, dated December 31, 2010, describes the significant accounting policies and methods used in preparation of our consolidated financial statements.  We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates.  There were no material changes in our judgments or estimates during the second quarter of 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The ASU is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance changes certain fair value measurement principles and disclosure requirements. The Company does not expect the amendments to U.S. GAAP to have a material impact on its results of operations, cash flows, or financial position.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The ASU is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity and states that an entity has the option to present the total of comprehensive income, the components of income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive are presented. The Company does not expect the amendments to U.S. GAAP to have material impact on its results of operations, cash flows, or financial position.

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

Forward-Looking Statements

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved.  Any one of those factors could cause actual results to differ materially from those projected herein.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements include our expectations regarding working capital requirements and future funding, our expectations regarding our internal controls, expectations regarding funding commitments, our expectations regarding reductions in deposits from Water Science, future inventory levels, future test results, and plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized.  Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risks associated with successfully developing our business in evolving markets, our need for additional capital, our continuing operating losses, the ability of our management to conduct distribution activities and sell products, possible failure to successfully develop new products, risks associated with litigation, risks associated with international transactions, vulnerability to competitors due to lack of patents on our products, and other risk factors listed in our annual report on Form 10-K for the year ended December 31, 2010 and our other SEC reports. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake.  The Company’s disclosure controls have been designed to provide reasonable assurance of achieving their objectives.

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On February 11, 2011, the Company filed a Verified Complaint for Damages (“Complaint”) in the Superior Court of Cobb County State of Georgia against Fieldale Farms Corporation (“Fieldale”).  The lawsuit seeks approximately $1,100,000 plus interest, which is the amount due under the agreement and an additional amount not less than $100,000 for the costs of EAU’s replacement of Fieldale equipment.  Pursuant to the agreement the Company leased and installed certain equipment to Fieldale.  In exchange, Fieldale agreed to pay the Company a monthly rental fee for a guaranteed term of four (4) years.  Although the Company and the Company’s technology performed in accordance with the agreement, Fieldale Farms cancelled the agreement in the fourth quarter of 2009.  While we are unable at this time to estimate the likelihood of a favorable outcome in this matter, we intend to prosecute vigorously our claims against Fieldale.  In March 2011, the Company received an Answer and Counterclaim, wherein Fieldale alleges that the Company caused damage to other equipment and property of Fieldale and seeks to recover its actual damages estimated at $400,000.  The Company disputes the claim and will vigorously defend against the claim

ITEM 1A.  RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     RESERVED

ITEM 5.     OTHER INFORMATION

In January, February, March, May and June 2011, the Company obtained unsecured short term loans of $150,000, $150,000 and $115,000, $283,763 and $35,000 respectively, from Peter Ullrich a member of the Board of Directors of the Company.  The final agreements to document the loan have not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock at an exercise price of $1.00 per share.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

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

3(i).3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2007)
3(ii).1	Amended and Bylaws (Incorporated by reference from registration statement on current report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007)
31.1	Certification by Wade R. Bradley under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brian D. Heinhold under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Wade R. Bradley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Brian D. Heinhold pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**
Furnished herewith. Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAU TECHNOLOGIES, INC.

Dated: August 15, 2011	By:	/s/ Wade R. Bradley
Wade R. Bradley,
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian D. Heinhold
Brian D. Heinhold,
Chief Financial Officer
(Principal Financial Officer)