Form 10-Q
period 2011-09-30
EAU TECHNOLOGIES, INC.
filed 2011-11-14
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

for the quarterly period ended September 30, 2011

or

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

As of November 10, 2011, the Registrant had 20,006,168 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2011

INDEX

		PAGE
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets – September 30, 2011 and December 31, 2010	3-4

	Statements of Operations – Three and nine months ended September 30, 2011 and 2010	5

	Statement of Stockholders’ Equity (Deficit) – Nine months ended September 30, 2011	6

	Statements of Cash Flows – Nine months ended September 30, 2011 and 2010	7-8

	Notes to Financial Statements	9-14

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	21

ITEM 4T.	Controls and Procedures	22

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	23

ITEM 1A.	Risk Factors	23

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Reserved	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits	24

SIGNATURES		25

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2011	2010
CURRENT ASSETS	(Unaudited)
Cash	$368,729	$178,992
Accounts receivable, net	18,300	25,119
Accounts receivable – related party, net	6,824	6,111
Prepaid expense	29,133	42,852
Inventory, net	1,413,795	1,808,084

Total current assets	1,836,781	2,061,158

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $117,805 and $111,669	2,916	9,052

LEASED EQUIPMENT, net of
accumulated depreciation of $489,568 and $449,688	616,241	656,121

OTHER ASSETS
Deposits	8,838	8,838
Intellectual property, net	119,415	101,190

Total other assets	128,253	110,028

Total assets	$2,584,191	$2,836,359

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30,	December 31,
	2011	2010
CURRENT LIABILITIES	(Unaudited)
Accounts payable	$387,837	$533,069
Accrued expenses	350,849	341,713
Accrued interest	1,381,192	978,622
Warranty reserve	120,000	72,796
Advance deposits on machine orders	420,972	446,606
Advance deposits on machine orders – related party	679,630	329,630
Unsecured short term loans – related party	783,763	50,000
Convertible notes payable – related party, net of discounts of $115,236 and $633,801	4,684,764	4,166,199

Total current liabilities	8,809,007	6,918,635

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 20,006,168 and 20,006,168 issued and outstanding, respectively	2,001	2,001
Additional paid in capital	42,482,948	42,368,794
Accumulated deficit	(48,709,765)	(46,453,071)

Total stockholders’ equity (deficit)	(6,224,816)	(4,082,276)

Total liabilities and stockholders’ equity (deficit)	$2,584,191	$2,836,359

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

NET REVENUES – RELATED PARTY	$-	$41,667	$-	$166,294

NET REVENUES	556,224	70,560	1,258,390	247,966

TOTAL REVENUES	556,224	112,227	1,258,390	414,260

COST OF GOODS SOLD	138,356	86,736	819,734	236,369

GROSS PROFIT	417,868	25,491	438,656	177,891

OPERATING EXPENSES
Depreciation and amortization	2,246	3,884	7,154	11,653
Research and development	5,376	-	8,376	1,852
General and administrative	587,825	596,832	1,756,647	1,928,751

Total operating expenses	595,447	600,716	1,772,177	1,942,256

LOSS BEFORE OTHER INCOME (EXPENSE)	(177,579)	(575,225	(1,333,521	(1,764,365)

OTHER INCOME (EXPENSE)
Interest expense	(313,628)	(112,054	(923,244	(313,307)
Interest income	56	36	71	62
Gain (loss) on derivative liability	-	216,465	-	5,230,026

Total other income (expense)	(313,572)	104,447	(923,173	4,916,781

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(491,151)	(470,778	(2,256,694	3,152,416

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(491,151)	$(470,778	$(2,256,694	$3,152,416

EARNINGS PER SHARE
BASIC	$(0.02)	$(0.02	$(0.11	$0.16
DILUTED	N/A	N/A	N/A	$0.16

WEIGHTED AVERAGE OF SHARES OUTSTANDING	20,006,168	20,006,168	20,006,168	19,980,014

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK		ADDITIONAL
			PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2010	20,006,168	$2,001	$42,368,794	$(46,453,071)	$(4,082,276)

Vesting of options for services (unaudited)	-	-	114,154	-	114,154

Net loss for the nine months ended September 30, 2011 (unaudited)	-	-	-	(2,256,694)	(2,256,694)

Balance, September 30, 2011 (unaudited)	20,006,168	$2,001	$42,482,948	$(48,709,765)	$(6,244,816)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,256,694)	$3,152,416
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47,034	53,769
Options vested or issued for services	114,154	147,771
Discount of note payable	518,565	-
Changes in operating assets and liabilities:
Decrease in restricted cash	-	240,000
Decrease (increase) in accounts receivable	6,819	(8,500)
Decrease (increase) in accounts receivable – related party	(713)	748
Decrease in pre-paid expense	13,719	15,919
Decrease in inventory	394,289	166,653
(Increase) in deposits	-	(26,619)
(Decrease) in accounts payable	(145,232)	(12,468)
Increase (decrease) in warranty reserve	47,204	(10,281)
Increase (decrease) in advance deposits for machine orders	(25,634)	404,800
Increase (decrease) in advance deposits for machine orders – related party	350,000	(20,356)
Increase in accrued expenses	9,136	24,206
Increase in accrued interest	402,570	309,377
(Decrease) in deferred revenue	-	(141,667)
(Decrease) in derivative liability	-	(5,230,027)
Net cash (used) in operating activities	(524,783)	(934,259)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	-
Intellectual property disbursements	(19,243)	(6,426)
Net cash (used) in investing activities	(19,243)	(6,426)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of note payable – related party	733,763	905,000
Proceeds from issuance of common stock – related party	-	100,200
Net cash provided by financing activities	733,763	1,005,200
NET INCREASE IN CASH	189,737	64,515
Cash and cash equivalents, beginning of period	178,992	181,481

Cash and cash equivalents, end of period	$368,729	$245,996

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	Nine Months Ended September 30,
	2011	2010
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$2,109	$3,930
Income Taxes	$-	$-

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

Certain prior period amounts have been reclassified in the condensed financial statements to conform to current period presentation.

NOTE 2 - INVENTORIES

The composition of inventories is as follows at:

	September 30,	December 31,
	2011	2010
Finished goods	$803,804	$1,012,994
Raw materials	1,009,991	1,195,090
Allowance for obsolete inventory	(400,000)	(400,000)

	$1,413,795	$1,808,084

NOTE 3 – WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of three years.  The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs.  Costs accrued in the current period are reflected in general and administrative expenses.  If actual results differ from the estimates, the Company would adjust the estimated warranty liability.  Changes in the warranty reserve for the nine months ended September 30, 2011 are as follows:

Warranty reserve at beginning of period	$72,796
Costs accrued for additional warranties	51,193
Service obligations honored	(3,989)
Warranty reserve at end of period	$120,000

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

The amendments agreed to in October 2010 deleted the anti-dilution protection for subsequent equity offerings contained in the notes and terminated the registration rights agreement contained in both agreements.  Due to this change the “round down” provisions were eliminated.  This has resulted in the Company no longer recording a derivative liability.  The Company recorded a gain of $5,230,027 in the change of the derivative liability to fair market value for the nine month period ended September 30, 2010.

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

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  The agreement allows for a pro-rated refund during the first 5 years under certain circumstances.  The Company recognized income from this agreement over the first 5 years of the agreement.  As of December 31, 2010, the deferred revenue had been fully recognized.  The Company recognized $141,667 in the period ended September 30, 2010.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  The Company did not have any sales to Water Science during the nine months ended September 30, 2011 and had sales of $24,627 for the same period in 2010.  The Company has received and recorded $679,630 in advance deposits from Water Science on machine orders at September 30, 2011.

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

Advances – Periodically throughout the year, the Company advances employees cash for certain reimbursable expenses.  As of September 30, 2011 and December 31, 2010, the Company had advances to employees in the amount of $6,824 and $5,500, respectively.

Employee Options – In December 2007, the Company granted 480,260 options to various employees.  The options are for a term of ten (10) years and which now have an exercise price of $0.31 per share.  The options vest over a period of four (4) years.   The options were valued using the Binomial model with the following assumptions:  risk free rate of 2.1%, volatility at 201.13% and the stock price at $0.31.  The value of each option is approximately $0.31 per option.  The Company recognized $56,032 in stock option expense related to the options for the nine months ended September 30, 2011.

In November 2007, the Company granted 530,000 options to Douglas Kindred, in connection with the appointment of Mr. Kindred as Chief Technology Officer.  The options are for a term of ten (10) years and which now have an exercise price of $0.31 per share.  The options vest over a period of four (4) years.   The options were valued using the Binomial model with the following assumptions:  risk free rate of 2.1%, volatility at 199.88% and the stock price at $0.31.  The value of each option is approximately $0.31 per option.  The Company recognized $52,068 in stock option expense related to the options for the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Company recognized an additional $6,054 in expense related to the adjusting of certain options and warrants issued to employees and Directors.

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

NOTE 7 – GOING CONCERN

The Company has incurred significant losses and has had negative cash flows from operations.  As a result, at September 30, 2011, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations.  We currently do not have sufficient funds to operate our business without additional funding.  We do not have any written agreements in place for additional funding.  Management will continue to seek to obtain sufficient funding for its operations through either debt or equity financing.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses.

The Company estimates that it will need up to $1,500,000 for the upcoming twelve months to execute our business plan and an additional $5,584,000, plus interest, in order to satisfy our senior notes payable with Water Science, which becomes due in December 2011, if the note is not converted into common stock or refinanced.  Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

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

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based-Compensation Expense

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement method to account for stock-based compensation. The Company uses the Binomial valuation formula, which is a closed-form model that uses an equation to determine the estimated fair value of stock options.  Stock-based compensation expense recognized for the nine month period ended September 30, 2011 and 2010 was $114,154 and $147,771, respectively, related to employee stock options issued and vesting during the period.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net Income (loss) (numerator)	$(491,151)	$(470,778)	$(2,256,694)	$3,152,416
Shares (denominator)
Basic	20,006,168	20,006,168	20,006,168	19,980,014
Diluted	N/A	N/A	N/A	19,980,014
Per share amount
Basic	$(0.02)	$(0.02)	$(0.11)	$0.16
Dilutive	N/A	N/A	N/A	$0.16

The Company’s outstanding stock options and warrants have been excluded from the basic net loss per share calculation for the three and nine months ended September 30, 2011, because they are anti-dilutive.

The following table is a summary of the status of the warrants and options granted and outstanding at September 30, 2011:

	Number	Weighted
	of Options	Average Exercise
	and Warrants	Price
Outstanding at beginning of period	9,185,991	$0.32
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	50,000	1.88
Outstanding at end of period	9,135,991	$0.31

A summary of the status of the warrants outstanding at September 30, 2011 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of		Weighted-Average	Weighted-Average		Weighted-Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$0.01-0.50	9,135,991	4.4 years	$0.31	8,967,426	$0.31

The fair value of each warrant granted is estimated on the date granted using the Binomial pricing model, with the following assumptions used for the grants: risk-free interest rate of 1.15%, expected dividend yield of zero, expected lives of five years and expected volatility of 246%.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9 – SUBSEQUENT EVENTS

In October 2011, the Company shipped two test units to an international manufacturer of food processing equipment.  Revenues from the sale of these units will be recognized during the fourth quarter of 2011.

In accordance with ASC 855, management evaluated events subsequent to September 30, 2011 and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

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

Food and Beverage Processing.  The Company entered into a non-exclusive commercial relationship with an international manufacturer of food processing equipment and a well known systems integrator in the food and beverage industry.  In connection with the agreement, the international manufacturer of food processing equipment ordered two Empowered Water Generator systems.  We shipped the systems during the fourth quarter of 2011.

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

In August 2010, the Company received its first purchase orders from the international beverage company.  EAU installed its environmentally friendly Empowered Water™ CIP Systems at three of the company’s bottling plants and recorded revenue from the sale of these systems during the first quarter 2011.

Dairy Cattle.  The Company commenced hydration and production tests on dairy cattle in 2006.  Initial results indicated an increase in milk production and milk fat while maintaining the protein content.  In August 2008, we reached an agreement with a dairy located in Georgia to begin paying for the use of our equipment.    During the first quarter of 2009, the Company installed a second unit at the dairy located in Georgia to provide our fluids to all of the cows on the dairy.  EAU is currently receiving minimal revenues in a commercial capacity.  We will continue to do more clinical research and field testing in the dairy market in order to support a full industry rollout.

In April 2011, the Company signed a purchase agreement with Fonterra Co-Operative Group Limited, New Zealand for a Dairy Drinking Water System to be used in a new 3,000 cow dairy in Yutian, China.  We shipped the system in August 2011.  We have recognized revenues from the sale of this system during the current period.

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

Financial Position

The Company had $368,729 in cash as of September 30, 2011, compared to $178,992 at December 31, 2010.  The Company has received and recorded $679,630 in advance deposits from Water Science on machine orders at September 30, 2011.  This will be reduced as the Company delivers machines on order to Water Science, a related party.  Water Science, who has exclusive rights to sell our products in Central and South America, is also an affiliate of the Company, and by agreement may purchase machinery from us at cost plus 25 percent.  At September 30, 2011, our stockholders’ deficit was $6,224,816.

Results of Operations for the Three months ended September 30, 2011 and 2010

Revenues and Net Income

The Company had total revenues of $556,224 for the three months ended September 30, 2011, which represents an increase of $443,997 from the $112,227 in total revenues for the same period in 2010.  During the current three month period the Company shipped a dairy system that was placed on order earlier in the year.

The net loss for the period was $491,151 as compared to $470,778 during the same period in 2010.  In addition to the increase to revenues as stated above, the current period results include $313,628 in interest expense, compared to $112,054 in 2010.  This change is due to interest expense related to the additional notes payable and the interest expense related to the debt discount of the note payables adjusted in 2010.  Also, during the three months ended September 30, 2010 the Company recognized a non-cash gain on a derivative liability of $216,465.  This liability was extinguished during 2010 and no gains or losses were recorded during the current three month period.

General and Administrative Expenses

The Company’s general and administrative expenses were slightly lower as compared to the prior year.  Expenses totaled $587,825 during the three months ended September 30, 2011, compared to $596,832 during the three months ended September 30, 2010.  General and administrative expense for 2011 consists primarily of payroll and other compensation expense of $307,689, legal and professional fees of $28,241, expense related to granting and vesting of stock and options of $36,033 and insurance expense of $89,665.

Research and Development

Research and development expenses incurred during the three month period ended September 30, 2011 increased from $0 in 2010 to $5,376 in 2011.  While the Company will continue to conduct research to improve its products and their performance, it believes it has developed proven products that have commercial value in its targeted markets.

Results of Operations for the Nine months ended September 30, 2011 and 2010

Revenues and Net Income

The Company had total revenues of $1,258,390 for the nine months ended September 30, 2011, which represents an increase of $844,130 from the $414,260 in total revenues for the same period in 2010.  These results reflect the ongoing efforts to execute our business plan and increase market share.  The majority of the revenues are from the ongoing leasing of a dairy system and sale of a new EW water system in the dairy market and in the sales into the CIP market.

Due to the change in fair market value of the derivative liability during the nine months ended September 30, 2010, the Company had net income of $3,152,416 from continuing operations, or a gain of $0.16 per share.  This compares with a current net loss from continuing operations of $2,256,694, or $0.11 per share.  During 2010, the derivate liability was removed and no gain or loss has been recorded in 2011.  For the nine months ended September 30, 2010, the Company recognized a gain of $5,230,026 related to the derivative liability.  Excluding this gain on the derivative liability the Company would have had a net loss of $2,077,610, or $0.10 per share in 2010 as compared to the above stated loss of $2,256,694, or $0.11 per share.  The Company also recognized a reduction of approximately $235,000 in the net realizable value of its inventory, which increased our cost of goods sold.  The current period results include $923,244 in interest expense, compared to $313,307 in 2010.  This is due to interest expense related to the additional notes payable and the amortizing of the debt discount of the note payables adjusted in 2010.  See below for a reconciliation of our non-GAAP financial measures.

General and Administrative Expenses

The Company’s general and administrative expenses decreased for the nine months ended September 30, 2011 as compared to the prior year.  Expenses totaled $1,756,647 during the nine months ended September 30, 2011, compared to $1,928,751 during the nine months ended September 30, 2010.  General and administrative expense for 2011 consists primarily of payroll and other compensation expense of $962,860, legal and professional fees of $120,091, expense related to granting and vesting of stock and options of $114,154 and insurance expense of $262,468.

Research and Development

Research and development expenses incurred during the nine month period ended September 30, 2011 increased from $1,852 in 2010 to $8,376 in 2011.  While the Company will continue to conduct research to improve its products and their performance, it believes it has developed proven products that have commercial value in its targeted markets.

Non-GAAP Reconciliations

Our results of operations for prior years were impacted by the recognition of gains and losses from the derivative liability, which was eliminated in late 2010.  We experienced significant gains in the derivative in fiscal 2010 that will not recur in fiscal 2011.  Management believes that adjusting its net income (loss) and basic income (loss) per share to remove the impact of these gains provides an important perspective of underlying business trends and results and provides meaningful supplemental information to both management and investors that is indicative of the performance of the company’s underlying operations and facilitates comparison on a year-over-year basis. These financial measures should not be used as a substitute in assessing the Company's results of operations at September 30, 2011 and 2010. An analysis of any non-GAAP financial measures should be used in conjunction with results presented in accordance with GAAP.  As a result, in the table below, the results for the first nine months of fiscal 2010 are adjusted to remove gains recorded on the adjustments to the derivative liability.  Set forth below is a reconciliation of actual net income (loss) from continuing operations, net income (loss) and basic income (loss) per share to adjusted results for these measures for the periods presented:

Nine Months Ended September 30, 2010

		Adjustment for	Non-GAAP,
	Actual	Derivative	As Adjusted
Net income (loss)	$3,152,416	$(5,230,026)	$(2,077,610)
Basic income (loss) per share	$0.16	$(0.26)	$(0.10)

Liquidity and Capital Resources

The Company had $368,729 in cash as of September 30, 2011, compared to $178,992 at December 31, 2010.  We had a net loss of $2,256,694 for the nine months ended September 30, 2011, compared with net income of $3,152,416 for the nine months ended September 30, 2010.  The net income (loss) per share for the first nine months of 2011 and 2010 was $(0.11) and $0.16 per share, respectively.  The majority of the change is attributable to the recording of the derivative liability to fair market value as described above.

Net cash used in operating activities in the nine month period ended September 30, 2011 was $524,783, a 44% decrease, compared to $934,259 for the same period in 2010.  The majority of the change in cash used for the current period was related to the increased revenues, the recording of the debt discount, a decrease in inventory levels and the increase in advanced deposits from a related party.

At September 30, 2011, the Company’s net inventory was $1,413,795, representing a decrease of approximately $394,000, from the $1,808,084 on hand at December 31, 2010.  The Company has finalized the sale of equipment to an international beverage company and continues to utilize the resources on hand.  The Company also recognized a reduction of approximately $235,000 in the net realizable value of its inventory.

The Company used $19,243 in cash flows from investing activities during the period ended September 30, 2011 as compared to $6,426 used in the same period in 2010.  The cash flows from investing activities consisted of expenditures related to intellectual property.

Cash flows from financing activities provided the Company $733,763 for the period ended September 30, 2011 compared with $1,005,200 provided the Company during the same period in 2010.  The Company received proceeds of $773,763 from the receipt of short term advances from a related party during the nine months ended September 30, 2011.

We currently do not have sufficient funds to operate our business without additional funding.  We do not have any written agreements in place for additional funding.  Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues.  Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months.  Our convertible notes payable with Water Science will become due in December 2011, which will require cash of approximately $5,584,000, plus interest, in order to satisfy the debts, if the note is not extended or converted into common stock or refinanced.  We anticipate that we may need an additional $1,500,000 or more in future funding to execute our business plan over the next twelve months. Moreover, if we able to expand our sale of EW machines as anticipated, we may need significant additional working capital to fund that expansion.  We do not have arrangements in place to provide us with this funding or any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.

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

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued revisions to the accounting guidance related to troubled debt restructuring. This new guidance is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. EAU adopted the new requirements in the third quarter of 2011 retrospectively as of January 1, 2011; however, the adoption of this guidance did not have a material effect on its financial position as of September 30, 2011 or its results of operations or cash flows for the nine months ended September 30, 2011.

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

Forward-Looking Statements

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved.  Any one of those factors could cause actual results to differ materially from those projected herein.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements include our expectations regarding working capital requirements and future funding, our expectations regarding our internal controls, expectations regarding funding commitments, our expectations regarding reductions in deposits from Water Science, future inventory levels, our expectations regarding revenues in the fourth quarter, future test results, and plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized.  Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risks associated with successfully developing our business in evolving markets, our need for additional capital, our continuing operating losses, the ability of our management to conduct distribution activities and sell products, possible failure to successfully develop new products, risks associated with litigation, risks associated with international transactions, vulnerability to competitors due to lack of patents on our products, and other risk factors listed in our annual report on Form 10-K for the year ended December 31, 2010 and our other SEC reports. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

On February 11, 2011, the Company filed a Verified Complaint for Damages (“Complaint”) in the Superior Court of Cobb County State of Georgia against Fieldale Farms Corporation (“Fieldale”).  The lawsuit seeks approximately $1,100,000 plus interest, which is the amount due under the agreement and an additional amount not less than $100,000 for the costs of EAU’s replacement of Fieldale equipment.  Pursuant to the agreement the Company leased and installed certain equipment to Fieldale.  In exchange, Fieldale agreed to pay the Company a monthly rental fee for a guaranteed term of four (4) years.  Although the Company and the Company’s technology performed in accordance with the agreement, Fieldale Farms cancelled the agreement in the fourth quarter of 2009.  While we are unable at this time to estimate the likelihood of a favorable outcome in this matter, we intend to prosecute vigorously our claims against Fieldale.  In March 2011, the Company received an Answer and Counterclaim, wherein Fieldale alleges that the Company caused damage to other equipment and property of Fieldale and seeks to recover its actual damages estimated at $400,000.  The Company disputes the claim and will vigorously defend against the claim.  In October 2011, the case was ordered to Habersham County.

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

EAU TECHNOLOGIES, INC.

Dated: November 11, 2011	By:	/s/ Wade R. Bradley
Wade R. Bradley,
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian D. Heinhold
Brian D. Heinhold,
Chief Financial Officer
(Principal Financial Officer)