Form 10-K
period 2011-12-31
EAU TECHNOLOGIES, INC.
filed 2012-04-16
CIK 1170816

THE UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐  No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”  “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
At March 30, 2012, 28,567,460 shares of the Registrant’s common stock, $0.0001 par value per share, were outstanding.  The aggregate market value of shares of common stock held by nonaffiliates as of June 30, 2011, was $2,066,418.

Documents Incorporated By Reference: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A “SAFE HARBOR” FOR FORWARD LOOKING STATEMENTS.  This Form 10-K contains statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words.  Forward-looking statements include statements about our expectations about reserves, patent protection, outsourcing, life spans of generators, losses, demand for our products, long-lived assets and internal controls.  Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements.  There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

●	Our ability to raise investment capital necessary to continue to fund our operations and product development activities.

●	Our ability to adequately manage and fund the development of our business.

●
The introduction of new laws, regulations or policies that could affect our products or our business practices.  These laws, regulations or policies could impact our industry as a whole, or could impact only those portions in which we are currently active.

●	Our ability to continue to develop our products and to develop products and services that will be accepted by our customers.

●
Changes in economic conditions, including changes in interest rates, financial market performance and our industry.  These types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in a unique manner.

●	Changes in relationships with customers and/or suppliers: an adverse change in our relationships with customers and/or suppliers would have a negative impact on our earnings and financial position.

●	Our ability to protect our intellectual property and trade secrets in order to maintain an advantage over our competitors.

●	Our failure to achieve and maintain effective internal control over financial reporting.

●	Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

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

Food and Beverage Processing. The Company entered into a non-exclusive commercial relationship with an international manufacturer of food processing equipment.  In connection with the agreement the company ordered two Empowered Water Generator systems.  We shipped the systems during the fourth quarter of 2011.  An additional two units were ordered in the first quarter of 2012.

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

In April 2011, the Company signed a purchase agreement with Fonterra Co-Operative Group Limited, New Zealand for a Dairy Drinking Water System to be used in a new 3,000 cow dairy in Yutian, China.  We shipped the system in August 2011 and installed the system in December 2011.  We recognized revenues from the sale of this system during the third and fourth quarters of 2011.  We expect to receive minimal ongoing revenues during 2012.

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

We began receiving revenues of approximately $27,500 per month from this facility in February 2009.  Per the terms of the agreement, we were to help the plant achieve Category 1 compliance for post-chill microbial performance.  The plant completed a USDA test set October 2009 with the result that it met the Category 1 requirements for that test set.  Fieldale indicated that it was suspending the agreement as of November 23, 2009 and ceased making payments.  In February 2011, the Company filed a complaint in the Superior Court of Cobb County Georgia against Fieldale for breaching the agreement.  (See Part I, Item 3 - Legal Proceedings)

Agriculture. In 2006 we made initial sales to Water Science, LLC, a Florida limited liability company (“Water Science”) for the Latin American markets.  Water Science is a major shareholder of the Company and its managing member, Peter Ullrich, is a director of our company.  We have shipped a total of five P-1200s to Ecuador, Mexico, Columbia, Costa Rica and Holland for trials and Water Science internal use.  Water Science is utilizing the technology for its own flower and agricultural endeavors.  Further studies are being done as each country that has the Empowered Water™ technology ramps up for their own outside sales efforts.

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

EW Fluids

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

●
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

●
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

●
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

Grocery Store Produce and Meat Departments - Empowered Water™ has been used in various areas of Grocery stores such as, floral, fresh cut produce and leafy vegetable rinse area.   Empowered Water™ may also be used by grocery store meat departments as a cleaning agent and disinfectant on cutting surfaces where multiple products, such as beef, poultry and seafood are cut and packaged, and where cross contamination commonly occurs.  Using our electrolyzed fluids, a store’s processing machinery and floor surfaces can be cleaned and sanitized without the use of toxic chemicals.

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

Our solutions provide an ecologically safe alternative to toxic cleaning chemicals and pesticides. We have identified a large number of potential markets for our products within specific industry channels, but to date we have focused initially on developing and marketing in the dairy production and processing, meat and poultry processing, clean in place (CIP) applications initially in liquid food and beverage processing and agricultural grow-out industries.

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

Research and Development

The goal of our research and development activities is to further the introduction of environmentally safe products for our customers that address the limitations and dangers caused by chemical sanitizers.  Our efforts are focused on researching and testing the cleaning and sanitizing characteristics of electrolyzed water with varying electrical charges and pH levels.  Our research focuses on the ability and range of efficacy of our electrolyzed water to kill specific microorganisms.  We are attempting to develop new technologies, applications and products that will:

●	generate electrolyzed water that has a longer shelf life;
●	show value add propositions through commercial installations;
●	sanitize agricultural products;
●	enhance current products for further use in carpet cleaning;
●	sanitize and disinfect hard and soft surfaces;
●	find more efficient ways to apply our effective solutions;
●	provide a superior dairy drinking water product.

Our research and development expenditures totaled approximately $38,000 for the year ended December 31, 2011, and $2,000 in 2010.

Employees

As of December 31, 2011 we had 9 full-time employees and 2 contractors.  As our business grows, we anticipate that we will need to employ additional project managers, field technicians, salaried clerical staff and sales personnel.  We believe that our relationships with our employees are good.

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

We have received a report from our independent auditors on our financial statements for fiscal years ended December 31, 2011 and 2010 which contains a modification indicating substantial doubt about the Company’s ability to continue as a going concern. In addition, the footnotes to our financial statements list factors, including recurring losses since incorporation, which raise substantial doubt about our ability to continue as a going concern.

We will need substantial additional funds that we may not be able to acquire.

We do not receive sufficient revenues to fund all of our operational needs.  The majority of our funding has come from shareholders.  We currently have sufficient funds to operate our business until the second quarter of 2012.  We do not have any agreements in place for additional funding.  We may not have enough funding for operations to fund our business until it is developed enough to bring the business plan to maturity.  Our cash requirements may vary materially from those now planned as a result of marketing efforts, relationships with suppliers, changes in the direction of our business strategy, and/or competitive and technical advances for electrolyzed water as a sanitizer. We may not be able to continue to improve or develop successful electrolyzed water products. In addition, it may be more costly than we have anticipated developing new products. We may incur costs that are necessary to comply with governmental requirements. For example, we may be required to obtain approval from the U.S. Food and Drug Administration for our current or planned products. We may require substantial additional funding for our operating expenses and for marketing and sales programs. We may not be able to obtain adequate funds for these purposes when we need them or on acceptable terms.

It is difficult for third parties to evaluate our likely future performance because we are still developing our markets.

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

Most of our products are not patented which creates vulnerability to competitors.

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

We are exposed to unique risks from operations in China which could affect our operations

Our international operations expose us to a wide variety of risks including increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater inflationary pressures.  Changes may occur in foreign trade and investment laws in the territories and countries where we will operate.  United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment.  Any of these factors could adversely affect our revenues and profits.

We are subject to risk of political instability and trade sanctions within China.  Since 1949, China has been primarily a planned economy subject to a system of macroeconomic management.  Although the Chinese government still owns a significant portion of the productive assets in China, economic reform policies since the late 1970s have emphasized decentralization, autonomous enterprises and the utilization of market mechanisms.  We cannot predict what affects the economic reform and macroeconomic measures adopted by the Chinese government may have on our business or results of operations.  As China shifts to a market economy, growing economic and social freedoms may conflict with the more restrictive political and governmental policies.

Further risks relating to international operations include, but are not restricted to, unexpected changes in legal and regulatory requirements, changes in tariffs, exchange rates and other barriers, political and economic instability, possible effects of war and acts of terrorism, difficulties in accounts receivable collections, difficulties in managing distributors or representatives, difficulties in staffing and managing international operations, difficulties in protecting our intellectual property overseas, seasonality of sales and potentially adverse tax consequences.  Any of these factors could adversely affect our revenues and profits. Additional risks include, but are not limited to the following:

●
We may be sensitive to a slowdown in economic growth or other adverse changes in the China economy.  This is particularly true in light of current financial and economic uncertainties.  A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in China may materially reduce the demand for our services and materially and adversely affect our business.

●	A 2006 regulation establishes more complex procedures in the PRC for acquisitions conducted by foreign investors, which could make it more difficult for us to pursue growth through acquisitions.

●	New political and economic policies of the PRC government could affect our business.

●
The PRC legal system embodies uncertainties which could limit the legal protections available to us. The PRC legal system is a civil law system based on written statutes.  Unlike common law systems, it is a system in which decided legal cases have little precedential value.  In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general.  We are subject to laws and regulations applicable to foreign investment in mainland China.  However, these laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties.  These uncertainties could limit the legal protections available to us and other foreign investors.

Any of these actions could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

Given the relatively minimal public float and trading activity in the Company's securities, there is little likelihood of any active and liquid public trading market developing for its shares. If such a market does develop, the price of the shares may be volatile. Since the shares do not qualify to trade on any national securities exchange, if they do actually trade, the only available market will continue to be through the OTC Markets. It is possible that no active public market with significant liquidity will ever develop. Thus, investors run the risk that investors may never be able to sell their shares.

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

There has been a very limited market for the Company's common stock. Accordingly, although quotations for the Company's common stock have been, and continue to be, published on the OTC Markets.  These quotations, in light of the Company's operating history, continuing losses and financial condition, are not necessarily indicative of the value of the Company. Such quotations are inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

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

Our securities are subject to the “penny stock” rules, which apply generally to equity securities with a price of less than $5.00 per share, other than securities registered on certain national exchanges or quoted on the NASDAQ Capital Market. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to the broker-dealer and the registered underwriter, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As such, the "penny stock" rules may restrict the ability of purchasers in this offering to sell the common stock in the secondary market. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers willing to engage in the trading of our shares. This results in reduced liquidity and an increase in the spread between the bid and ask price.  Investors should be aware that the level of trading activity on the secondary market can be very illiquid and investors may find it expensive and difficult to sell their shares.

Sales of a substantial number of restricted shares that will be eligible for sale could adversely affect the price of our common stock.

We have issued shares of "restricted" common stock in consideration for proprietary rights, business plans, organizational services and expenses and cash in private placements. Many of the shares are held by persons who are officers, directors and/or control persons of the Company and who hold such shares as "restricted securities", as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended. These securities held by officers, directors and/or control persons may be sold in compliance with Rule 144 which provides, in essence, that officers and directors and others holding restricted securities may each sell, in brokerage transactions, an amount equal to 1% of the company's total outstanding common stock every three months. In addition, Rule 144 provides that shares must not be sold until they have been held for a period of at least six months from the date they were fully paid for. The possible sale of these restricted securities under Rule 144 may, in the future, have a depressive effect on the price of the company's Common Stock in any public market which may develop, assuming there is such a market, of which there can be no assurance.  Furthermore, persons holding restricted securities for six months who are not "affiliates" of the company, as that term is defined in Rule 144, may sell their securities pursuant to Rule 144 without any restrictions and/or limitations on the number of shares sold.

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

ITEM 3.  LEGAL PROCEEDINGS

On February 11, 2011, the Company filed a Verified Complaint for Damages (“Complaint”) in the Superior Court of Cobb County State of Georgia against Fieldale Farms Corporation (“Fieldale”).  The lawsuit seeks approximately $1,100,000 plus interest, which is the amount due under the agreement and an additional amount not less than $100,000 for the costs of EAU’s replacement of Fieldale equipment.  Pursuant to the agreement the Company leased and installed certain equipment to Fieldale.  In exchange, Fieldale agreed to pay the Company a monthly rental fee for a guaranteed term of four (4) years.  Although the Company and the Company’s technology performed in accordance with the agreement, Fieldale Farms cancelled the agreement in the fourth quarter of 2009.  While we are unable at this time to estimate the likelihood of a favorable outcome in this matter, we intend to prosecute vigorously our claims against Fieldale.  In March 2011, the Company received an Answer and Counterclaim, wherein Fieldale alleges that the Company caused damage to other equipment and property of Fieldale and seeks to recover its actual damages estimated at $400,000.  The Company disputes the claim and will vigorously defend against the claim.  In October 2011, the case was moved from Cobb County to Habersham County.

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

In December 2011, Theodore Jacoby, a director of the Company, purchased 161,291 shares of common stock of the Company for $50,000 at a price of $0.31 per share.

In December 2011, Peter Ullrich, a director of the Company, agreed to exercise 5,806,452 shares of common stock of the Company for $1,800,000, or $0.31 per share.  The principle amount of two loans with total value of $1,800,000 was used as consideration for the exercise price.  Mr. Ullrich also agreed to purchase 2,593,549 shares of the Company’s common stock for $804,000, or $0.31 per share, which Mr. Ullrich had advanced to the Company during 2011.

In December 2011, the Compensation Committee of the Board of Directors of the Company authorized the Company to grant each director 96,775 warrants for the purchase of common stock at $0.31 per share for each year of service the director has been a member of the Board, covering the years 2010, 2011 and 2012, pursuant to the Company’s Board of Directors compensation plan. The option will vest ratably over a period of two years from the date of when the option was earned. These grants were made pursuant to the annual directors’ compensation program approved by the Board in December 2007.

In December 2011, the Company entered into an agreement to convert $358,527 of accrued interest into a new convertible note.  Simple interest will accrue at a rate of 10% per annum on the unpaid principal amount outstanding and the loan will mature on November 30, 2013, at which time accrued interest and the outstanding principal balance shall be due.  The agreement contains an optional conversion right, whereby the Lender may convert all or any portion of the outstanding principal and interest due into shares of the Company’s common stock at a price per share equal to $1.00 per share.  In connection with the issuance of the convertible note, the Company granted a five year warrant to purchase up to 358,527 shares of the Company’s $0.0001 par value common stock with an exercise price of $0.31 per share.

In October, 2010, the Company entered into a loan agreement with Peter Ullrich, a related party.  The principal amount of the Note is $1,200,000 (“Note”).  The Note bears interest at a rate of 10% annually and will mature on December 1, 2011.  The Note was convertible into shares of the Company’s common stock at $1.00 per share and no principal or interest payments are due until maturity.  The principle of the Note was paid off with the exercising of certain warrants.

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

The table below sets forth the range of high and low closing prices of our common stock as reported on the OTC Markets, for the last two years.  Common stock began trading publicly during May 2004.

	EAU Technologies, Inc. Common Stock
	High	Low
Year Ended December 31, 2011
Quarter Ended March 31, 2011	$0.31	$0.17
Quarter Ended June 30, 2011	0.45	0.25
Quarter Ended September 30, 2011	0.35	0.25
Quarter Ended December 31, 2011	0.35	0.20

	High	Low
Year Ended December 31, 2010
Quarter Ended March 31, 2010	$0.71	$0.17
Quarter Ended June 30, 2010	0.41	0.21
Quarter Ended September 30, 2010	0.42	0.15
Quarter Ended December 31, 2010	0.40	0.17

As the foregoing are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

As of December 31, 2011, the Company had approximately 375 record holders of common stock.

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

Our critical accounting policies and estimates include the following:

●	Revenue recognition;
●	Inventory valuation;
●	Impairment of long-lived assets; and
●	Allowances for doubtful accounts.

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

Commitments and Contingencies

On February 11, 2011, the Company filed a Verified Complaint for Damages (“Complaint”) in the Superior Court of Cobb County State of Georgia against Fieldale Farms Corporation (“Fieldale”).  The lawsuit seeks approximately $1,100,000 plus interest, which is the amount due under the agreement and an additional amount not less than $100,000 for the costs of EAU’s replacement of Fieldale equipment.  Pursuant to the agreement the Company leased and installed certain equipment to Fieldale.  In exchange, Fieldale agreed to pay the Company a monthly rental fee for a guaranteed term of four (4) years.  Although the Company and the Company’s technology performed in accordance with the agreement, Fieldale Farms cancelled the agreement in the fourth quarter of 2009.  While we are unable at this time to estimate the likelihood of a favorable outcome in this matter, we intend to prosecute vigorously our claims against Fieldale.  In March 2011, the Company received an Answer and Counterclaim, wherein Fieldale alleges that the Company caused damage to other equipment and property of Fieldale and seeks to recover its actual damages estimated at $400,000.  The Company disputes the claim and will vigorously defend against the claim.  In October 2011, the case was moved from Cobb County to Habersham County.  The outcome of this legal action and potential impact on the Company’s financial statements is not readily determinable.

In December 2010, the Company entered into a Second Amended and Restated License Agreement with Zerorez Franchising Systems, Inc. (“Zerorez”).  The agreement amended the previous agreements with Zerorez by expanding the license granted to Zerorez by allowing Zerorez to acquire and use commercial Electrolyzed Water Generators in connection with their performance of franchise services other than the Primacide Generators manufactured or sold by the Company.  The term of the agreement is for five years.  In exchange for the expanded license agreement, Zerorez paid to the Company cash consideration of $100,000.  Further, Zerorez released the Company from any liability in connection with the promissory note obligations with Zerorez and a disputed lease deposit.  Zerorez also agreed to pay to the Company the sum of $7,500 per calendar quarter, commencing with the first payment on October 1, 2011 and continuing on the first day of each calendar quarter thereafter for a period of five years.  In addition to the expanded license agreement the Company released and discharges Zerorez from any liability in connection with the EAU accounts receivable due from Zerorez Franchisees as of December 30, 2010.

In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  The agreement allows for a pro-rated refund during the first five years under certain circumstances.  The agreement provides termination rights by Water Sciences and a pro rata refund of the fee.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.

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

Financial Position

The Company had $84,328 in cash as of December 31, 2011, compared to $178,992 at December 31, 2010.  Our working capital deficit as of December 31, 2011 was $1,715,759 compared to a deficit of $4,857,477 at December 31, 2010. The primary reason for the change in our working capital deficit for the year ended December 31, 2011, was due to the conversion of $2,604,000 of debt to equity and the extension of $3,000,000 of a note payable.  The Company has received and recorded approximately $763,000 in advance deposits from Water Science on machine orders at December 31, 2011.  We expect this will be reduced as the Company delivers machines on order to Water Science, a related party.  Water Science, who has exclusive rights to sell our products in South America and Mexico, is also an affiliate of the Company, by agreement may purchase machinery from us at cost plus 25 percent.  Long term debt increased to $3,272,481 at December 31, 2011 from $0 at December 31, 2010.  Convertible debt decreased from $4,216,199 at December 31, 2010 to $3,272,481 at December 31, 2011.  At December 31, 2011 our stockholders’ deficit was $4,242,696.

Summary of select balance sheet information follows:
	December 31, 2011	December 31, 2010
Balance Sheet Data:
Cash	$84,328	$178,992
Total Current Assets	1,379,379	2,061,158
Total Assets	2,114,923	2,836,359
Total Current Liabilities	3,095,138	6,918,635
Long Term Debt	3,272,481	0
Total liabilities and stockholders’ equity	$2,114,923	$2,836,359

Results Of Operations For The Year Ended December 31, 2011 As Compared To The Year Ended December 31, 2010

Revenues and Net Loss - Net revenues for the year ended December 31, 2011, increased by $1,206,059, to $1,903,614, of which $3,192 are revenues from a related party, compared to revenues of $697,555 for the year ended December 31, 2010. The majority of the revenues are from the sale of our EW water systems in the Clean-in-Place (“CIP”) market ($998,000) and the dairy market ($805,000).  We expect continued growth in revenues from the CIP and dairy markets in 2012.

Our cost of sales increased by $651,158, to $1,199,061, for the year ended December 31, 2011. This is a 119% increase over the $547,903 cost of sales during the year ended December 31, 2010. This increase is attributable to the increased sales of our EW water systems.

For the year ended December 31, 2011, the Company had a net loss of $3,045,429, compared to net income of $2,352,988 for the year ended December 31, 2010. The change from net income to net losses is directly attributable to the elimination of the derivative liability.  The Company recorded a gain of $5,333,401 on the change in the fair value of the derivative liability at December 31, 2010.  Excluding the gain on the derivative liability the Company would have recognized a loss of $2,980,413 in 2010.

General and Administrative Expense – The Company incurred total general and administrative expenses of $2,533,881, a decrease of $5,253 over the $2,539,134 incurred in 2010.  General and administrative expenses for 2011 consist primarily of payroll and labor expense of $1,270,000, expenses related to stock options and warrants of $312,000, professional fees of $153,000, insurance expense of $355,000, and travel related expenses of $79,000.

During the year ended December 31, 2011, we expended approximately $153,000 in professional fees, which include legal and consulting fees. This was a decrease of $174,000 or 53%, from the $327,000 spent in 2010. This decrease is primarily due to the Company’s efforts to reduce costs and better utilize its own resources.

Research and Development - Our research and development expenses for the year ended December 31, 2011, were $37,641, an increase of $35,789, as compared to $1,852 for the year ended December 31, 2010.

Interest Expense - Our interest expense increased from $573,619 in 2010 to $1,169,158 in 2011.  During the year ended December 31, 2011, the Company raised money through the issuance of a convertible note payable.  Due to the attached warrants to the debt, the Company recorded a debt discount on the debt, which resulted in additional interest expense for the year.  The majority of the change in interest expense is related to the increased level of debt as well as the debt discount that was recorded and amortized during the period on the note agreed to in 2010.

Summary of select income statement information follows:

	Year Ended
	December 31,
	2011	2010	Better (Worse)	Percent Change

Revenue, net	$1,903,614	$697,555	$1,206,059	173%
Gross profit	$704,553	$377,045	$327,508	87%
Net income (loss)	$(3,045,429)	$2,352,988	$(5,398,417)	229%
Income (loss) per share	$(0.15)	$0.12	$(0.27)	225%

Liquidity And Capital Resources

We do not receive sufficient revenues to fund all of our operational needs.  The majority of our funding has come from shareholders.  We currently have sufficient funds to operate our business until the second quarter of 2012.  We do not have any agreements in place for additional funding.  We may not have enough funding for operations to fund our business until it is developed enough to bring the business plan to maturity.  Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues.  Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months.  We anticipate that we may need up to an additional $1,500,000 or more in future funding to execute our business plan over the next twelve months. Moreover, if we able to expand our sale of EW machines as anticipated, we may need significant additional working capital to fund that expansion.  We do not have arrangements in place to provide us with this funding or any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.

At December 31, 2011, we had cash of $84,328, compared to $178,992 at December 31, 2010.  We had a net loss of $3,045,429 for the year ended December 31, 2011 compared with net income of $2,352,988 for the year ended December 31, 2010.  The net loss per share for the year ended 2011 was $0.15 compared to net income per share of $0.12 for the same period in 2010.

Net cash used in operating activities for the year ended December 31, 2011 was $875,748, a 33% decrease, compared to $1,316,703 for the same period in 2010.  The primary changes to the cash flow from operating activities was a decrease in the advance deposits on machine orders of $432,536, an increase in the related party deposits on machine orders of $433,763, a decrease in inventory of $634,171 and an increase in accrued interest of $532,155.

The operating outflow of cash was reduced by the Company recognizing the expense of the vesting of warrants and stock options of $134,963.  The Company also recognized a non-cash increase from the discounting of the Company’s note payable to Water Science, LLC of $633,801.  (See Note 11 to the Company’s financial statements.)

At December 31, 2011, the Company’s net inventory was $1,173,913, representing a decrease of 35% from the $1,808,084 on hand at December 31, 2010.

Net cash used in investing activities during the period ended December 31, 2011 was $22,916 as compared to cash provided of $21,358 in the same period in 2010.  During 2011, the cash flows consisted of expenditures for patent work.

Cash flows from financing activities provided the Company $804,000 and $1,292,856 for the years ended December 31, 2011 and 2010, respectively.  This is primarily a result of the Company’s continued sales of its common stock and issuance of notes payable to fund operations.  During the years ended 2011 and 2010, the Company raised $0 and $100,200 from the sale of stock, respectively.  The Company also received $804,000 and $1,250,000 from the issuance of notes payable during 2011 and 2010.  During 2011, the Company converted the $804,000 in notes payables into common stock.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control – Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective to provide reasonable assurance based on those criteria.

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

ITEM 9B.  OTHER INFORMATION

In January, February and March, 2012, the Company obtained unsecured short term loans of $50,000, $100,000 and $175,000, respectively, from Peter Ullrich a member of the Board of Directors of the Company.  The final agreements to document the loans have not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock at an exercise price of $1.00 per share.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND COPORATE GOVERNANCE

Directors and Executive Officers

           The following table sets forth the names, age, and position of each of our directors and executive officers.

Name and Address	Age	Position and Office Held
Wade R. Bradley 1890 Cobb International Blvd. Kennesaw, GA 30152	51	Chief Executive Officer; Director

Brian D. Heinhold 1890 Cobb International Blvd. Kennesaw, GA 30152	39	Chief Financial Officer

Doug Kindred 1890 Cobb International Blvd. Kennesaw, GA 30152	57	Executive Vice President and Chief Technology Officer

Joseph A. Stapley 1890 Cobb International Blvd. Kennesaw, GA 30152	43	Senior Vice President of Investor Relations and Business Development

William J. Warwick 1063 Ocean Ridge Drive Wilmington, North Carolina 28405	76	Director

Peter Ullrich 1800 NW 89th Place Miami, FL 33172	69	Director

Theodore C. Jacoby, Jr. 1716 Hidden Creek Ct. St. Louis, MO 63131	71	Director

J. Leo Montgomery 1890 Cobb International Blvd. Kennesaw, GA 30152	71	Non-executive Chairman of the Board; Director

William J. Warwick, an independent board member who is also a member of the Company’s audit committee, is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated by the U.S. Securities and Exchange Commission.  Mr. Warwick is also a member of the Company’s Compensation Committee.

In April 2007, the Board of Directors of the Company appointed Peter Ullrich, as a member of the Board of Directors.

In September 2007, the Board of Directors of the Company appointed Ted Jacoby, Jr., as a member of the Board of Directors. The Board also appointed Mr. Jacoby as a member of the Audit Committee and the Compensation Committee.

In October 2007, the Board of Directors of the Company appointed J. Leo Montgomery as a member of the Board of Directors. The Board also appointed Mr. Montgomery as a member of the Audit Committee.  Mr. Montgomery serves as Non-Executive Chairman of the Board. In October 2009, Mr. Montgomery was appointed chairman of the Audit Committee.

In May 2011, Karl Hellman resigned as a director.

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

Committees

The Board of Directors maintains standing Audit and Compensation Committees.

Audit Committee. The Audit Committee, which consists of Theodore C. Jacoby, Jr., J. Leo Montgomery and William J. Warwick, serves as an independent and objective party to, among other things, review the Company’s financial statements and annual report, review and appraise the audit efforts of the Company’s auditors and pre-approve permissible services to be performed for the Company by its auditors, and is responsible for the appointment, compensation and oversight of the work of the independent public accountants which audit the Company’s financial statements. The primary function of the Audit Committee involves oversight functions to support the quality and integrity of the Company’s accounting and financial reporting processes generally. It should be noted, however, that the members of the Committee are not necessarily experts in the fields of auditing and accounting and do not provide special assurances on such matters. The Audit Committee met four times during 2011. The Board of Directors has determined that J. Leo Montgomery is an “audit committee financial expert” as that term is defined by applicable rules of the Securities and Exchange Commission. The report of the Audit Committee appears below in this Proxy Statement. A copy of the Audit Committee’s charter is included on the Company’s website at www.eau-x.com.

Compensation Committee. The Compensation Committee, consisting of Theodore C. Jacoby, Jr. and William J. Warwick, sets the compensation of executive officers and administers the Company’s incentive plans, including the Company’s stock option plans. The Compensation Committee met twice during 2011. The Compensation Committee has adopted a written charter, a copy of which is available on the Company’s website at www.eau-x.com. As set forth in the Compensation Committee charter, the Committee:
●
Has the authority to engage independent compensation consultants and legal advisors when determined by the Committee to be necessary or appropriate. In 2007, the Committee engaged a compensation consultant, Phillip Blount & Associates, Inc., to assist it with, among other things, research on appropriate director, executive and employee compensation levels.

●	Has the authority to delegate its responsibilities as it may deem appropriate, to the extent allowed under applicable law. The Committee generally does not delegate its responsibilities to others.

●
Requests that the Chief Executive Officer provide to the Committee his recommendations relative to compensation of other executive officers of the Company. The Committee meets in executive session to determine the compensation of the Chief Executive Officer of the Company.

Meetings and Attendance. The Board of Directors held three meetings during 2011. Each incumbent director attended at least 75 percent of the aggregate of the meetings of the Board of Directors and of the committees of which he was a member. The Company strongly encourages each Board member to attend the Company’s annual meeting of stockholders.

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

Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2011 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were completed, except the following: each of Messrs. Montgomery and Warwick filed a late Form 4 to report one option grant; Mr. Jacoby filed a late Form 4 to report one option grant and a purchase of stock from the Company; and Mr. Ullrich filed a late Form 4 to report a warrant purchase in October 2010, a warrant purchase, a warrant exercise and a convertible note purchase in December 2011, and one option grant.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Wade R. Bradley	2011	240,000	0.00	0.00	0.00		0.00	0.00	6,000	(1)	246,000
Chief Executive Officer	2010	240,000	0.00	0.00	1,107	(2)	0.00	0.00	6,000	(1)	247,107

Doug Kindred	2011	176,985	0.00	0.00	0.00		0.00	0.00	6,000	(1)	182,985
Chief Technology Officer	2010	176,985	0.00	0.00	1,304	(2)	0.00	0.00	6,000	(1)	184,289

Joe Stapley	2011	72,000	0.00	0.00	0.00		0.00	0.00	0.00		72,000
Senior Vice President, Investor Relations	2010	126,667	0.00	0.00	475	(2)	0.00	0.00	0.00		127,142

(1)	Other compensation consists of car allowances.
(2)	In September 2010, the Company’s Board of Directors amended certain stock options to reduce the exercise price to $0.31 per share.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding stock options and restricted stock held by the Company's Named Executive Officers at December 31, 2011.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Wade R. Bradley, Chief Executive Officer	500,000		0.31	11/6/2016

Doug Kindred, Chief Technology Officer	20,000 25,000 530,000		0.31 0.31 0.31	5/27/2015 6/1/2015 11/8/2017

Joseph Stapley, Senior Vice President, Investor Relations	25,000 25,000 159,230		0.31 0.31 0.31	5/27/2015 6/1/2015 12/6/2017

Employment Agreements

As of December 31, 2011, two executives had current employment agreements.

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

4. Inducement Stock Option Grant. Mr. Kindred is entitled to receive stock options to purchase 530,000 shares of the Company’s common stock. The options will not constitute incentive stock options under Section 422 of the Internal Revenue Code of 1986.  The options shall vest in installments in accordance with the schedule below:

●	132,500 shares shall vest on November 8, 2008

●	132,500 shares shall vest on November 8, 2009

●	132,500 shares shall vest on November 8, 2010

●	132,500 shares shall vest on November 8, 2011

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

8. Term. The employment agreement expires on the third anniversary of the Effective Date, subject to automatic renewal on each one-year anniversary thereafter for a one-year term unless either party has given the other 60 days’ prior written notice.

9. Severance. Mr. Kindred will be entitled to certain severance payments and other rights if his employment is terminated: (i) by the Company without “Cause,” as that term is defined in his agreement, or (ii) by Mr. Kindred for “Good Reason,” as that term is defined in his agreement. In each such instance, Mr. Kindred’s severance benefits will be as follows:

●	Salary. Any unpaid base salary through the date of termination.

●	Vacation. Any earned but unused vacation time.

●	Severance Payment. He will be entitled to an amount equal to twelve months of base salary payable over the 12-month period immediately following termination.

●
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

4. Inducement Stock Option Grant. Mr. Bradley is entitled to receive stock options to purchase 500,000 shares of the Company’s common stock, which will represent approximately 2.17% of the Company’s fully diluted capital stock. The options will not constitute incentive stock options under Section 422 of the Internal Revenue Code of 1986.  The options shall vest in installments in accordance with the schedule below:

●	100,000 shares shall vest on February 6, 2007

●	100,000 shares shall vest on November 6, 2007

●	100,000 shares shall vest on November 6, 2008

●	100,000 shares shall vest on November 6, 2009

●	100,000 shares shall vest on November 6, 2010

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

8. Term. The employment agreement expires on the third anniversary of the Effective Date, subject to automatic renewal on each one-year anniversary thereafter for a one-year term unless either party has given the other 60 days’ prior written notice.

9. Severance. Mr. Bradley will be entitled to certain severance payments and other rights if his employment is terminated: (i) by the Company without “Cause,” as that term is defined in his agreement, (ii) by Mr. Bradley for “Good Reason,” as that term is defined in his agreement, or (iii) non-renewal other than for “Cause.” In each such instance, Mr. Bradley’s severance benefits will be as follows:

●	Salary. Any unpaid base salary through the date of termination.

●	Vacation. Any earned but unused vacation time.

●	Severance Payment. He will be entitled to an amount equal to six months of base salary payable over the 6-month period immediately following termination. (This was amended in February 2010.)

●
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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information about the beneficial ownership of our common stock as of March 30, 2012 by:

●	each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

●	each of our directors;

●	each of our named executive officers; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. The percentage of beneficial ownership is based on 28,567,460 shares of common stock outstanding as of March 30, 2012.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
Peter F. Ullrich (1) 1800 NW 89th Place Miami, FL 33172	24,271,536	72.3%

Water Science, LLC. (1) 1800 NW 89th Place Miami, FL 33172	10,330,770	32.7%

Wade R. Bradley (2) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	500,000	1.7%

Joseph A. Stapley (3) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	307,480	1.1%

Doug Kindred (4) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	703,250	2.4%

William J. Warwick (5) 1063 Ocean Ridge Drive Wilmington, North Carolina 28405	348,240	1.2%

Theodore C. Jacoby, Jr. (6) 1716 Hidden Creek Ct. St. Louis, MO 63131	609,531	2.1%

J. Leo Montgomery (7) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	742,540	2.5%

All current directors and executive officers as a group (8 persons)	27,482,577	76.7%
___________________________
*Less than 1%

(1)
Mr. Ullrich is the managing member of Water Science, LLC.  Mr. Ullrich beneficially owns 11,915,770 shares, warrants to purchase 1,521,306 shares at an exercise price of $0.31 per share, options to purchase 209,230 shares at an exercise price of $0.31 per share; 145,163 shares are currently exercisable or exercisable within 60 days of the date of this report.  Mr. Ullrich holds a convertible note currently convertible into 358,527 shares and indirectly through Water Science beneficially owns 7,330,770 shares and a convertible note currently convertible into 3,000,000 shares.

(2)	Mr. Bradley holds options to purchase a total of 500,000 shares at an exercise price of $0.31 per share; all options are currently exercisable or exercisable within 60 days of the date of this report.
(3)
Mr. Stapley beneficially owns 98,250 shares and holds options to purchase a total of 209,230 shares at an exercise price of $0.31 per share; all options are currently exercisable or exercisable within 60 days of the date of this report.

(4)
Mr. Kindred beneficially owns 128,250 shares and holds options to purchase a total of 575,000 shares at exercise prices of $0.31 per share; all options are currently exercisable or exercisable within 60 days of the date of this report.

(5)
Mr. Warwick beneficially owns 203,077 shares and holds options to purchase a total of 290,325 shares at an exercise price of $0.31 per share; options to purchase 145,163 shares are currently exercisable or exercisable within 60 days of the date of this report.

(6)
Mr. Jacoby beneficially owns 464,368 shares and holds options to purchase a total of 290,325 shares at an exercise price of $0.31 per share; options to purchase 145,163 shares are currently exercisable or exercisable within 60 days of the date of this report.

(7)
Mr. Montgomery beneficially owns 97,377 shares and beneficially holds options or warrants to purchase up to 645,163 shares at an exercise price of $0.31 per share.  500,000 of the warrants are held by JL Montgomery Consulting, LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2011
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	536,760	$0.31	1,467,778
Equity compensation plans not approved by security holders*	3,151,306	$0.31	N/A
Total	3,688,066	$0.31	N/A

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following are certain transactions during the year ended December 31, 2011, involving our officers, directors and shareholders owning more than 10% of our outstanding stock.  We believe that the terms of these transactions are at least as favorable to us as we would expect to negotiate with unrelated third parties.

In December 2011, the Compensation Committee of the Board of Directors of the Company authorized the Company to grant to each board member 96,775 options to purchase shares of the Company’s common stock at an exercise price of $0.31 per share for each director for the years of service 2010, 2011 and 2012 for a total of 290,325 options each, effective on January 1, 2012. A portion of the options will vest immediately while some will vest over a period of two years from the date of grant as follows: 145,163 immediately, 96,775 on January 1, 2013 and 48,387 on January 1, 2014. The grants were made in March 2012 and were granted pursuant to the annual directors’ compensation program approved by the Board in December 2007.  The Board also granted 48,388 options to Karl Hellman for his year of service in 2009.

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

In December 2011, the Company and Water Science agreed to again extend the maturity date of the Promissory Note this time to November 30, 2013.

In December 2011, the Company entered into an agreement to convert $358,527 of accrued interest into a new convertible note.  Simple interest will accrue at a rate of 10% per annum on the unpaid principal amount outstanding and the loan will mature on November 30, 2013, at which time accrued interest and the outstanding principal balance shall be due.  The agreement contains an optional conversion right, whereby the Lender may convert all or any portion of the outstanding principal and interest due into shares of the Company’s common stock at a price per share equal to $1.00 per share.  In connection with the issuance of the convertible note, the Company granted a five year warrant to purchase up to 358,527 shares of the Company’s $0.0001 par value common stock with an exercise price of $0.31 per share.

In December 2011, Theodore Jacoby, a director of the Company, purchased 161,291 shares of common stock of the Company for $50,000 at a price of $0.31 per share.

In October, 2010, the Company entered into a loan agreement with Peter Ullrich, a related party, which consolidates all advances and loans, other than the two convertible promissory notes, into one note.  The principal amount of the Note is $1,200,000 (“Note”).  The Note bears interest at a rate of 10% annually and will mature on December 1, 2011.  The Note is convertible into shares of the Company’s common stock at $1.00 per share and no principal or interest payments are due until maturity.  The principle of the loan was extinguished with the exercise of warrants as agreed to in December 2011.

Also, in conjunction with the Note, the Company issued a warrant to Peter Ullrich to purchase 6,969,231 shares of the Company’s common stock at $0.31 per share (the “Warrant”).  The Warrant has a term of five years.  In December 2011, Mr. Ullrich agreed to exercise 5,806,452 of these warrants.

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

The Board of Directors unanimously concluded that the above-rule listed relationships would not affect the independent judgment of the two independent directors, Mr. Jacoby and Mr. Warwick, based on their experience, character and independent means, and therefore do not preclude an independence determination.

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

HJ & Associates, LLC
	2011	2010
Audit Fees	$51,500	$55,750

AUDIT-RELATED FEES

HJ did not bill us for any “audit-related fees” (as defined in Regulation S-X) in connection with its audit of our financial statements for the fiscal years ended December 31, 2011 or December 31, 2010.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2011 and December 31, 2010, HJ & Associates did not bill us for, nor performed, any financial information systems design or implementation.

TAX FEES

HJ & Associates did not bill us for any professional services rendered for tax related services for the fiscal years ended December 31, 2011 or 2010. Tax services provided by other firms are not included in this disclosure.

ALL OTHER FEES

We were not billed any fees for other professional services by HJ & Associates, LLC for the fiscal years ended December 31, 2011 and December 31, 2010, respectively.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2011 by HJ & Associates, LLC is compatible with maintaining HJ & Associates, LLC independence.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are incorporated by reference in Item 8 of this Report:
Independent Auditors’ Report
Balance Sheet, December 31, 2011 and 2010
Statements of Operations for years ended December 31, 2011 and 2010
Statements of Changes of Stockholder Equity for years ended December, 2011 and 2010
Statements of Cash Flow for year ended December, 2011 and 2010
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

10.43*	Form of Amended Stock Option Agreement for Employees, Officers and a director.
10.44
$358,527 Loan Agreement dated December 31, 2011 between the Company and Peter F. Ullrich (Incorporated by reference to Ex. 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2012)

10.45
Warrant Agreement dated December 31, 2011 between the Company and Peter F. Ullrich (Incorporated by reference to Ex. 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2012)

10.46
First Amendment to Third Amended and Restated Senior Secured Convertible Promissory Note dated as of December 31, 2011 between the Company and Water Science LLC (Incorporated by reference to Ex. 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2012)

10.47
Stock Purchase Agreement dated as of December 31, 2011 between the Company and Peter F. Ullrich (Incorporated by reference to Ex. 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2012)

10.48
Stock Purchase Agreement dated as of December 28, 2011 between the Company and Theodore C. Jacoby, Jr. (Incorporated by reference to Ex. 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2012)

14	Code of Ethics (incorporated by reference from our Annual Report for the year ended December 31, 2004, filed with the Securities and Exchange Commission on April 15, 2005).

23.1	Consent of HJ & Associates, LLC.
31.1	Certification by Wade R. Bradley under section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brian D. Heinhold under section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Wade R. Bradley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Brian D. Heinhold pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

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

EAU Technologies, Inc.:

Dated: April 16, 2012	By:	/s/ Wade R. Bradley
Wade R. Bradley
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Wade R. Bradley	Chief Executive Officer	April 16, 2012
Wade R. Bradley	(principal executive officer)
/s/ Brian D. Heinhold	Chief Financial Officer (principal accounting officer)	April 16, 2012
Brian D. Heinhold
/s/ J. Leo Montgomery	Director	April 13, 2012
J. Leo Montgomery
/s/ Theodore C. Jacoby, Jr.	Director	April 13, 2012
Theodore C. Jacoby, Jr.
/s/ Peter F. Ullrich	Director	April 13, 2012
Peter F. Ullrich
/s/ William J. Warwick	Director	April 13, 2012
William J. Warwick

EAU TECHNOLOGIES, INC.

REPORT AND FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets	F-3 – F-4

Statements of Operations	F-5

Statements of Changes in Stockholders’ Equity (Deficit)	F-6

Statements of Cash Flows	F-7 – F-8

Notes to Financial Statements	F-9 – F-21

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
EAU Technologies, Inc.
Kennesaw, Georgia

We have audited the accompanying balance sheets of EAU Technologies, Inc as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of EAU Technologies, Inc as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 14 to the financial statements, the Company has a working capital deficit as well as a deficit in stockholders’ equity.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans with regard to these matters are also described in Note 14.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 16, 2012

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	December 31,
	2011	2010
CURRENT ASSETS
Cash	$84,328	$178,992
Accounts receivable, net	83,378	25,119
Accounts receivable – related party, net	5,500	6,111
Prepaid expense	32,260	42,852
Inventory, net	1,173,913	1,808,084

Total current assets	1,379,379	2,061,158

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $119,712 and $111,669	1,009	9,052

LEASED EQUIPMENT, net of
accumulated depreciation and impairment of $502,861 and $449,688	602,948	656,121

OTHER ASSETS
Deposits	8,838	8,838
Intellectual property, net	122,749	101,190

Total other assets	131,587	110,028

Total assets	$2,114,923	$2,836,359

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2011	2010
CURRENT LIABILITIES
Accounts payable	$530,056	$533,069
Accrued expenses	515,369	341,713
Accrued interest	1,152,250	978,622
Warranty reserve	120,000	72,796
Advance deposits on machine orders	14,070	446,606
Advance deposits on machine orders – related party	763,393	329,630
Convertible note payables – related party, current portion net of discounts of $0 and $633,801	-	4,216,199

Total current liabilities	3,095,138	6,918,635

LONG TERM LIABILITIES
Convertible note payables – related party, current portion net of discounts of $86,046 and $0	3,272,481	-

Total long term liabilities	3,272,481	-

Total Liabilities	6,367,619	6,918,635

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 28,567,460 and 20,006,168 issued and outstanding, respectively	2,857	2,001
Additional paid in capital	45,242,947	42,368,794
Accumulated deficit	(49,498,500)	(46,453,071)

Total stockholders’ equity (deficit)	(4,252,696)	(4,082,276)

Total liabilities and stockholders’ equity (deficit)	$2,114,923	$2,836,359

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2011	2010

NET REVENUES – RELATED PARTY	$3,192	$166,521

NET REVENUES	1,900,422	531,034

TOTAL REVENUES	1,903,614	697,555

COST OF GOODS SOLD	1,199,061	547,903

GROSS PROFIT	704,553	149,652

OPERATING EXPENSES
Depreciation and amortization	9,400	15,537
Research and development	37,641	1,852
General and administrative	2,533,881	2,539,134

Total operating expenses	2,580,922	2,556,523

LOSS FROM OPERATIONS	(1,876,369)	(2,406,871)

OTHER INCOME (EXPENSE)
Interest expense	(1,169,158)	(573,619)
Interest income	98	77
Gain on derivative liability	-	5,333,401

Total other income (expense)	(1,169,060)	4,759,859

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,045,429)	2,352,988

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(3,045,429)	$2,352,988

NET INCOME (LOSS) PER SHARE – BASIC	$(0.15)	$0.12

NET INCOME (LOSS) PER SHARE - FULLY DILUTED	$(0.15)	$0.12

WEIGHTED AVERAGE OF SHARES OUTSTANDING – BASIC AND FULLY DILUTED	20,007,494	19,986,606

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance, December 31, 2009	19,886,168	$1,989	$41,311,512	$(48,806,059)	$(7,492,558)

Issuance and vesting of options and warrants for services	-	-	189,094	-	189,094

Issuance of shares for cash at $1.00 per share, to a related party.	100,000	10	99,990	-	100,000

Issuance of shares at $0.01 per share upon exercise of warrants	20,000	2	198	-	200

Issuance of warrants to related party	-	-	768,000	-	768,000

Net gain for the year ended December 31, 2010	-	-	-	2,352,988	2,352,988

Balance, December 31, 2010	20,006,168	2,001	42,368,794	(46,453,071)	(4,082,276)

Issuance and vesting of options and warrants for services	-	-	134,963	-	134,963

Issuance of shares for cash at $0.31 per share, to a related party.	161,291	16	49,984	-	50,000

Issuance of shares at $0.31 per share upon exercise of warrants to related party	5,806,452	581	1,799,419	-	1,800,000

Issuance of shares for cash at $0.31 per share, to a related party.	2,593,549	259	803,741	-	804,000

Issuance of warrants to related party	-	-	86,046	-	86,046

Net loss for the year ended December 31, 2011	-	-	-	(3,045,429)	(3,045,429)

Balance, December 31, 2011	28,567,460	$2,857	$45,242,947	$(49,498,500)	$(4,252,696)

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

 STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,045,429)	$2,352,988
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,573	70,948
Warrants and options vested or issued for services	134,963	189,094
Discount of note payable	633,801	134,199
Changes in operating assets and liabilities:
Decrease in restricted cash	-	240,000
(Increase) decrease in accounts receivable	(58,259)	17,876
Decrease in accounts receivable – related party	611	137
Decrease in pre-paid expense	10,592	2,567
Decrease in inventory	634,171	214,378
Decrease in deposits	-	1,658
Increase (decrease) in accounts payable	(3,013)	131,406
Increase (decrease) in accrued expenses	173,656	(9,502)
Increase in accrued interest	532,155	405,730
Increase (decrease) in warranty reserve	47,204	(19,364)
Increase (decrease) in advance deposits on machine orders – related party	433,763	(20,356)
Increase (decrease) in advance deposits on machine orders	(432,536)	446,606
(Decrease) in deferred revenue	-	(141,667)
(Decrease) in derivative liability	-	(5,333,401)
Net cash used in operating activities	(875,748)	(1,316,703)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of assets	-	28,283
Intellectual property additions	(22,916)	(6,925)
Net cash provided by investing activities	(22,916)	21,358

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	-	(57,344)
Proceeds from issuance of common stock – related party	50,000	100,200
Proceeds from issuance of notes payable – related party	754,000	1,250,000
Net cash provided by financing activities	804,000	1,292,856

NET DECREASE IN CASH	(94,664)	(2,489)
CASH, beginning of period	178,992	181,481

CASH, end of period	$84,328	$178,992

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(Continued)

	Year ended December 31,
	2011	2010
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$3,202	$5,762
Income Taxes	$-	$-

Supplemental Disclosures of Non-cash Flow Investing and Financing Activities
Common stock issued for notes payable advances	$804,000	$-
Extinguishment of notes payable with the issuance of common stock due to a warrant exercise	$1,800,000	$-

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

Property and Equipment, and Depreciation – Property and equipment are recorded at historical cost.  Expenditures for additions and major improvements that extend the life of the asset are capitalized, whereas the cost of maintenance and repairs are expensed as incurred.  The Company is currently testing its system in multiple locations.  Upon completion of the tests, and once the lease for the system has started, the cost of the system will be transferred from inventory to property and equipment.  Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from three to seven years.  Depreciation expense for the years ended December 31, 2011 and 2010 was $8,043 and $14,181, respectively.  In September 2005, the Company pledged all the assets of the Company as collateral for the Senior Convertible Note, payable to Water Science, a related party.  In December 2011, the Senior Convertible Note was extended to November 2013.

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

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recognition of Sales and Costs of Goods Sold – The Company records sales of its products based upon the terms of the contract; when title passes to its customers; and, when collectability is reasonably assured.  The Company provides an allowance for sales returns based on current and historical experience.  Cost of goods sold consists of the purchase price of products sold including inbound shipping charges.

Sales Taxes - In accordance with FASB ASC 605-45, formerly EITF Issue No. 06-3, How Taxes Collected From Customers and Remitted to Government Authorities Should be Presented in the Income Statement, the Company accounts for sales taxes imposed on its good and services on a gross basis in the statements of operations.  For the years ended December 31, 2011 and 2010, respectively, $10,825 and $10,990 of sales taxes has been reported in revenues.

Warranties – The Company warrants its products against defects in materials and workmanship for a period of up to three years.  The Company has accrued a reserve for these anticipated future warranty costs.

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

Research and Development – Research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2011 and 2010 were approximately $37,500 and $1,852, respectively.

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

Recently   Enacted   Accounting   Standards - In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income Topic 220” – “Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income to net income, in both net income and other comprehensive income. The standard does not change the current option for presenting components of other comprehensive income (“OCI”) gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. In December 2011, the FASB issued ASU 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The FASB has deferred those changes in order to reconsider whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 does not impact the requirement of ASU 2011-05 to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. For public entities, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The Company will adopt these updates in the first quarter 2012 and does not expect that the adoption will have any impact on its financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820)” – “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”  (ASU 2011-04). The amendments in this ASU result in common fair value measurement disclosure requirements between U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The amendments include a clarification of the FASB’s intent about the application of existing fair value measurement requirements and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The Company will adopt the update in the first quarter of 2012 and does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

Effective January 1, 2011, the Company adopted ASU No. 2009-13, “Revenue Recognition (Topic 605)” – “Multiple-deliverables revenue arrangements” (ASU 2009-13). This update provides that, when vendor-specific objective evidence or third party evidence of selling price is not available, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration based on the relative selling prices of the separate deliverables (the “relative selling price method”). The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. The Company concluded that the adoption of ASU 2009-13 did not have a material impact on its financial position, results of operations or cash flows, as the guidance applied to revenue arrangements with multiple deliverables, which were not significant.

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

NOTE 3 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following at December 31:

	2011	2010
Trade accounts receivable	$83,378	$52,619
Trade accounts receivable – related party	5,500	6,111
Less allowance for doubtful accounts	-	(27,500)
	$88,878	$31,230

During 2011, sales to three customers represented 34%, 31% and 22% of our revenues, for a total of 87% of total revenues.  During 2010, sales to two customers represented approximately 59% of our revenues.  Bad debt expense for the years ended December 31, 2011 and 2010 was $0 and $0, respectively.

NOTE 4 - INVENTORIES

The composition of inventories is as follows at December 31:

	2011	2010

Finished goods	$550,197	$1,012,994
Raw materials	1,023,716	1,195,090
Allowance for obsolete inventory	(400,000)	(400,000)
	$1,173,913	$1,808,084

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2011	2010
Machinery and equipment	$41,301	$41,301
Furniture and fixtures	47,284	47,284
Leasehold improvements	32,136	32,136
Total property and equipment	120,721	120,721
Less: accumulated depreciation	(119,712)	(111,669)
Property and equipment, net	$1,009	$9,052

Depreciation expense for the year ended December 31, 2011 and 2010 was $8,043 and $14,180, respectively.

NOTE 6 – LEASED EQUIPMENT

Leased assets consist of equipment that has been placed in service and is under an operating lease agreement with two customers.  Each system is custom designed for the size and fluid requirements of the application.  We recorded approximately $168,000 and $168,000 in revenues from the lease of these systems for the year ended December 31, 2011 and 2010, respectively.

In December 2009, the Company received notice from one of the lease customers of its intent to cancel the lease. At that time the Company recognized impairment in the value of those related leased assets in the amount of $248,478. The Company is currently involved in legal action with that lease customer (see Note 13).

In January 2012, we received notice that the other customer, who had been leasing our system, completed their bankruptcy proceedings.  The new owner informed us that they would not be renewing the lease and has discontinued the use of our system. It was determined that no additional impairment of the related leased equipment would be necessary beyond depreciation already recognized.

The amount of leased equipment at December 31 was:

	2011	2010
Leased equipment	$1,105,809	$1,105,809
Less: accumulated depreciation	(254,383)	(201,210)
Less: accumulated impairment of equipment	(248,478)	(248,478)
Leased equipment, net	$602,948	$656,121

Depreciation expense for the year ended December 31, 2011 and 2010 was $53,173 and $55,410, respectively.

NOTE 7 – INTANGIBLE ASSETS

Patents, trademarks and intellectual property, consisting of trade secrets and formulas are recorded in accordance with Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350), (formerly Statement of Financial Accounting Standards “SFAS” No. 142, "Goodwill and Other Intangible Assets").  As such, patents are initially measured based on their fair values.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  The amount of intangible assets, consisting of patents, as of December 31, 2011 and 2010 is as follows:

	2011	2010
Gross amount of patents	$126,106	$103,191
Less amount of accumulated amortization	(3,357)	(2,001)
Net value of patents	$122,749	101,190

Amortization expense for the fiscal years ended December 31, 2011 and 2010 was $1,357 and $1,357, respectively.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS – (Continued)

The estimated amortization expense, based on current intangible balances, for the next fiscal years beginning January 1, 2012 is as follows:
2012           $1,357
2013           $1,357
2014           $1,357
2015           $1,357
2016           $1,357

NOTE 8 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  The agreement allows for a pro-rated refund during the first 5 years under certain circumstances.  The Company recognizes income from this agreement over the first 5 years of the agreement.  The Company recognized $0 and $141,667 in each of the periods ended December 31, 2011 and 2010.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  The Company had sales of $3,192 and $24,854 during the years ended December 31, 2011 and 2010, respectively.  The Company has received and recorded $763,393 and $329,630 in advance deposits from Water Science on machine orders at December 31, 2011 and 2010, respectively.

Convertible Note Payable – See Note 10 for disclosure of related party Convertible Notes Payable.

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

Advances – Periodically throughout the year, the Company advances officers and employees cash for certain reimbursable expenses.  As of December 31, 2011 and 2010, the Company had advances to employees or officers in the amount of $5,500.

Employee Options – In December 2007, the Company granted 480,260 options to various employees.  The options are for a term of ten (10) years and have an exercise price of $1.30 per share.  The options vest over a period of four (4) years.   The options were valued using the Binomial model with the following assumptions:  risk free rate of 4.64%, volatility at 87.06% and the stock price at $1.30.  The value of each option is approximately $1.13.  In May 2009, 36,000 options were cancelled due to the departure of an employee.  The exercise price per option was adjusted to $0.31 by the Company in September 2010.  The Company recognized $74,709 and $69,517 in expenses related to the vesting of these options during the years ended December 31, 2011 and 2010, respectively.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS – (Continued)

In November 2007, the Company granted 530,000 options to Douglas Kindred, in connection with the appointment of Mr. Kindred as Chief Technology Officer.  The options are for a term of ten (10) years and have an exercise price of $1.30 per share.  The options vest over a period of four (4) years.   The options were valued using the Binomial model with the following assumptions:  risk free rate of 4.28%, volatility at 85.99% and the stock price at $1.01.  The exercise price per option was adjusted to $0.31 by the Company in September 2010.  The Company recognized $44,690 and $59,392 in expenses related to the vesting of these options during the years ended December 31, 2011 and 2010.

Director Options – See Note 11 for disclosure about grants of director stock options.

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

	For the Year Ended December 31,
	2011	2010
Warranty reserve at beginning of period	72,796	$92,160
Costs accrued for additional warranties	51,193	-
Service obligations honored	(3,989)	(19,364)

Warranty reserve at end of period	$120,000	72,796

NOTE 10 - CONVERTIBLE NOTES PAYABLE – RELATED PARTY

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

In August 2009 and October 2010, the Company entered into a agreements with Water Science, a related party, to extend the maturity dates of the Promissory Note from September 16, 2009 to November 1, 2010 and to December 1, 2011, respectively.

In December 2011, the Company and Water Science agreed to again extend the maturity date of the Promissory Note this time to November 30, 2013.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE NOTES PAYABLE – RELATED PARTY – (Continued)

In December 2011, the Company entered into an agreement to convert $358,527 of accrued interest into a new convertible note.  Simple interest will accrue at a rate of 10% per annum on the unpaid principal amount outstanding and the loan will mature on November 30, 2013, at which time accrued interest and the outstanding principal balance shall be due.  The agreement contains an optional conversion right, whereby the Lender may convert all or any portion of the outstanding principal and interest due into shares of the Company’s common stock at a price per share equal to $1.00 per share.  In connection with the issuance of the convertible note, the Company granted a five year warrant to purchase up to 358,527 shares of the Company’s $0.0001 par value common stock with an exercise price of $0.31 per share.

On August 27, 2009, the Company entered into a Loan Agreement with Mr. Peter Ullrich, a related party, whereby he agreed to loan $600,000 to the Company.  The principle of the loan was extinguished with the exercise of warrants as agreed to in December 2011.

In October, 2010, the Company entered into a loan agreement with Peter Ullrich, a related party.  The principal amount of the Note was for $1,200,000 (“$1.2 Million Note”). The principle of the loan was extinguished with the exercise of warrants as agreed to in December 2011.

Also, in conjunction with the $1.2 Million Note, the Company issued a warrant to Peter Ullrich to purchase 6,969,231 shares of the Company’s common stock at $0.31 per share.  The warrant has a term of five years.  In December 2011, Mr. Ullrich agreed to exercise 5,806,452 of these warrants.  The consideration for the exercise of these warrants was extinguishment of $1,200,000 and $600,000 in notes payable to Mr. Ullrich.

In October 2010 all anti-dilution protections for subsequent equity offerings contained in the convertible notes and the registration rights agreement contained in all the agreements were terminated.  Due to this change the “round down” provisions where eliminated.  This has resulted in the Company no longer recording a derivative liability.  The Company recorded a gain of $5,333,401 in the change of the derivative liability to fair market value for the year ended December 31, 2010.

NOTE 11 – COMMON STOCK

In December 2011, the Compensation Committee of the Board of Directors of the Company authorized the Company to grant to each board member 96,775 options to purchase shares of the Company’s common stock at an exercise price of $0.31 per share for each director for the years of service 2010, 2011 and 2012 for a total of 290,325 options each, effective on January 1, 2012. A portion of the options will vest immediately while some will vest over a period of two years from the date of grant as follows: 145,163 immediately, 96,775 on January 1, 2013 and 48,387 on January 1, 2014. The grants were made in March 2012 and were granted pursuant to the annual directors’ compensation program approved by the Board in December 2007.  The Board also granted 48,388 options to Karl Hellman for his year of service in 2009.

In December 2011, Theodore Jacoby, a director of the Company, purchased 161,291 shares of common stock of the Company for $50,000 at a price of $0.31 per share.

In December 2011, Peter Ullrich, a director of the Company, agreed to exercise 5,806,452 shares of common stock of the Company for $1,800,000, or $0.31 per share.  The principle amount of two loans with total value of $1,800,000 was used as consideration for the exercise price.  Mr. Ullrich also agreed to purchase 2,593,549 shares of the Company’s common stock for $804,000, or $0.31 per share, which Mr. Ullrich had advanced to the Company during 2011.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 – COMMON STOCK – (Continued)

In December 2011, the Compensation Committee of the Board of Directors of the Company authorized the Company to grant each director 96,775 warrants for the purchase of common stock at $0.31 per share for each year of service the director has been a member of the Board, covering the years 2010, 2011 and 2012, pursuant to the Company’s Board of Directors compensation plan. The option will vest ratably over a period of two years from the date of when the option was earned. These grants were made pursuant to the annual directors’ compensation program approved by the Board in December 2007.

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

A summary of the status of common stock options and warrants outstanding at December 31, 2011 and 2010, and changes during the years then ended is presented below.

	For the years ended December 31,
	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	9,185,991	$0.32	7,817,291	$1.46
Granted	358,527	0.31	6,969,231	0.31
Exercised	(5,806,452)	0.31	(20,000)	0.01
Expired or cancelled	(50,000)	1.88	(5,580,531)	1.34
Outstanding at end of period	3,688,066	$0.31	9,185,991	$0.32
Weighted average fair value of options and warrants exercisable	3,688,066	$0.31	8,940,426	$0.32

A summary of the status of the options and warrants outstanding at December 31, 2011 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of	Weighted-Average Weighted-Average			Weighted-Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$.01-.50	3,688,066	4.7 years	$0.31	3,688,066	$0.31

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 – COMMON STOCK – (Continued)

The fair value of each option and warrant granted is estimated on the date granted using the Binomial pricing model, with the following assumptions used for the grants: risk-free interest rate of 1.15%, expected dividend yield of zero, expected lives of five years and expected volatility of 246%.

NOTE 12 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.  ASC 740 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At December 31, 2011 and 2010, the total of all deferred tax assets was approximately $15,247,000 and $13,524,000, respectively, and the total of the deferred tax liabilities was approximately $0 and $0, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the deferred tax assets, the Company established a valuation allowance of approximately $15,247,000 and $13,524,000 as of December 31, 2011 and 2010, respectively, which has been offset against the deferred tax assets.  The net change in the valuation allowance during the year ended December 31, 2011, was approximately $1,723,000.

The Company has available at December 31, 2011, unused tax operating loss carryforwards of approximately $39,200,000, which may be applied against future taxable income and expire in various years through 2031.

The components of income tax expense from continuing operations for the years ended December 31, 2010 and 2009 consist of the following:

	Year Ended December 31,
	2011	2010

Current income tax expense:
Federal	$-	$-
State	-	-

Net current tax expense	$-	$-

Deferred tax expense (benefit) arising from:
Net operating income (loss)	$(1,135,900)	$877,665
Excess of tax over financial accounting depreciation	(25,400)	(17,686)
Stock for services	116,400	-
Accrued interest	63,900	151,337
Reserve for bad debts	(10,300)	(22,442)
Warranty reserve	17,600	(7,223)
Impairment of fixed assets	-	(92,783)
Amortization of debt discounts	236,400	-
Section 263(A)	11,800	-
Other	1,900	1,656
Valuation allowance	723,600	(890,524)

Net deferred tax expense	$-	$-

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES – (Continued)

The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 2011 and 2010:

	December 31,
	2011	2010
Excess of book accounting depreciation over tax	$54,100	$(25,682)
Obsolete inventory	149,200	149,200
Accrued interest – related party	341,300	365,026
Warranty reserve	44,800	27,153
Contribution carryover	7,100	22,400
Reserve for bad debt	-	10,257
263A capitalization	29,400	41,181
NOL carryforwards	14,621,500	12,934,252
Valuation allowance	(15,247,400)	(13,523,787)
	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction, and North Carolina, Georgia, and Utah.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.  The statute of limitations remains open on all years from 2004 going forward.

The company operates at a loss and will only be liable for minimum state tax payments once returns are filed.  No unrecognized liability will be added to the Company’s balance sheet for the un-filed returns as the amounts reported are an immaterial amount.

At December 31, 2011, there are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On February 11, 2011, the Company filed a Verified Complaint for Damages (“Complaint”) in the Superior Court of Cobb County State of Georgia against Fieldale Farms Corporation (“Fieldale”).  The lawsuit seeks approximately $1,100,000 plus interest, which is the amount due under the agreement and an additional amount not less than $100,000 for the costs of EAU’s replacement of Fieldale equipment.  Pursuant to the agreement the Company leased and installed certain equipment to Fieldale.  In exchange, Fieldale agreed to pay the Company a monthly rental fee for a guaranteed term of four (4) years.  Although the Company and the Company’s technology performed in accordance with the agreement, Fieldale Farms cancelled the agreement in the fourth quarter of 2009.  While we are unable at this time to estimate the likelihood of a favorable outcome in this matter, we intend to prosecute vigorously our claims against Fieldale.  In March 2011, the Company received an Answer and Counterclaim, wherein Fieldale alleges that the Company caused damage to other equipment and property of Fieldale and seeks to recover its actual damages estimated at $400,000.  The Company disputes the claim and will vigorously defend against the claim.  In October 2011, the case was moved from Cobb County to Habersham County.  The outcome of this legal action and potential impact on the Company’s financial statements is not readily determinable.

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

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES – (Continued)

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

The Company has incurred significant losses and has had negative cash flows from operations.  As a result, at December 31, 2011, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations.  We currently have sufficient funds to operate our business until the second quarter of 2012.  We do not have any agreements in place for additional funding.  Management will continue to seek to obtain sufficient funding for its operations through either debt or equity financing.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses.

NOTE 14 – GOING CONCERN

At December 31, 2011 the Company had deficit working capital, deficit equity and has sustained recurring losses from operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company estimates that it will need up to $1,500,000 for the upcoming twelve months to execute our business plan.  Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

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

At December 31, 2011 and 2010, the Company had outstanding warrants and notes payable convertible into shares of common stock, which were not used in the computation of income (loss) per share because their effect would be anti-dilutive either due to the net loss or due to the exercise price of the warrants and options or conversion rate of the convertible notes relative to the current stock price.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 15 – LOSS PER SHARE – (Continued)

The following data shows the amounts used in computing loss per share:
	For the Year Ended
	December 31,
	2011	2010

Net Income (loss) (numerator)	$(3,045,429)	$2,352,988
Shares (denominator)
Basic	20,007,494	19,986,606
Diluted	20,007,494	19,986,606
Per share amount
Basic	$(0.15)	$0.12
Dilutive	$(0.15)	$0.12

NOTE 16 – SUBSEQUENT EVENTS

In January 2012, we received notice that one of our customers, who had been leasing our system, completed their bankruptcy proceedings.  The new owner informed us that they would not be renewing the lease and has discontinued the use of our system.

In January, February and March, 2012, the Company obtained unsecured short term loans of $50,000, $100,000 and $175,000, respectively, from Peter Ullrich a member of the Board of Directors of the Company.  The final agreements to document the loans have not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock at an exercise price of $1.00 per share.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

In accordance with ASC 855, management evaluated events subsequent to December 31, 2011 and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.