Form 10-Q
period 2012-03-31
EAU TECHNOLOGIES, INC.
filed 2012-05-14
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of May 12, 2012, the Registrant had 28,567,460 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2012

PART I - FINANCIAL INFORMATION

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2012	2011
CURRENT ASSETS	(Unaudited)
Cash	$205,127	$84,328
Accounts receivable, net	17,558	83,378
Accounts receivable – related party, net	5,500	5,500
Prepaid expense	15,681	32,260
Inventory, net	1,183,949	1,173,913

Total current assets	1,427,815	1,379,379

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $120,721 and $119,712	-	1,009

LEASED EQUIPMENT, net of
accumulated depreciation and impairment of $502,861 and $502,861	602,948	602,948

OTHER ASSETS
Deposits	23,240	8,838
Intellectual property, net	122,463	122,749

Total other assets	145,703	131,587

Total assets	$2,176,466	$2,114,923

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31,	December 31,
	2012	2011
CURRENT LIABILITIES	(Unaudited)
Accounts payable	$390,809	$530,056
Accrued expenses	332,160	515,369
Accrued interest	1,239,401	1,152,250
Warranty reserve	120,000	120,000
Advance deposits on machine orders	282,690	14,070
Advance deposits on machine orders – related party	788,393	763,393
Unsecured short term advances – related party	325,000	-

Total current liabilities	3,478,453	3,095,138

LONG TERM LIABILITIES
Convertible notes payable – related party, net of discounts of $74,823 and $86,046	3,283,704	3,272,481

Total long term liabilities	3,283,704	3,272,481

Total liabilities	6,762,157	6,367,619

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 28,567,460 and 28,567,460 issued and outstanding, respectively	2,857	2,857
Additional paid in capital	45,467,947	45,242,947
Accumulated deficit	(50,056,495)	(49,498,500)

Total stockholders’ equity (deficit)	(4,585,691)	(4,252,696)

Total liabilities and stockholders’ equity (deficit)	$2,176,466	$2,114,923

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2012	2011

NET REVENUES – RELATED PARTY	$-	$-

NET REVENUES	75,694	630,642

TOTAL REVENUES	75,694	630,642

COST OF GOODS SOLD	24,586	426,031

GROSS PROFIT	51,108	204,611

OPERATING EXPENSES
Depreciation and amortization	1,349	2,662
Research and development	5,000	3,000
General and administrative	538,527	599,783

Total operating expenses	544,876	605,445

LOSS FROM OPERATIONS	(493,768)	(400,834)

OTHER INCOME (EXPENSE)
Interest expense	(100,049)	(299,996)
Interest income	8	-
Gain on settlement of debt	35,814	-

Total other income (expense)	(64,227)	(299,996)

LOSS BEFORE PROVISION FOR INCOME TAXES	(557,995)	(700,830)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(557,995)	$(700,830)

NET LOSS PER SHARE	$(0.02)	$(0.04)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	28,567,460	20,006,168

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2011	28,567,460	$2,857	$45,242,947	$(49,498,500)	$(4,252,696)

Vesting of options for services (unaudited)	-	-	225,000	-	225,000

Net loss for the three months ended March 31, 2012 (unaudited)	-	-	-	(557,995)	(557,995)

Balance, March 31, 2012(unaudited)	28,567,460	$2,857	$45,467,947	$(50,056,495)	$(4,585,691)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(557,995)	$(700,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,349	15,954
Warrants and options vested or issued for services	30,000	42,087
Discount of note payable	11,223	172,855
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	65,820	(57,301)
Decrease in accounts receivable – related party	-	611
Decrease in pre-paid expense	16,579	17,188
(Increase) decrease in inventory	(10,036)	380,935
(Increase) in deposits	(14,402)	-
Increase (decrease) in accounts payable	(139,247)	(65,952)
(Decrease) in warranty reserve	-	(2,989)
Increase (decrease) in advance deposits for machine orders	268,620	(446,606)
Increase in advance deposits for machine orders – related party	25,000	-
Increase in accrued expenses	11,790	10,030
Increase in accrued interest	87,151	126,585
Net cash (used) in operating activities	(204,148)	(507,433)

CASH FLOWS FROM INVESTING ACTIVITIES
Intellectual property disbursements	(53)	(13,023)
Net cash (used) in investing activities	(53)	(13,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured short term advances - related party	325,000	415,000
Net cash provided by financing activities	325,000	415,000

NET INCREASE (DECREASE) IN CASH	120,799	(105,456)
Cash, beginning of period	84,328	178,992

Cash, end of period	$205,127	$73,536

 See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	Three Months Ended
	March 31,
	2012	2011

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$1,675	$557
Income Taxes	$-	$-

See notes to financial statements.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed financial statements were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In management’s opinion all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows.  The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Certain prior period amounts have been reclassified in the condensed financial statements to conform to current period presentation.

NOTE 2 - INVENTORIES

The composition of inventories is as follows at:

	March 31,	December 31,
	2012	2011
Finished goods	$544,974	$550,197
Raw materials	1,038,975	1,023,716
Allowance for obsolete inventory	(400,000)	(400,000)

	$1,183,949	$1,173,913

NOTE 3 – WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of three years.  The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs.  If actual results differ from the estimates, the Company would adjust the estimated warranty liability.  Changes in the warranty reserve for the three months ended March 31, 2012, and for the year ended December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
Warranty reserve at beginning of period	$120,000	$72,796
Costs accrued for additional warranties	894	51,193
Service obligations honored	(894)	(3,989)

Warranty reserve at end of period	$120,000	$120,000

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

In August 2009 and October 2010, the Company entered into agreements with Water Science, a related party, to extend the maturity dates of the Promissory Note from September 16, 2009 to November 1, 2010 and to December 1, 2011, respectively.

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

Also, in conjunction with the $1.2 Million Note, the Company issued a warrant to Mr. Ullrich to purchase 6,969,231 shares of the Company’s common stock at $0.31 per share.  The warrant has a term of five years.  In December 2011, Mr. Ullrich agreed to exercise 5,806,452 of these warrants.  The consideration for the exercise of these warrants was extinguishment of $1,200,000 and $600,000 in notes payable to Mr. Ullrich.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  The Company did not have any sales to Water Science during the three months ended March 31, 2012 and 2011.  The Company has received and recorded $788,393 in advance deposits from Water Science on machine orders at March 31, 2012.

Unsecured Short Term Loans – In January, February, March and April, 2012, the Company obtained unsecured short term loans totaling $355,000 from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the loan has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock at an exercise price of $1.00 per share.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

Convertible Notes Payable – See Note 4 for disclosure of related party Convertible Notes Payable.

Licensing Fee –In September 2005, the Company received $1,000,000 in exchange for providing Water Science exclusive licensing and distribution rights for a five-year term for a specified market area.

Advances – Periodically throughout the year, the Company advances employees cash for certain reimbursable expenses.  As of March 31, 2012 and December 31, 2011, the Company had advances to employees in the amount of $5,500 and $5,500, respectively.

Employee Options – In December 2007, the Company granted 480,260 options to various employees.  The options are for a term of ten (10) years and which now have an exercise price of $0.31 per share.  The options vest over a period of four (4) years.   The options were valued using the Binomial model with the following assumptions:  risk free rate of 2.1%, volatility at 201.13% and the stock price at $0.31.  The value of each option is approximately $0.31 per option.  The options were fully vested as of December 31, 2011.

In November 2007, the Company granted 530,000 options to Douglas Kindred, in connection with the appointment of Mr. Kindred as Chief Technology Officer.  The options are for a term of ten (10) years and which now have an exercise price of $0.31 per share.  The options vest over a period of four (4) years.   The options were valued using the Binomial model with the following assumptions:  risk free rate of 2.1%, volatility at 199.88% and the stock price at $0.31.  The value of each option is approximately $0.31 per option.  The options were fully vested as of December 31, 2011.

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

NOTE 6 – CAPITAL STOCK (continued)

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

NOTE 7 – GOING CONCERN

At December 31, 2011 the Company had deficit working capital, deficit equity and has sustained recurring losses from operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our auditors have issued their Independent Registered Public Accountants’ Report on the Company's financial statements for the fiscal year ended December 31, 2011 with an explanatory paragraph regarding the Company's ability to continue as a going concern.

The Company estimates that it will need up to $1,500,000 for the upcoming twelve months to execute our business plan.  Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and Fully Diluted Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended
	March 31,
	2012	2011

Net Loss (numerator)	$(557,995)	$(700,830)
Shares (denominator)	28,567,460	20,006,168
Per share amount	$(0.02)	$(0.04)

The Company’s outstanding stock options and warrants have been excluded from the basic net loss per share calculation for the three month period ended March 31, 2012 and 2011, because they are anti-dilutive.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based-Compensation Expense

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement method to account for stock-based compensation. The Company uses the Binomial valuation formula, which is a closed-form model that uses an equation to determine the estimated fair value of stock options.  Stock-based compensation expense recognized for the three month period ended March 31, 2012 and 2011 was $30,000 and $42,087, respectively, related to employee and director stock options issued and vesting during the period.

The following table is a summary of the status of the warrants and options granted and outstanding at March 31, 2012:

	Number of Options and Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	3,688,066	$0.31
Granted	1,209,688	0.31
Exercised	-
Forfeited	-
Expired	-

Outstanding at end of period	4,897,754	$0.31

A summary of the status of the warrants outstanding at March 31, 2012 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of		Weighted-Average	Weighted-Average		Weighted-Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$.01-.50	4897754	5.8 years	$0.31	4317106	$0.31

The fair value of each warrant granted is estimated on the date granted using the Binomial pricing model.

NOTE 9 – SUBSEQUENT EVENTS

In May 2012, the Company obtained an unsecured short term advance of $150,000 from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the advance has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock at an exercise price of $1.00 per share.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

In accordance with ASC 855, management evaluated events subsequent to March 31, 2012 and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

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

Dairy Cattle.  The Company commenced hydration and production tests on dairy cattle in 2006.  Initial results indicated an increase in milk production and milk fat while maintaining the protein content.  In August 2008, we reached an agreement with a dairy located in Georgia to begin paying for the use of our equipment.    During the first quarter of 2009, the Company installed a second unit at the dairy located in Georgia to provide our fluids to all of the cows on the dairy.  In January 2012, we received notice that our customer, who had been leasing our system, completed their bankruptcy proceedings.  The new owner informed us that they would not be renewing the lease and has discontinued the use of our system.  We will continue to do more clinical research and field testing in the dairy market in order to support a full industry rollout.

In April 2011, the Company signed a purchase agreement with Fonterra Co-Operative Group Limited, New Zealand for a Dairy Drinking Water System to be used in a new 3,000 cow dairy in Yutian, China.  We shipped the system in August 2011 and installed the system in December 2011.  We recognized revenues from the sale of this system during the third and fourth quarters of 2011.  We also receive minimal ongoing revenues and expect to continue to receive minimal revenues during the remainder of 2012.

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

We began receiving revenues of approximately $27,500 per month from this facility in February 2009.  Per the terms of the agreement, we were to help the plant achieve Category 1 compliance for post-chill microbial performance.  The plant completed a USDA test set October 2009 with the result that it met the Category 1 requirements for that test set.  Fieldale indicated that it was suspending the agreement as of November 23, 2009 and ceased making payments.  In February 2011, the Company filed a complaint in the Superior Court of Cobb County Georgia against Fieldale for breaching the agreement.  (See Part II, Item 1 - Legal Proceedings)

Agriculture. In 2006 we made initial sales to Water Science, LLC, a Florida limited liability company (“Water Science”) for the Latin American markets.  Water Science is a major shareholder of the Company and its managing member, Peter Ullrich, is a director of our company.  We have shipped a total of five P-1200s to Ecuador, Mexico, Columbia, Costa Rica and Holland for trials and Water Science internal use.  Water Science is utilizing the technology for its own flower and agricultural endeavors.  Further studies are being done as each country that has the Empowered Water™ technology ramps up for their own outside sales efforts.

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

Financial Position

The Company had $205,127 in cash as of March 31, 2012, compared to $84,328 at December 31, 2011.  The Company has received and recorded $788,393 in advance deposits from Water Science on machine orders at March 31, 2012.  This will be reduced as the Company delivers machines on order to Water Science, a related party.  Water Science, who has exclusive rights to sell our products in Central and South America, is also an affiliate of the Company, and by agreement may purchase machinery from us at cost plus 25 percent.  At March 31, 2012, our stockholders’ deficit was $4,585,691.

Results of Operations for the Three months ended March 31, 2012 and 2011

Revenues and Net Income

The Company had total revenues of $75,694 for the three months ended March 31, 2012, which represents a decrease from the $630,642 in total revenues for the same period one year earlier.  The majority of the revenues are from the sale of our EW systems and leasing revenues from our EW water systems in the dairy market.  We expect our revenues to fluctuate during the upcoming months due to the timing of new systems sold as we continue to ramp up our sales channels.  The Company has approximately $885,000 in equipment orders which are expected to be delivered throughout the remainder of 2012.  The Company has also received approximately $450,000 in deposits specifically related to these orders.

Net loss from continuing operations for the three months ended March 31, 2012 was $557,995, or a loss of $0.02 per share, compared with a net loss from continuing operations of $700,830, or $0.04 per share for the same period in 2011.  The current quarter net loss includes $100,049 in interest expense, compared to $299,996 in 2011.  This is due to interest expense related to the discounting of the notes payable related to certain additional warrants that were issued.  The Company recognized $11,223 in interest expense related to the debt discount for the three months ended March 31, 2012 as compared to $172,855 in interest expense for the three months ended March 31, 2011.

General and Administrative Expenses

The Company’s general and administrative expenses decreased approximately 10% as compared to the prior year primarily due to lower legal and professional fees.  Expenses totaled $538,527 during the three months ended March 31, 2012, compared to $599,783 during the three months ended March 31, 2011.  General and administrative expense for 2012 consists primarily of payroll and other compensation expense of $311,723, legal and professional fees of $19,947, rent of $22,872, expense related to granting of stock and options of $30,000 and insurance expense of $96,142.

Research and Development

Research and development expenses incurred during the three month period ended March 31, 2012 increased $2,000, from $3,000 in 2011 to $5,000 in 2012.  We continue to conduct research to improve its products and their performance.  The Company believes it has developed proven products that have commercial value in its targeted markets.

Liquidity and Capital Resources

The Company had $205,127 in cash as of March 31, 2012, compared to $84,328 at December 31, 2011.  We have had continuing operating losses of $597,995 for the three months ended March 31, 2012, compared with operating losses of $700,830 for the three months ended March 31, 2011.  The net loss per share for the first three months of 2012 and 2011 was $0.02 and $0.04 per share, respectively.

Net cash used in operating activities in the three month period ended March 31, 2012 was $204,148, a 60% decrease, compared to $507,433 for the same period in 2011.  The majority of the change in cash used for the current period was related to the recording of the debt discount, a decrease in inventory levels in 2011, the increase in advanced deposits for future equipment orders compared to a decrease in 2011 and the increase in accrued interest.

At March 31, 2012, the Company’s net inventory was $1,183,949, representing an increase of approximately $10,000, from the $1,173,913 on hand at December 31, 2011.

The Company’s only cash flows from investing activities were from expenditures related to intellectual property of $53 and $13,023 during the periods ended March 31, 2012 and 2011, respectively.

Cash flows from financing activities provided the Company $325,000 for the period ended March 31, 2012 compared with $415,000 provided the Company during the same period in 2011.  The Company continues to receive funding for the operating expenses of the Company.  The Company received proceeds of $325,000 from the receipt of short term advances made by a related party during the three months ended March 31, 2012.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  Note 1 of the notes to consolidated financial statements in Part II, Item 7 of the Company’s Annual Report on Form 10-K, dated December 31, 2011, describes the significant accounting policies and methods used in preparation of our consolidated financial statements.  We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates.  There were no material changes in our judgments or estimates during the first quarter of 2011.

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

 Forward-Looking Statements

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved.  Any one of those factors could cause actual results to differ materially from those projected herein.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements include our expectations regarding working capital requirements and future funding, our expectations regarding our internal controls, expectations regarding funding commitments, our expectations regarding reductions in deposits from Water Science, future inventory levels, future test results, and plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized.  Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risks associated with successfully developing our business in evolving markets, our need for additional capital, our continuing operating losses, the ability of our management to conduct distribution activities and sell products, possible failure to successfully develop new products, risks associated with litigation, risks associated with international transactions, vulnerability to competitors due to lack of patents on our products, and other risk factors listed in our annual report on Form 10-K for the year ended December 31, 2011 and our other SEC reports. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The Company’s disclosure controls have been designed to provide reasonable assurance of achieveing their objectives.

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

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On February 11, 2011, the Company filed a Verified Complaint for Damages (“Complaint”) in the Superior Court of Cobb County State of Georgia against Fieldale Farms Corporation (“Fieldale”).  The lawsuit seeks approximately $1,100,000 plus interest, which is the amount due under the agreement and an additional amount not less than $100,000 for the costs of EAU’s replacement of Fieldale equipment.  Pursuant to the agreement the Company leased and installed certain equipment to Fieldale.  In exchange, Fieldale agreed to pay the Company a monthly rental fee for a guaranteed term of four (4) years.  Although the Company and the Company’s technology performed in accordance with the agreement, Fieldale Farms cancelled the agreement in the fourth quarter of 2009.  While we are unable at this time to estimate the likelihood of a favorable outcome in this matter, we intend to prosecute vigorously our claims against Fieldale.  In March 2011, the Company received an Answer and Counterclaim, wherein Fieldale alleges that the Company caused damage to other equipment and property of Fieldale and seeks to recover its actual damages estimated at $400,000.  The Company disputes the claim and will vigorously defend against the claim.  In October 2011, the case was moved from Cobb County to Habersham County.  The Company filed for summary judgment, which was heard by the judge in May 2012.  No decision has been made at this time.

ITEM 1A.   RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

None

ITEM 5.  OTHER INFORMATION

In May 2012, the Company obtained an unsecured short term advance of $150,000 from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the advance has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock at an exercise price of $1.00 per share.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

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

3(i).3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2007)
3(ii).1	Amended and Bylaws (Incorporated by reference from registration statement on current report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007)
10.1	Form of Stock Option agreement for Board of Directors compensation
10.44
$358,527 Loan Agreement dated December 31, 2011 between the Company and Peter F. Ullrich (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2012)

10.45
Warrant Agreement dated December 31, 2011 between the Company and Peter F. Ullrich (Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2012)

10.46
First Amendment to Third Amended and Restated Senior Secured Convertible Promissory Note dated as of December 31, 2011 between the Company and Water Science LLC (Incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2012)

10.47
Stock Purchase Agreement dated as of December 31, 2011 between the Company and Peter F. Ullrich (Incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2012)

10.48
Stock Purchase Agreement dated as of December 28, 2011 between the Company and Theodore C. Jacoby, Jr. (Incorporated by reference to Ex. 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2012)

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

EAU TECHNOLOGIES, INC.

Dated: May 14, 2012	By:	/s/ Wade R. Bradley
Wade R. Bradley
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer (Principal Financial Officer)