Form 10-Q
period 2012-09-30
EAU TECHNOLOGIES, INC.
filed 2012-11-13
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of November 12, 2012, the Registrant had 28,567,460 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2012

PART I - FINANCIAL INFORMATION

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2012	2011
CURRENT ASSETS	(Unaudited)

Cash	$80,200	$84,328
Accounts receivable, net	4,500	83,378
Accounts receivable – related party, net	5,500	5,500
Prepaid expense	28,484	32,260
Inventory, net	1,250,951	1,173,913

Total current assets	1,369,635	1,379,379

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $120,721 and $119,712	-	1,009

LEASED EQUIPMENT, net of accumulated depreciation and impairment of $502,861and $502,861	602,948	602,948

OTHER ASSETS
Deposits	66,265	8,838
Intellectual property, net	149,436	122,749

Total other assets	215,701	131,587

Total assets	$2,188,284	$2,114,923

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30,	December 31,
	2012	2011
CURRENT LIABILITIES	(Unaudited)

Accounts payable	$347,947	$530,056
Accrued expenses	314,756	515,369
Accrued interest	1,443,334	1,152,250
Warranty reserve	120,000	120,000
Advance deposits on machine orders	287,690	14,070
Advance deposits on machine orders – related party	679,941	763,393
Unsecured short term advances – related party	1,325,000	-

Total current liabilities	4,518,668	3,095,138

LONG TERM LIABILITIES
Convertible notes payable – related party, net of discounts of $52,376 and $86,046	3,306,151	3,272,481

Total long term liabilities	3,306,151	3,272,481

Total liabilities	7,824,819	6,367,619

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 28,567,460 and 28,567,460 issued and outstanding, respectively	2,857	2,857
Additional paid in capital	45,527,947	45,242,947
Accumulated deficit	(51,167,339)	(49,498,500)

Total stockholders’ equity (deficit)	(5,636,535)	(4,252,696)

Total liabilities and stockholders’ equity (deficit)	$2,188,284	$2,114,923

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

NET REVENUES – RELATED PARTY	$36,125	$-	$108,452	$-

NET REVENUES	27,800	556,224	150,404	1,258,390

TOTAL REVENUES	63,925	556,224	258,856	1,258,390

COST OF GOODS SOLD	29,782	138,356	106,677	819,734

GROSS PROFIT	34,143	417,868	152,179	438,656

OPERATING EXPENSES
Depreciation and amortization	340	2,246	2,027	7,154
Research and development	2,500	5,376	7,500	8,376
General and administrative	453,148	587,825	1,513,698	1,756,647

Total operating expenses	455,988	595,447	1,523,225	1,772,177

LOSS FROM OPERATIONS	(421,845)	(177,579)	(1,371,046)	(1,333,521)

OTHER INCOME (EXPENSE)
Interest expense	(125,761)	(313,628)	(333,632)	(923,244)
Interest income	10	56	25	71
Gain on settlement of debt	-	-	35,814	-

Total other income (expense)	(125,751)	(313,572)	(297,793)	(923,173)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(547,596)	(491,151)	(1,668,839)	(2,256,694)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(547,596)	$(491,151)	$(1,668,839)	$(2,256,694)

NET LOSS PER SHARE	$(0.02)	$(0.02)	$(0.06)	$(0.11)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	28,567,460	20,006,168	28,567,460	20,006,168

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK		ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT
	SHARES	AMOUNT			TOTAL

Balance, December 31, 2011	28,567,460	$2,857	$45,242,947	$(49,498,500)	$(4,252,696)

Vesting of options for services (unaudited)	-	-	285,000	-	285,000

Net loss for the nine months ended September 30, 2012 (unaudited)	-	-	-	(1,668,839)	(1,668,839)

Balance, September 30, 2012 (unaudited)	28,567,460	$2,857	$45,527,947	$(51,167,339)	$(5,636,535)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,668,839)	$(2,256,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,027	47,034
Options vested or issued for services	90,000	114,154
Discount of note payable	33,670	518,565
Changes in operating assets and liabilities:
Decrease in accounts receivable	78,878	6,819
Decrease in accounts receivable – related party	-	(713)
Decrease in prepaid expense	3,776	13,719
(Increase) decrease in inventory	(77,038)	394,289
(Increase) in deposits	(57,427)	-
(Decrease) in accounts payable	(182,109)	(145,232)
Increase in warranty reserve	-	47,204
Increase (decrease) in advance deposits for machine orders	273,620	(25,634)
Increase (decrease) in advance deposits for machine orders – related party	(83,452)	350,000
Increase (decrease) Increase in accrued expenses	(5,613)	9,136
Increase in accrued interest	291,084	402,570

Net cash (used) in operating activities	(1,301,423)	(524,783)

CASH FLOWS FROM INVESTING ACTIVITIES
Intellectual property disbursements	(27,705)	(19,243)

Net cash (used) in investing activities	(27,705)	(19,243)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured short term advances - related party	1,325,000	733,763

Net cash provided by financing activities	1,325,000	733,763

NET INCREASE (DECREASE) IN CASH	(4,128)	189,737

Cash, beginning of period	84,328	178,992

Cash, end of period	$80,200	$368,729

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	For the Nine Months Ended September 30,
	2012	2011
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$8,878	$2,109

Income Taxes	$-	$-

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

Certain prior period amounts have been reclassified in the condensed financial statements to conform to current period presentation.

NOTE 2 - INVENTORIES

The composition of inventories is as follows at:

	September 30, 2012	December 31, 2011

Finished goods	$477,793	$550,197
Raw materials	1,173,158	1,023,716
Allowance for obsolete inventory	(400,000)	(400,000)

	$1,250,951	$1,173,913

NOTE 3 – WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of three years.  The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs.  If actual results differ from the estimates, the Company would adjust the estimated warranty liability.  Changes in the warranty reserve for the nine months ended September 30, 2012, and for the year ended December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011

Warranty reserve at beginning of period	$120,000	$72,796
Costs accrued for additional warranties	894	51,193
Service obligations honored	(894)	(3,989)

Warranty reserve at end of period	$120,000	$120,000

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

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  The Company had sales of $108,452 and $0 to Water Science during the nine months ended September 30, 2012 and 2011, respectively.  The Company has received and recorded $679,941 in advance deposits from Water Science on machine orders at September 30, 2012.

Unsecured Short Term Loans – Between January and September 2012, the Company obtained unsecured short term loans totaling $1,325,000 from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the loan has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock at an exercise price of $1.00 per share.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

Convertible Notes Payable – See Note 4 for disclosure of related party Convertible Notes Payable.

Advances – Periodically throughout the year, the Company advances employees cash for certain reimbursable expenses.  As of September 30, 2012 and December 31, 2011, the Company had advances to employees in the amount of $5,500 and $5,500, respectively.

Employee Options – In December 2007, the Company granted 480,260 options to various employees.  The options are for a term of ten (10) years and which now have an exercise price of $0.31 per share.  The options vest over a period of four (4) years.   The options were valued using the Binomial model with the following assumptions:  risk free rate of 2.1%, volatility at 201.13% and the stock price at $0.31.  The value of each option is approximately $0.31 per option.  The options were fully vested as of December 31, 2011 and September 30, 2012.

 In November 2007, the Company granted 530,000 options to Douglas Kindred, in connection with the appointment of Mr. Kindred as Chief Technology Officer.  The options are for a term of ten (10) years and which now have an exercise price of $0.31 per share.  The options vest over a period of four (4) years.   The options were valued using the Binomial model with the following assumptions:  risk free rate of 2.1%, volatility at 199.88% and the stock price at $0.31.  The value of each option is approximately $0.31 per option.  The options were fully vested as of December 31, 2011 and September 30, 2012.

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

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and Fully Diluted Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net Income (loss) (numerator)	$(547,596)	$(491,151)	$(1,668,839)	$(2,256,694)
Shares (denominator)
Basic	28,567,460	20,006,168	28,567,460	20,006,168
Per share amount
Basic	$(0.02)	$(0.02)	$(0.06)	$(0.11)

The Company’s outstanding stock options and warrants have been excluded from the basic net loss per share calculation for the three and nine month periods ended September 30, 2012 and 2011, because they are anti-dilutive.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based-Compensation Expense

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement method to account for stock-based compensation. The Company uses the Binomial valuation formula, which is a closed-form model that uses an equation to determine the estimated fair value of stock options.  Stock-based compensation expense recognized for the nine month period ended September 30, 2012 and 2011 was $90,000 and $114,154, respectively, related to employee and director stock options issued and vesting during the period.

The following table is a summary of the status of the warrants and options granted and outstanding at September 30, 2012:

	Number of Options and Warrants	Weighted Average Exercise Price

Outstanding at beginning of period	3,688,066	$0.31
Granted	1,209,688	0.31
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding at end of period	4,897,754	$0.31

A summary of the status of the warrants outstanding at September 30, 2012 is presented below:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$.01-.50	4,897,754	5.2 years	$0.31	4,317,106	$0.31

The fair value of each warrant granted is estimated on the date granted using the Binomial pricing model.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated events subsequent to September 30, 2012 and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

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

We have identified the following industries for early stage sales and marketing focus: 1) food and beverage processing, 2) dairy production and processing, 3) meat and poultry processing and 4) agricultural grow-out and processing (“Primary Markets”).  As of the date of this Report, the Company was focused on these markets because we believe that for each of these markets we have a competitive advantage, the potential ability to attract a leading strategic industry partner, or we can provide an attractive value-added proposition.  To penetrate these markets, EAU is conducting trials intends to complete additional commercial installations that will lead to partnerships with enterprises that can assist in rolling the technology out on a large scale.  The Company currently needs additional funding prior to pursuing additional commercialization.

Food and Beverage Processing. The Company entered into a non-exclusive commercial relationship with an international manufacturer of food processing equipment.  In connection with the agreement the customer ordered two Empowered Water Generator systems.  We shipped the systems during the fourth quarter of 2011.  We have received orders for additional systems from the company.  We expect to ship two more systems during the fourth quarter of 2012.

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

Financial Position

The Company had $80,200 in cash as of September 30, 2012, compared to $84,328 at December 31, 2011.  The Company has received and recorded $679,941 in advance deposits from Water Science on machine orders at September 30, 2012.  Water Science, who has exclusive rights to sell our products in Central and South America, is also an affiliate of the Company, and by agreement may purchase machinery from us at cost plus 25 percent.  At September 30, 2012, our stockholders’ deficit was $5,636,535.

Results of Operations for the Three months ended September 30, 2012 and 2011

Revenues and Net Income

The Company had total revenues of $63,925 for the three months ended September 30, 2012, which represents a decrease from the $556,224 in total revenues for the same period one year earlier.  The majority of the revenues are from the sale of our EW systems and leasing revenues from our EW water systems in the agriculture and dairy markets.  We expect our revenues to fluctuate during the upcoming months due to the timing of new systems.  The Company has approximately $750,000 in equipment orders which are expected to be delivered throughout the remainder of 2012.

Net loss from continuing operations for the three months ended September 30, 2012 was $547,596 or a loss of $0.02 per share, compared with a net loss from continuing operations of $491,151, or $0.02 per share for the same period in 2011.  The current quarter net loss includes $125,761 in interest expense, compared to $313,628 in 2011.  This decrease is due to interest expense recognized in the prior year related to the discounting of the notes payable related to certain additional warrants that were issued.  The Company recognized $11,223 in interest expense related to the debt discount for the three months ended September 30, 2012 as compared to $172,855 in interest expense for the three months ended September 30, 2011.

General and Administrative Expenses

The Company’s general and administrative expenses decreased approximately 23% as compared to the prior year primarily due to lower legal and professional fees.  Expenses totaled $453,148 during the three months ended September 30, 2012, compared to $587,825 during the three months ended September 30, 2011.  General and administrative expense for 2012 consists primarily of payroll and other compensation expense of $252,500, legal and professional fees of $13,600, rent of $22,000, expense related to granting of stock and options of $30,000 and insurance expense of $82,300.

Research and Development

Research and development expenses incurred during the three month period ended September 30, 2012 decreased $2,876, from $5,376 in 2011 to $2,500 in 2012.  We will continue to conduct research to improve our products and their performance.

Results of Operations for the Nine months ended September 30, 2012 and 2011

Revenues and Net Income

The Company had total revenues of $258,856 for the nine months ended September 30, 2012, which represents a decrease from the $1,258,390 in total revenues for the same period one year earlier.  The majority of the revenues are from the sale of our EW systems and leasing revenues from our EW water systems.  We expect our revenues to fluctuate during the upcoming months due to the timing of new systems sold.

Net loss from continuing operations for the nine months ended September 30, 2012 was $1,668,839, or a loss of $0.06 per share, compared with a net loss from continuing operations of $2,256,694, or $0.11 per share for the same period in 2011.  The current nine month period net loss includes $333,632 in interest expense, compared to $923,244 in 2011.  This decrease is due to interest expense recognized in the prior year related to the discounting of the notes payable related to certain additional warrants that were issued.  The Company recognized $33,670 in interest expense related to the debt discount for the nine months ended September 30, 2012 as compared to $518,564 in interest expense for the nine months ended September 30, 2011.

General and Administrative Expenses

The Company’s general and administrative expenses decreased approximately 14% as compared to the prior year primarily due to lower legal and professional fees.  Expenses totaled $1,513,698 during the nine months ended September 30, 2012, compared to $1,756,647 during the nine months ended September 30, 2011.  General and administrative expense for 2012 consists primarily of payroll and other compensation expense of $848,500, legal and professional fees of $69,500, rent of $67,000, expense related to granting of stock and options of $90,000 and insurance expense of $281,750.

Research and Development

Research and development expenses incurred during the nine month period ended September 30, 2012 decreased $876, from $8,376 in 2011 to $7,500 in 2012.  We continue to conduct research to improve its products and their performance.

Liquidity and Capital Resources

The Company had $80,200 in cash as of September 30, 2012, compared to $84,328 at December 31, 2011.  We have had continuing operating losses of $1,668,839 for the nine months ended September 30, 2012, compared with operating losses of $2,256,694 for the nine months ended September 30, 2011.  The net loss per share for the first nine months of 2012 and 2011 was $0.06 and $0.11 per share, respectively.

Net cash used in operating activities in the nine month period ended September 30, 2012 was $1,301,423, a 248% increase, compared to $524,783 for the same period in 2011.  The majority of the change in cash used for the current period was related to the recording of the debt discount, a decrease in inventory levels in 2011, the increase in advanced deposits for future equipment orders compared to a decrease in 2011 and the increase in accrued interest.

At September 30, 2012, the Company’s net inventory was $1,250,951, representing an increase of approximately $77,000, from the $1,173,913 on hand at December 31, 2011.  This is due to the systems currently being built.

The Company’s only cash flows from investing activities were from expenditures related to intellectual property of $27,705 and $19,243 during the periods ended September 30, 2012 and 2011, respectively.

Cash flows from financing activities provided the Company $1,325,000 for the period ended September 30, 2012 compared with $733,763 provided the Company during the same period in 2011.  Cash flows from financing activities is from proceeds from the receipt of short term advances made by a related party during the nine months ended September 30, 2012.

We currently do not have sufficient funds to operate our business without additional funding.  We do not have any written agreements in place for additional funding.  Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues.  Our current assets, along with cash generated from anticipated revenues, will not provide us with sufficient funding for the next twelve months.  We anticipate that we may need an additional $1,500,000 or more in future funding to execute our business plan over the next twelve months. Moreover, if we able to expand our sale of EW machines as anticipated, we may need significant additional working capital to fund that expansion.  We do not have arrangements in place to provide us with this funding or any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.  We have relied on advances from our major shareholder to meet our liquidity requirements in 2011 and 2012.  The Company has made cost reductions to mitigate its lack of liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  Note 1 of the notes to consolidated financial statements in Part II, Item 7 of the Company’s Annual Report on Form 10-K, dated December 31, 2011, describes the significant accounting policies and methods used in preparation of our consolidated financial statements.  We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates.  There were no material changes in our judgments or estimates during the third quarter of 2012.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On February 11, 2011, the Company filed a Verified Complaint for Damages (“Complaint”) in the Superior Court of Cobb County State of Georgia against Fieldale Farms Corporation (“Fieldale”).  The lawsuit seeks approximately $1,100,000 plus interest, which is the amount due under the agreement and an additional amount not less than $100,000 for the costs of EAU’s replacement of Fieldale equipment.  Pursuant to the agreement the Company leased and installed certain equipment to Fieldale.  In exchange, Fieldale agreed to pay the Company a monthly rental fee for a guaranteed term of four (4) years.  Although the Company and the Company’s technology performed in accordance with the agreement, Fieldale Farms cancelled the agreement in the fourth quarter of 2009.  While we are unable at this time to estimate the likelihood of a favorable outcome in this matter, we intend to prosecute vigorously our claims against Fieldale.  In March 2011, the Company received an Answer and Counterclaim, wherein Fieldale alleges that the Company caused damage to other equipment and property of Fieldale and seeks to recover its actual damages estimated at $400,000.  The Company disputes the claim and will vigorously defend against the claim.  In October 2011, the case was moved from Cobb County to Habersham County.  The Company filed for summary judgment, which was heard by the judge in May 2012.  In October 2012, the Judge ruled on the case.  The Judge ruled against the Company’s claims due to a damages provision in the contract.  The judge further accepted the Company’s arguments to dismiss each of the counter claims made by Fieldale.  The Company has filed an appeal on the judge’s ruling against the Company’s claims, and Fieldale has filed a cross-appeal on its counter-claims.  Fieldale’s cross-appeal will apply only if the Court of Appeals reverses the Superior Court’s dismissal of the Company’s claims.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

None

ITEM 5.  OTHER INFORMATION

In September 2012, the Company obtained an unsecured short term advance of $100,000 from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the advance has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock at an exercise price of $1.00 per share.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

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

EAU TECHNOLOGIES, INC.

Dated: November 13, 2012	By:	/s/ Wade R. Bradley
Wade R. Bradley
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2012	By:	/s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)