Form 10-K
period 2012-12-31
EAU TECHNOLOGIES, INC.
filed 2013-04-01
CIK 1170816

THE UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

At March 30, 2013, 28,575,371 shares of the Registrant’s common stock, $0.0001 par value per share, were outstanding. The aggregate market value of shares of common stock held by nonaffiliates as of June 30, 2012, was $575,191.

Documents Incorporated By Reference: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A “SAFE HARBOR” FOR FORWARD LOOKING STATEMENTS. This Form 10-K contains statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words. Forward-looking statements include statements about our liquidity, our ability to fund operations, reserves, patent protection, outsourcing, life spans of generators, losses, demand for our products, long-lived assets and internal controls. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

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

PART I

ITEM 1. BUSINESS

EAU TECHNOLOGIES, INC., (referred to herein sometimes as “EAU,” “we,” “us,” or the “Company”), is in the business of developing, manufacturing and marketing equipment that uses water electrolysis to create non-toxic cleaning and disinfecting fluids for food safety applications as well as dairy drinking water. These fluids have various commercial applications and may be used in commercial food processing and agricultural products that clean, disinfect, remediate and hydrate. The processes for which these fluids may be used are referred to in this Report (the “Report”) as the “EW Technology.” For example, we believe that our food and agricultural treatment products may be used to systemically treat various facets and phases of the food chain, from grow-out to downstream food, to cleaning and sanitizing food productions equipment, by eliminating dangerous and unhealthy pathogens from the food chain with our highly effective solutions. We make the claim that our products are “non-toxic”. We can do this because at the levels we employ our technology in commercial applications, as well as studies both internal and through third parties shows no toxicity. At the levels employed, the fluids and products are environmentally safe and non-toxic and do not contain or leave harmful residues. The electrolyzed water fluids created by the EW Technology (referred to herein sometimes as the “EW Fluids” or “Empowered WaterTM”) generated by our specialized equipment can be used in place of many of the traditional products used in commercial, industrial and residential disinfecting and cleaning.

Our focus is on our three core competencies which are, producing high volumes of electrolyzed water, controlling the properties of the water and using our application knowledge. Because of our ability to produce high volumes of water and control the water properties, our target market is in commercial applications where we believe we can add value by generating measurable productivity, employee safety and efficiency gains. We will continue to use a disciplined stage gate development process that drives ideas to commercial test installations that turn into revenues. Once we have developed an application we will attempt to find strategic partners that would be able to assist us with a large scale commercial roll-out of the technology.

We have identified the following industries for early stage sales and marketing focus: 1) food and beverage processing, 2) dairy production and processing, 3) meat and poultry processing and 4) agricultural grow-out and processing (“Primary Markets”). As of the date of this Report, the Company was focused on these markets because we believe that for each of these markets we have a competitive advantage, the potential ability to attract a leading strategic industry partner, or we can provide an attractive value-added proposition. To penetrate these markets, EAU is conducting trials and completing commercial installations that is leading to partnerships with enterprises that can assist in rolling the technology out on a large scale.

Food and Beverage Processing. In 2008 we installed our equipment to test a clean-in-place (CIP) application with an international beverage bottling company for use with cold beverages. There were three stages of this trial that were conducted simultaneously: 1) Syrup tanks; 2) Bag in box line and; 3) Bottling line. The purpose of the trial was to identify whether EAU’s non-toxic ambient temperature Empowered Waters could replace current 3-5 step CIP processes. In order to become an approved technology for this bottling company, EAU had to show cleaning performance, good antimicrobial efficacy, no negative smell or taste impacts, and improved CIP efficiency.

Results showed Empowered Water™ was able to improve current cleaning and sanitizing efficacy, minimizing the use of commercial chemicals while complying with microbiological integrity and sensory testing requirements. Testing also identified water and energy consumption savings as well as significant timesaving that can increase bottling production line availability.

In August 2010, following the successful tests, the Company received its first purchase orders from the international beverage company. EAU installed its environmentally friendly Empowered Water™ CIP Systems at three of the company’s bottling plants and recorded revenue from the sale of these systems during the first quarter 2011. The Company received an additional order for this same bottling company in 2012 for one of its largest bottling plants. Because of the success we have achieved in this application, we began testing with another International Bottler of soft drinks and have achieved similar success in duplicating results with that company. EAU is now an approved CIP application with both International Bottling companies and is marketing to both companies bottling operations in North America.

Upon the successful installations and as part of the Company’s plans to find a strategic industry partner, the Company entered into a non-exclusive commercial relationship with an international manufacturer of food processing equipment. In connection with the agreement the company ordered two Empowered Water Generator systems. We shipped the systems during the fourth quarter of 2011. The systems have been used for customer product testing and on-site customer validation. As the positive results of the tests have come in, the company has ordered additional units for additional on-site tests and sales. One of these test systems is installed in a customer plant and the strategic industry partner is working on final purchase agreements. We are continuing to work together on a number of possible sales and installations. Additional test systems have been purchased by the partner.

Dairy Production and Processing. The Company commenced hydration and production tests on dairy cattle in 2006. Multiple on-site trials and University studies were performed. Initial results indicated an increase in milk production and milk fat while maintaining the protein content. In August 2008, we reached an agreement with a dairy located in Georgia to begin paying for the use of our equipment. In the first quarter of 2009, due to positive results, the Company installed a second unit at this dairy to provide our fluids to all of the cows. In January 2012, the Company was notified that the dairy completed their bankruptcy reorganization and that the new owners were discontinuing the use of our equipment on the dairy.

In April 2011, the Company signed a purchase agreement with Fonterra Co-Operative Group Limited, New Zealand for a Dairy Drinking Water System to be used in a new 3,000 cow dairy in Yutian, China. We shipped the system in August 2011 and installed the system in December 2011. We recognized revenues from the sale of this system during 2011. We currently receive minimal ongoing revenues during 2012 for support of the system.

Meat and Poultry Processing. We began testing of our EW Technology and EW Fluids (the “EW System”) in poultry processing in 2005. Over the course of the next three years, we showed significant results in killing salmonella on the processed poultry. Independent testing analysis revealed pre-chill microbial reduction was significantly below the Food Safety Inspection Services (the enforcement arm of the USDA) allowable limit at that time. From these results we successfully completed Phase I of our USDA Online Reprocessing (“OLR”) Certification. In 2008, we completed the OLR data gathering stage at Fieldale Farms (“Fieldale”) a poultry plant in northern Georgia and submitted our findings to the USDA for OLR approval. EAU received a letter from the USDA approving our fluids for use in the plant for OLR applications.

In 2009 we began receiving revenues of approximately $27,500 per month from Fieldale. Per the terms of the agreement, we were to help the plant achieve Category 1 compliance for post-chill microbial performance. The plant completed a USDA test set October 2009 with the result that it met the Category 1 requirements for that test set. Fieldale indicated that it was suspending the agreement as of November 23, 2009 and ceased making payments. In February 2011, the Company filed a complaint in the Superior Court of Cobb County Georgia against Fieldale for breaching the agreement. (See Part I, Item 3 - Legal Proceedings.)

Agriculture. In 2006 we made initial sales to Water Science, LLC, a Florida limited liability company (“Water Science”) for the Latin American markets. Water Science is a major shareholder of the Company and its managing member, Peter Ullrich, is a director of our company. We have shipped multiple systems to Ecuador, Mexico, Columbia, Costa Rica and Holland for trials and Water Science internal use, including six new systems in 2012 and one more in the first quarter of 2013. Water Science is utilizing the technology for its own flower and agricultural endeavors. Further studies are being done as each country that has the Empowered Water™ technology ramps up for their own outside sales efforts.

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

Grocery Store Produce and Meat Departments - Empowered Water™ has been used in various areas of Grocery stores such as, floral, fresh cut produce and leafy vegetable rinse area. Empowered Water™ may also be used by grocery store meat departments to aid in extending the shelf life of the product as well as an anti-bacterial agent on cutting surfaces where multiple products, such as beef, poultry and seafood are cut and packaged, and where cross contamination commonly occurs. Using our electrolyzed fluids, a store’s processing machinery and floor surfaces can be cleaned and sanitized without the use of toxic chemicals.

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

Manufacturing and Sources of Supply

We manufacture and assemble specialized parts in our Kennesaw, Georgia facility. We utilize contract labor both internally as well as externally for certain aspects of the manufacturing and assembly process until demand for our technology increases to a level necessary for further investment. Eventually we expect to outsource to third parties the majority of manufacturing and assembly of electrolyzed water generator components that comprise our EW Technology. In the future, outsourcing more of the Empowered Generator manufacture and assembly should enable us to benefit from the manufacturing capabilities of those who can accommodate significant increases in production volume as necessary.

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

Our research and development expenditures totaled approximately $7,500 for the year ended December 31, 2012, and $38,000 in 2011.

Employees

As of December 31, 2012 we had 9 full-time employees and 2 contractors. As our business grows, we anticipate that we will need to employ additional project managers, field technicians, salaried clerical staff and sales personnel. We believe that our relationships with our employees are good.

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

We have received a report from our independent auditors on our financial statements for fiscal years ended December 31, 2012 and 2011 which contains a modification indicating substantial doubt about the Company’s ability to continue as a going concern. In addition, the footnotes to our financial statements list factors, including recurring losses since incorporation, which raise substantial doubt about our ability to continue as a going concern.

We may need substantial additional funds that we may not be able to acquire.

The majority of our funding has come from shareholders. We currently do not have sufficient funds on hand to fund all of our operational needs for the next 12 months. We will have sufficient funds to operate our business provided we receive expected orders from our customers or if we are able to secure additional funding. We do not have any agreements in place for additional funding. We may not have enough funding for operations to fund our business until it is developed enough to bring the business plan to maturity. Our cash requirements may vary materially from those now planned as a result of marketing efforts, relationships with suppliers, changes in the direction of our business strategy, and/or competitive and technical advances for electrolyzed water as a sanitizer. We may not be able to continue to improve or develop successful electrolyzed water products. In addition, it may be more costly than we have anticipated developing new products. We may incur costs that are necessary to comply with governmental requirements. For example, we may be required to obtain approval from the U.S. Food and Drug Administration for our current or planned products. We may require substantial additional funding for our operating expenses and for marketing and sales programs. We may not be able to obtain adequate funds for these purposes when we need them or on acceptable terms.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

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

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock trades on the OTCQB Marketplace, operated by OTC Markets Group Inc., under the ticker symbol “EAUI”. Previously our common stock was quoted on the OTC Bulletin Board under the symbol EAUI.OB. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

The table below sets forth the range of high and low closing prices of our common stock as reported on the OTCQB Marketplace, for the last two years. Common stock began trading publicly during May 2004.

	EAU Technologies, Inc. Common Stock
	High	Low
Year Ended December 31, 2012
Quarter Ended March 31, 2012	$0.10	$0.01
Quarter Ended June 30, 2012	0.60	0.07
Quarter Ended September 30, 2012	0.15	0.01
Quarter Ended December 31, 2012	0.14	0.02

	High	Low
Year Ended December 31, 2011
Quarter Ended March 31, 2011	$0.31	$0.17
Quarter Ended June 30, 2011	0.45	0.25
Quarter Ended September 30, 2011	0.35	0.25
Quarter Ended December 31, 2011	0.35	0.20

As the foregoing are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

As of December 31, 2012, the Company had approximately 370 record holders of common stock.

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

Financial Position

The Company had $753,348 in cash as of December 31, 2012, compared to $84,328 at December 31, 2011. Our working capital deficit as of December 31, 2012 was $6,854,029 compared to a deficit of $1,715,759 at December 31, 2011. The primary reason for the change in our working capital deficit for the year ended December 31, 2012, was due to the reclassification of the convertible notes from long-term debt to current debt. Our current debt and short term advances increased to $4,642,375 at December 31, 2012 from $0 at December 31, 2011. The Company has received and recorded approximately $1,624,000 in advance deposits on orders for our equipment. We expect the deposits will be reduced as the Company delivers machines on order to our customers during the first and second quarter of 2013. At December 31, 2012 our stockholders’ deficit was $5,969,577, compared to $4,242,696 at December 31, 2011.

Summary of select balance sheet information follows:

	December 31, 2012	December 31, 2011
Balance Sheet Data:
Cash	$753,348	$84,328
Total Current Assets	1,970,348	1,379,379
Total Assets	2,854,800	2,114,923
Total Current Liabilities	8,824,377	3,095,138
Long Term Debt	-	3,272,481
Total liabilities and stockholders’ equity	$2,854,800	$2,114,923

Results Of Operations For The Year Ended December 31, 2012 As Compared To The Year Ended December 31, 2011

Revenues and Net Loss - Net revenues for the year ended December 31, 2012, decreased by $1,432,405, to $471,209, of which $273,011 are revenues from a related party, compared to revenues of $1,903,614 for the year ended December 31, 2011. The majority of the revenues are from the sale of our EW water systems in the Clean-in-Place (“CIP”) market and the agriculture and dairy markets. We expect to increase revenues from the CIP and dairy markets in 2013.

Our cost of sales decreased from $1,199,061 for the year ended December 31, 2011 to $320,672 for the year ended December 31, 2012. This decrease is attributable to the decreased sales of our EW water systems. Approximately $85,000 of cost of sales is from the write down of inventory.

For the year ended December 31, 2012, the Company had a net loss of $2,031,881, compared to a net loss of $3,045,429 for the year ended December 31, 2011. This decrease of approximately $1,015,000 of net losses is primarily due to the reduced amount of interest expense and the gain on the extinguishment of certain liabilities.

General and Administrative Expense – The Company incurred total general and administrative expenses of $1,743,079, a decrease of $790,802 from the $2,533,881 incurred in 2011. General and administrative expenses for 2012 consist primarily of payroll and labor expense of $844,358, expenses related to stock options and warrants of $120,000, professional fees of $89,000, insurance expense of $351,000, and travel related expenses of $90,000.

During the year ended December 31, 2012, we expended approximately $89,000 in professional fees, which include legal and consulting fees. This was a decrease of $64,000 or 42%, from the $153,000 spent in 2011. This decrease is primarily due to the Company’s efforts to reduce costs and better utilize its own resources.

Research and Development - Our research and development expenses for the year ended December 31, 2012, were $7,500, a decrease of $30,141, as compared to $37,641 for the year ended December 31, 2011.

Interest Expense - Our interest expense decreased from $1,169,158 in 2011 to $465,336 in 2012. In December 2011, the Company entered into a transaction whereby some of the existing debt was extinguished. This reduced the amount of debt and, in turn, our interest expense for the year was significantly decreased.

Summary of select income statement information follows:

	Year Ended December 31,
	2012	2011	Better (Worse)	Percent Change

Revenue, net	$471,209	$1,903,614	$(1,432,405)	75%
Gross profit	$150,537	$704,553	$554,016	79%
Net loss	$2,031,881	$3,045,429	$1,013,548	33%
Loss per share	$0.07	$0.15	$0.08	53%

Liquidity And Capital Resources

We do not receive sufficient revenues to fund all of our operational needs. The majority of our funding has come from shareholders. We currently do not have sufficient funds on hand to fund all of our operational needs for the next 12 months. We will have sufficient funds to operate our business provided we receive expected orders from our customers or if we are able to secure additional funding. We do not have any agreements in place for additional funding. We may not have enough funding for operations to fund our business until it is developed enough to bring the business plan to maturity. Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues. Our current assets, along with cash generated from anticipated revenues, will provide us with sufficient funding for the next twelve months. We project $1,500,000 is required over the next twelve months to execute our business plan. Moreover, if we able to expand our sale of EW machines as anticipated, we may need significant additional working capital to fund that expansion. We do not have arrangements in place to provide us with this funding or any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.

At December 31, 2012, we had cash of $753,348, compared to $84,328 at December 31, 2011. We had a net loss of $2,031,881 for the year ended December 31, 2012 compared with net loss of $3,045,429 for the year ended December 31, 2011. The net loss per share for the year ended 2012 was $0.07 compared to net loss per share of $0.15 for the same period in 2011.

Net cash used in operating activities for the year ended December 31, 2012 was $640,141, a 27% decrease, compared to $875,748 for the same period in 2011. The primary changes to the cash flow from operating activities were an increase in the advance deposits on machine orders of $1,609,988, a decrease in the related party deposits on machine orders of $248,010, a decrease in accrued expenses of $270,466 and an increase in accrued interest of $408,172.

The operating outflow of cash was reduced by the Company recognizing the expense of the vesting of warrants and stock options of $120,000.

At December 31, 2012, the Company’s net inventory was $1,169,966, representing minimal decrease from the $1,173,913 on hand at December 31, 2011.

Net cash used in investing activities during the period ended December 31, 2012 was $15,839 as compared to $22,916 in the same period in 2011. These cash flows consisted of expenditures for patent work.

Cash flows from financing activities provided the Company $1,325,000 and $804,000 for the years ended December 31, 2012 and 2011, respectively. This is primarily a result of the Company’s continued issuance of notes payable to fund operations. During the years ended 2012 and 2011, the Company raised $0 and $50,000 from the sale of stock, respectively. The Company received $1,325,000 and $754,000 from the issuance of notes payable during 2012 and 2011. During 2011, the Company converted the $804,000 in notes payables into common stock.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control – Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective to provide reasonable assurance based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND COPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, age, and position of each of our directors and executive officers.

Name and Address	Age	Position and Office Held

Wade R. Bradley 1890 Cobb International Blvd. Kennesaw, GA 30152	52	Chief Executive Officer; Director

Brian D. Heinhold 1890 Cobb International Blvd. Kennesaw, GA 30152	40	Chief Financial Officer

Doug Kindred 1890 Cobb International Blvd. Kennesaw, GA 30152	58	Executive Vice President and Chief Technology Officer

William J. Warwick 1063 Ocean Ridge Drive Wilmington, North Carolina 28405	77	Director

Peter Ullrich 1800 NW 89th Place Miami, FL 33172	70	Director

Theodore C. Jacoby, Jr. 1716 Hidden Creek Ct. St. Louis, MO 63131	72	Director

J. Leo Montgomery 1890 Cobb International Blvd. Kennesaw, GA 30152	72	Non-executive Chairman of the Board; Director

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

Brian D. Heinhold is the Company’s Chief Financial Officer. Mr. Heinhold took over as CFO in September 2006. He served as the Company’s controller since joining the Company in May 2006. Before joining EAU, he worked for a Certified Public Accounting firm, from 2004 to 2006, as an auditor and consultant. While working at the CPA firm, Mr. Heinhold was involved with both private and public companies. From 2002 to 2004, he worked as a manager of an entertainment center in Salt Lake City, where he oversaw the operations of the company. Prior to that, he worked as the business and finance manager at a local automotive dealership from 2001 to 2002. From 1994 to 2001, Mr. Heinhold was the accounting manager of a small engineering and manufacturing firm, where he oversaw all the functions of the accounting department. He has also served in many volunteer positions where he worked with adults and youth. Mr. Heinhold graduated from the University of Utah with a Masters of Public Accountancy degree and a Bachelor of Arts degree in Finance.

Doug Kindred is currently the Company’s Executive Vice President and Chief Technology Officer and has over 27 years of management and engineering experience in numerous industries. He was a co-owner and Vice President of ESI, Inc., a turnkey, design/build engineering construction firm for over 18 years. He served as President of an air pollution control equipment manufacturer prior to joining EAU. He has extensive experience throughout his career with the production of premium quality water including numerous boiler feed water systems that utilized demineralizers, automated acid and caustic regeneration systems, water softeners and condensate polishing systems for various industries. Mr. Kindred holds a B.S. degree in Mechanical Engineering from Georgia Tech and is a graduate of the Kenan-Flagler Business School Executive Program at The University of North Carolina, Chapel Hill. He is a registered professional engineer.

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

Committees

The Board of Directors maintains standing Audit and Compensation Committees.

Audit Committee. The Audit Committee, which consists of Theodore C. Jacoby, Jr., J. Leo Montgomery and William J. Warwick, serves as an independent and objective party to, among other things, review the Company’s financial statements and annual report, review and appraise the audit efforts of the Company’s auditors and pre-approve permissible services to be performed for the Company by its auditors, and is responsible for the appointment, compensation and oversight of the work of the independent public accountants which audit the Company’s financial statements. The primary function of the Audit Committee involves oversight functions to support the quality and integrity of the Company’s accounting and financial reporting processes generally. It should be noted, however, that the members of the Committee are not necessarily experts in the fields of auditing and accounting and do not provide special assurances on such matters. The Audit Committee met four times during 2012. The Board of Directors has determined that J. Leo Montgomery is an “audit committee financial expert” as that term is defined by applicable rules of the Securities and Exchange Commission. The report of the Audit Committee appears below in this Proxy Statement. A copy of the Audit Committee’s charter is included on the Company’s website at www.eau-x.com.

Compensation Committee. The Compensation Committee, consisting of Theodore C. Jacoby, Jr. and William J. Warwick, sets the compensation of executive officers and administers the Company’s incentive plans, including the Company’s stock option plans. The Compensation Committee met twice during 2012. The Compensation Committee has adopted a written charter, a copy of which is available on the Company’s website at www.eau-x.com. As set forth in the Compensation Committee charter, the Committee:

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

Meetings and Attendance. The Board of Directors held two meetings during 2012. Each incumbent director attended at least 75 percent of the aggregate of the meetings of the Board of Directors and of the committees of which he was a member. The Company strongly encourages each Board member to attend the Company’s annual meeting of stockholders.

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

Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2012 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were completed.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wade R. Bradley Chief Executive Officer	2012 2011	240,000 240,000	0.00 0.00	0.00 0.00	0.00 0.00	0.00 0.00	0.00 0.00	6,000 (1) 6,000 (1)	246,000 246,000

Doug Kindred Chief Technology Officer	2012 2011	176,985 176,985	0.00 0.00	0.00 0.00	0.00 0.00	0.00 0.00	0.00 0.00	6,000 (1) 6,000 (1)	182,985 182,985

(1)	Other compensation consists of car allowances.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding stock options and restricted stock held by the Company's Named Executive Officers at December 31, 2012.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Wade R. Bradley, Chief Executive Officer	500,000		0.31	11/6/2016

Doug Kindred,	20,000		0.31	5/27/2015
Chief Technology Officer	25,000		0.31	6/1/2015
	530,000		0.31	11/8/2017

Employment Agreements

As of December 31, 2012, two executives had current employment agreements.

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

4. Inducement Stock Option Grant. Mr. Kindred is entitled to receive stock options to purchase 530,000 shares of the Company’s common stock. The options will not constitute incentive stock options under Section 422 of the Internal Revenue Code of 1986. The options vested in full on November 8, 2011.

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

9. Severance. Mr. Kindred will be entitled to certain severance payments and other rights if his employment is terminated: (i) by the Company without “Cause,” as that term is defined in his agreement, or (ii) by Mr. Kindred for “Good Reason,” as that term is defined in his agreement. In each such instance, Mr. Kindred’s severance benefits will be as follows:

-	Salary. Any unpaid base salary through the date of termination.

-	Vacation. Any earned but unused vacation time.

-	Severance Payment. He will be entitled to an amount equal to twelve months of base salary payable over the 12-month period immediately following termination.

-
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

In consideration of Mr. Bradley’s agreement to amend the Employment Agreement, $120,000, less applicable Federal and state tax withholdings (which were retained by the Company and remitted to the applicable taxing authorities) and applicable escrow agent fees, was disbursed directly to Mr. Bradley. The remaining balance of $120,000 of the escrow funds, less applicable escrow agent fees, was disbursed to the Company. All interest earned on the escrow funds has also been remitted to the Company. Mr. Bradley and the Company agreed to these amendments to provide the Company with short-term liquidity it needed for operations.

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
4. Inducement Stock Option Grant. Mr. Bradley is entitled to receive stock options to purchase 500,000 shares of the Company’s common stock, which will represent approximately 2.17% of the Company’s fully diluted capital stock. The options will not constitute incentive stock options under Section 422 of the Internal Revenue Code of 1986. The options were fully vested on November 6, 2010.
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

9. Severance. Mr. Bradley will be entitled to certain severance payments and other rights if his employment is terminated: (i) by the Company without “Cause,” as that term is defined in his agreement, (ii) by Mr. Bradley for “Good Reason,” as that term is defined in his agreement, or (iii) non-renewal other than for “Cause.” In each such instance, Mr. Bradley’s severance benefits will be as follows:

-	Salary. Any unpaid base salary through the date of termination.

-	Vacation. Any earned but unused vacation time.

-	Severance Payment. He will be entitled to an amount equal to six months of base salary payable over the 6-month period immediately following termination. (This was amended in February 2010.)

-
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information about the beneficial ownership of our common stock as of March 30, 2013 by:

●	each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. The percentage of beneficial ownership is based on 28,575,371 shares of common stock outstanding as of March 30, 2013.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Peter F. Ullrich (1) 1800 NW 89th Place Miami, FL 33172	24,271,536	72.2%

Water Science, LLC. (1) 1800 NW 89th Place Miami, FL 33172	10,330,770	32.7%

Wade R. Bradley (2) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	500,000	1.7%

Doug Kindred (3) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	703,250	2.4%

William J. Warwick (4) 1063 Ocean Ridge Drive Wilmington, North Carolina 28405	348,240	1.2%

Theodore C. Jacoby, Jr. (5) 1716 Hidden Creek Ct. St. Louis, MO 63131	609,531	2.1%

J. Leo Montgomery (6) 1890 Cobb International Blvd., Ste 100 Kennesaw, GA 30152	742,540	2.5%

All current directors and executive officers as a group (7 persons)	27,336,388	76.7%
___________________________-
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

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2012
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,746,448	$0.31	258,090
Equity compensation plans not approved by security holders*	3,151,306	$0.31	N/A
Total	4,897,754	$0.31	N/A

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following are certain transactions during the year ended December 31, 2012, involving our officers, directors and shareholders owning more than 10% of our outstanding stock. We believe that the terms of these transactions are at least as favorable to us as we would expect to negotiate with unrelated third parties.

In January 2013, the Compensation Committee of the Board of Directors of the Company authorized the Company to grant to each board member 96,775 options to purchase shares of the Company’s common stock at an exercise price of $0.31 per share for each director for the current year of service. The options will vest over a period of two years from the date of grant as follows: half on January 1, 2014 and half on January 1, 2015. The grants were made pursuant to the annual directors’ compensation program approved by the Board in December 2007.

In January 2013, the Company entered into a loan agreement with a related party. The principal amount of the Note is $1,325,000. The funds had been advanced to the Company at various times throughout 2012. The Loan Agreement provides for interest at a rate of 10% annually and will mature on November 30, 2013. The outstanding balance under the Loan Agreement is convertible into shares of the Company’s common stock at $0.31 per share and no principal or interest payments are due until maturity. The Loan Agreement provides that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty. In connection with the negotiation of the Loan Agreement, the Company also granted a warrant to purchase up to 1,325,000 shares of the Company’s common stock at an exercise of $0.31 per share. The warrant expires on January 31, 2018.

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

HJ & Associates, LLC
	2012	2011
Audit Fees	$50,300	$55,900

AUDIT-RELATED FEES

HJ did not bill us for any “audit-related fees” (as defined in Regulation S-X) in connection with its audit of our financial statements for the fiscal years ended December 31, 2012 or December 31, 2011.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2012 and December 31, 2011, HJ & Associates did not bill us for, nor performed, any financial information systems design or implementation.

TAX FEES

HJ & Associates did not bill us for any professional services rendered for tax related services for the fiscal years ended December 31, 2012 or 2011. Tax services provided by other firms are not included in this disclosure.

ALL OTHER FEES

We were not billed any fees for other professional services by HJ & Associates, LLC for the fiscal years ended December 31, 2012 and December 31, 2011, respectively.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2012 by HJ & Associates, LLC is compatible with maintaining HJ & Associates, LLC independence.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are incorporated by reference in Item 8 of this Report:

Report of Independent Registered Public Accounting Firm
Balance Sheets, December 31, 2012 and 2011
Statements of Operations for years ended December 31, 2012 and 2011
Statements of Changes of Stockholders’ Equity (Deficit) for years ended December, 2012 and 2011
Statements of Cash Flow for year ended December, 2012 and 2011
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

10.3
Consulting Agreement by and between the Company and JL Montgomery Consulting, LLC, dated May 1, 2006 (Incorporated by reference to Exhibit 10.13 of the Company’s Form 10-QSB for the quarter ended March 31, 2006)

10.4*	Form of Employment Agreement dated as of October 24, 2006 with Wade R. Bradley. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated October 30, 2006.)
10.5*	Form of Option Agreement dated as of October 24, 2006 with Wade R. Bradley. (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated October 30, 2006.)
10.6
Amended and Restated License Agreement dated as of January 10, 2007 by and between Electric Aquagenics Unlimited, Inc. and Zerorez Franchising Systems, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated November 16, 2006.)

10.7*	EAU Technologies, Inc. 2007 Stock Incentive Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement filed with the Commission on November 5, 2007).
10.8*	Form of Employment Agreement dated as of November 8, 2007 with Doug Kindred (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 8, 2007)
10.9*	Form of Option Agreement dated as of November 8, 2007 with Doug Kindred (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 8, 2007)
10.10*	Form of Option Agreement dated as of December 6, 2007 with select employees (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 6, 2007)
10.11
First Amendment to Lease Agreement dated as of October 31, 2006 between the Company and Cobb International Associates. (Incorporated by reference to Exhibit 10.39 of the Company's Registration Statement on Form S-1 (File No. 333-144646 dated April 11, 2008.)

10.12	Security Agreement dated September 16, 2005 between the Company and Water Science LLC (Incorporated by reference to Ex. 10.3 to the Company’s Form 8-K filed on October 12, 2005).
10.13*	Amendment to Employment Agreement dated as of December 17, 2008 between the Company and Wade Bradley. (Incorporated by reference to Ex. 10.32 to the Company’s Form 10-K filed on March 30, 2009).
10.14*	Amendment to Employment Agreement dated as of December 17, 2008 between the Company and Doug Kindred (Incorporated by reference to Ex. 10.33 to the Company’s Form 10-K filed on March 30, 2009).
10.15*	Form of Amended Stock Option Agreement for Employees, Officers and a director.
10.16
$358,527 Loan Agreement dated December 31, 2011 between the Company and Peter F. Ullrich (Incorporated by reference to Ex. 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2012)

10.17
Warrant Agreement dated December 31, 2011 between the Company and Peter F. Ullrich (Incorporated by reference to Ex. 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2012)

10.18
First Amendment to Third Amended and Restated Senior Secured Convertible Promissory Note dated as of December 31, 2011 between the Company and Water Science LLC (Incorporated by reference to Ex. 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2012)

10.19	Form of Option Agreement for Board of Directors Compensation (Incorporated by reference to Ex. 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on March 31, 2012)
14	Code of Ethics (incorporated by reference from our Annual Report for the year ended December 31, 2004, filed with the Securities and Exchange Commission on April 15, 2005).
23.1	Consent of HJ & Associates, LLC.
31.1	Certification by Wade R. Bradley under section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brian D. Heinhold under section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Wade R. Bradley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Brian D. Heinhold pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

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

EAU Technologies, Inc.:

Dated: April 1, 2013	By:	/s/ Wade R. Bradley
Wade R. Bradley
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brian D. Heinhold
Brian D. Heinhold Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wade R. Bradley	Chief Executive Officer (principal executive officer)	April 1, 2013
Wade R. Bradley

/s/ Brian D. Heinhold	Chief Financial Officer (principal accounting officer)	April 1, 2013
Brian D. Heinhold

/s/ J. Leo Montgomery	Director	April 1, 2013
J. Leo Montgomery

/s/ Theodore C. Jacoby, Jr.	Director	April 1, 2013
Theodore C. Jacoby, Jr.

/s/ Peter F. Ullrich	Director	April 1, 2013
Peter F. Ullrich

/s/ William J. Warwick	Director	April 1, 2013
William J. Warwick

EAU TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets	F-3 – F-4

Statements of Operations	F-5

Statements of Changes in Stockholders’ Equity (Deficit)	F-6

Statements of Cash Flows	F-7 – F-8

Notes to Financial Statements	F-9 – F-21

Report of Independent Registered Public Accounting Firm

To the Board of Directors
EAU Technologies, Inc.
Kennesaw Georgia

We have audited the accompanying balance sheets of EAU Technologies, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EAU Technologies, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has a working capital deficit, a deficit in stockholders’ equity and has sustained recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
April 1, 2013

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	December 31,
	2012	2011
CURRENT ASSETS
Cash	$753,348	$84,328
Accounts receivable, net	2,500	83,378
Accounts receivable – related party, net	5,500	5,500
Prepaid expense	39,034	32,260
Inventory, net	1,169,966	1,173,913

Total current assets	1,970,348	1,379,379

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $120,721 and $119,712	-	1,009

LEASED EQUIPMENT, net of
accumulated depreciation of $502,861 and $502,861	602,948	602,948

OTHER ASSETS
Deposits	144,273	8,838
Intellectual property, net	137,231	122,749

Total other assets	281,504	131,587

Total assets	$2,854,800	$2,114,923

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2012	2011
CURRENT LIABILITIES
Accounts payable	$287,236	$530,056
Accrued expenses	49,903	515,369
Accrued interest	1,560,422	1,152,250
Warranty reserve	145,000	120,000
Advance deposits on machine orders	1,624,058	14,070
Advance deposits on machine orders – related party	515,383	763,393
Unsecured short term advances – related party	1,325,000	-
Convertible note payables – related party, current portion net of discounts of $41,152 and $0	3,317,375	-

Total current liabilities	8,824,377	3,095,138

LONG TERM LIABILITIES
Convertible note payables – related party, net of discounts of $0 and $86,046	-	3,272,481

Total long term liabilities	-	3,272,481

Total Liabilities	8,824,377	6,367,619

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 28,575,371 and 28,567,460 issued and outstanding, respectively	2,858	2,857
Additional paid in capital	45,557,946	45,242,947
Accumulated deficit	(51,530,381)	(49,498,500)

Total stockholders’ equity (deficit)	(5,969,577)	(4,252,696)

Total liabilities and stockholders’ equity (deficit)	$2,854,800	$2,114,923

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2012	2011

NET REVENUES – RELATED PARTY	$273,011	$3,192

NET REVENUES	198,198	1,900,422

TOTAL REVENUES	471,209	1,903,614

COST OF GOODS SOLD	320,672	1,199,061

GROSS PROFIT	150,537	704,553

OPERATING EXPENSES
Depreciation and amortization	2,366	9,400
Research and development	7,500	37,641
Selling, general and administrative	1,743,079	2,533,881

Total operating expenses	1,752,945	2,580,922

LOSS FROM OPERATIONS	(1,602,408)	(1,876,369)

OTHER INCOME (EXPENSE)
Interest expense	(465,336)	(1,169,158)
Interest income	49	98
Gain on extinguishment of debt	35,814	-

Total other income (expense)	(429,473)	(1,169,060)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,031,881)	(3,045,429)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(2,031,881)	$(3,045,429)

NET INCOME (LOSS) PER SHARE	$(0.07)	$(0.15)

WEIGHTED AVERAGE OF SHARES OUTSTANDING – BASIC AND FULLY DILUTED	28,575,371	20,007,494

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance, December 31, 2010	20,006,168	$2,001	$42,368,794	$(46,453,071)	$(4,082,276)

Issuance and vesting of options and warrants for services	-	-	134,963	-	134,963

Issuance of shares for cash at $0.31 per share, to a related party.	161,291	16	49,984	-	50,000

Issuance of shares at $0.31 per share upon exercise of warrants to related party	5,806,452	581	1,799,419	-	1,800,000

Issuance of shares for cash at $0.31 per share, to a related party.	2,593,549	259	803,741	-	804,000

Issuance of warrants to related party	-	-	86,046	-	86,046

Net loss for the year ended December 31, 2011	-	-	-	(3,045,429)	(3,045,429)

Balance, December 31, 2011	28,567,460	2,857	45,242,947	(49,498,500)	(4,252,696)

Issuance and vesting of options and warrants for services	-	-	315,000	-	315,000

Reconciling adjustment	7,911	1	(1)	-	-

Net loss for the year ended December 31, 2012	-	-	-	(2,031,881)	(2,031,881)

Balance, December 31, 2012	28,575,371	$2,858	$45,557,946	$(51,530,381)	$(5,969,577)

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

 STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,031,881)	$(3,045,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,366	62,573
Warrants and options vested or issued for services	120,000	134,963
Discount of note payable	44,894	633,801
Gain on settlement of debt	(35,814)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	80,878	(58,259)
Decrease in accounts receivable – related party	-	611
(Increase) decrease in pre-paid expense	(6,774)	10,592
Decrease in inventory	3,947	634,171
(Increase) in deposits	(135,435)	-
(Decrease) in accounts payable	(207,006)	(3,013)
Increase (decrease) in accrued expenses	(270,466)	173,656
Increase in accrued interest	408,172	532,155
Increase in warranty reserve	25,000	47,204
Increase (decrease) in advance deposits on machine orders – Related party	(248,010)	433,763
Increase (decrease) in advance deposits on machine orders	1,609,988	(432,536)

Net cash used in operating activities	(640,141)	(875,748)

CASH FLOWS FROM INVESTING ACTIVITIES
Intellectual property additions	(15,839)	(22,916)

Net cash used in investing activities	(15,839)	(22,916)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock – related party	-	50,000
Proceeds from issuance of notes payable – related party	1,325,000	754,000

Net cash provided by financing activities	1,325,000	804,000

NET INCREASE (DECREASE) IN CASH	669,020	(94,664)

CASH, beginning of period	84,328	178,992

CASH, end of period	$753,348	$84,328

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(Continued)

	Year ended December 31,
	2012	2011
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$12,270	$3,202
Income Taxes	$-	$-
Supplemental Disclosures of Non-cash Flow Investing and Financing Activities
Common stock issued for notes payable advances	$-	$804,000
Extinguishment of notes payable with the issuance of common stock due to a warrant exercise	$-	$1,800,000

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

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

Property and Equipment, and Depreciation – Property and equipment are recorded at historical cost. Expenditures for additions and major improvements that extend the life of the asset are capitalized, whereas the cost of maintenance and repairs are expensed as incurred. The Company is currently testing its system in multiple locations. Upon completion of the tests, and once the lease for the system has started, the cost of the system will be transferred from inventory to property and equipment. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Depreciation expense for the years ended December 31, 2012 and 2011 was $2,366 and $8,043, respectively. In September 2005, the Company pledged all the assets of the Company as collateral for the Senior Convertible Note, payable to Water Science, a related party. In December 2011, the Senior Convertible Note was extended to November 2013.

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

Sales Taxes - In accordance with FASB ASC 605-45, formerly EITF Issue No. 06-3, How Taxes Collected From Customers and Remitted to Government Authorities Should be Presented in the Income Statement, the Company accounts for sales taxes imposed on its good and services on a gross basis in the statements of operations. For the years ended December 31, 2012 and 2011, respectively, $2,665 and $10,825 of sales taxes has been reported in revenues.

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

Research and Development – Research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2012 and 2011 were approximately $7,500 and $37,500, respectively.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently  Enacted  Accounting  Standards

In February 2013, the FASB issued guidance that requires an entity to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2012. We do not expect the adoption will have a material impact on our financial statements.

In July 2012, the FASB issued guidance that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. If entities determine, based on qualitative factors, the fair value of the asset is more likely than not less than the carrying value, the two-step impairment test would be required. This guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect the adoption will have a material impact on our financial position, results of operations or cash flows.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK

The Company occasionally maintains cash balances in excess of the $250,000 federally insured limit. As of December 31, 2012 the Company had a total of $433,619 in cash in excess of this limit. To date, the Company has not incurred, and the Company’s management does not currently expect to incur, any losses associated with its cash balances.

The Company extends unsecured credit to its customers in the normal course of business. Periodically, the Company performs credit evaluations of its customers’ financial condition for determination of doubtful accounts.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following at December 31:

	2012	2011
Trade accounts receivable	$2,500	$83,378
Trade accounts receivable – related party	5,500	5,500
Less allowance for doubtful accounts	-	-
	$8,000	$88,878

During 2012, sales to three customers represented 58%, 14% and 11% of our revenues, for a total of 83% of total revenues. During 2011, sales to three customers represented approximately 87% of our revenues. Bad debt expense for the years ended December 31, 2012 and 2011 was $0 and $0, respectively.

NOTE 4 - INVENTORIES

The composition of inventories is as follows at December 31:

	2012	2011
Finished goods	$645,604	$550,197
Raw materials	829,362	1,023,716
Allowance for obsolete inventory	(305,000)	(400,000)
	$1,169,966	$1,173,913

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2012	2011
Machinery and equipment	$41,301	$41,301
Furniture and fixtures	47,284	47,284
Leasehold improvements	32,136	32,136
Total property and equipment	120,721	120,721
Less: accumulated depreciation	(120,721)	(119,712)
Property and equipment, net	$-	$1,009

Depreciation expense for the year ended December 31, 2012 and 2011 was $1,009 and $8,043, respectively.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LEASED EQUIPMENT

At December 31, 2012, leased assets consisted of equipment that had been placed in service and were under operating lease agreements with two customers. Each system is custom designed for the size and fluid requirements of the application with each lessee. We recorded $0 and $168,000 in revenues from the lease of these systems for the year ended December 31, 2012 and 2011, respectively.

In December 2009, the Company received notice from one of the lease customers of its intent to cancel the lease. At that time the Company recognized impairment in the value of those related leased assets in the amount of $248,478. The Company is currently involved in legal action with that lease customer (see Note 13).

In January 2012, we received notice that the other customer who had been leasing our system, completed their bankruptcy proceedings. The new owner informed us that they would not be renewing the lease and has discontinued the use of our system. It was determined that no additional impairment of the related leased equipment would be necessary beyond depreciation already recognized.

	2012	2011
Leased equipment	1,105,809	1,105,809
Less: accumulated depreciation	(254,383)	(254,383)
Less: accumulated impairment of equipment	(248,478)	(248,478)
Leased equipment, net	$602,948	$602,948

Depreciation expense on leased equipment for the year ended December 31, 2012 and 2011 was $0 and $53,173, respectively, all of which has been included in cost of goods sold.

NOTE 7 - INTANGIBLE ASSETS

Patents, trademarks and intellectual property, consisting of trade secrets and formulas are recorded in accordance with Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350), (formerly Statement of Financial Accounting Standards “SFAS” No. 142, "Goodwill and Other Intangible Assets"). As such, patents are initially measured based on their fair values. The patents which have been granted are being amortized over a period of 20 years. Patents which are pending or are being developed are not amortized until a patent has been issued. The amount of intangible assets, consisting of patents, as of December 31, 2012 is as follows:

	2012	2011
Gross amount of patents	$141,945	$126,106
Less amount of accumulated amortization	(4,714)	(3,357)
Net value of patents	$137,231	$122,749

Amortization expense for the fiscal years ended December 31, 2012 and 2011 was $1,357 and $1,357, respectively.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INTANGIBLE ASSETS – (Continued)

The estimated amortization expense, based on current intangible balances, for the next fiscal years beginning January 1, 2013 is as follows:

2013	$1,357
2014	$1,357
2015	$1,357
2016	$1,357
2017	$1,357

NOTE 8 - RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico. The agreement allows for a pro-rated refund during the first 5 years under certain circumstances. The Company recognizes income from this agreement over the first 5 years of the agreement. The Company fully recognized the exclusivity rights during 2010. This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent. The Company had sales of $273,011 and $3,192 during the years ended December 31, 2012 and 2011, respectively. The Company has received and recorded $515,383 and $763,393 in advance deposits from Water Science on machine orders at December 31, 2012 and 2011, respectively.

Convertible Note Payable – See Note 10 for disclosure of related party Convertible Notes Payable.

Advances – Periodically throughout the year, the Company advances officers and employees cash for certain reimbursable expenses. As of December 31, 2012 and 2011, the Company had advances to employees or officers in the amount of $5,500.

Employee Options – In December 2007, the Company granted 480,260 options to various employees. The options are for a term of ten (10) years and have an exercise price of $1.30 per share. The options vested over a period of four (4) years.  The options were valued using the Binomial model with the following assumptions: risk free rate of 4.64%, volatility at 87.06% and the stock price at $1.30. The value of each option was approximately $1.13. In May 2009, 36,000 options were cancelled due to the departure of an employee. The exercise price per option was adjusted to $0.31 by the Company in September 2010. The options were fully vested as of December 31, 2012. The Company recognized $0 and $74,709 in expenses related to the vesting of these options during the years ended December 31, 2012 and 2011, respectively.

In November 2007, the Company granted 530,000 options to Douglas Kindred, in connection with the appointment of Mr. Kindred as Chief Technology Officer. The options are for a term of ten (10) years and have an exercise price of $1.30 per share. The options vested over a period of four (4) years.  The options were valued using the Binomial model with the following assumptions: risk free rate of 4.28%, volatility at 85.99% and the stock price at $1.01. The exercise price per option was adjusted to $0.31 by the Company in September 2010. The options were fully vested as of December 31, 2012. The Company recognized $0 and $44,690 in expenses related to the vesting of these options during the years ended December 31, 2012 and 2011.

Director Options – See Note 11 for disclosure about grants of director stock options.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

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

	For the Year Ended December 31,
	2012	2011

Warranty reserve at beginning of period	120,000	$72,796
Costs accrued for additional warranties	25,894	51,193
Service obligations honored	(894)	(3,989)
Warranty reserve at end of period	$145,000	$120,000

NOTE 10 - CONVERTIBLE NOTES PAYABLE – RELATED PARTY

In January 2013, the Company entered into a loan agreement with a related party. The principal amount of the Note is $1,325,000. The funds had been advanced to the Company at various times throughout 2012. The Loan Agreement provides for interest at a rate of 10% annually and will mature on November 30, 2013. The outstanding balance under the Loan Agreement is convertible into shares of the Company’s common stock at $0.31 per share and no principal or interest payments are due until maturity. The Loan Agreement provides that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty. In connection with the negotiation of the Loan Agreement, the Company also granted a warrant to purchase up to 1,325,000 shares of the Company’s common stock at an exercise of $0.31 per share. The warrant expires on January 31, 2018.

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

NOTE 11 - COMMON STOCK

In January 2013, the Compensation Committee of the Board of Directors of the Company authorized the Company to grant each director 96,775 warrants for the purchase of common stock at $0.31 per share for the current year compensation for the year of service the director will serve as a member of the Board of Directors, pursuant to the Company’s Board of Directors compensation plan. The option will vest ratably over a period of two years from the date of when the option was granted. These grants were made pursuant to the annual directors’ compensation program approved by the Board in December 2007.

In December 2011, the Compensation Committee of the Board of Directors of the Company authorized the Company to grant to each board member 96,775 options to purchase shares of the Company’s common stock at an exercise price of $0.31 per share for each director for the years of service 2010, 2011 and 2012 for a total of 290,325 options each, effective on January 1, 2012. A portion of the options vested immediately while some will vest over a period of two years from the date of grant as follows: 145,163 immediately, 96,775 on January 1, 2013 and 48,387 on January 1, 2014. The grants were made in March 2012 and were granted pursuant to the annual directors’ compensation program approved by the Board in December 2007. The Board also granted 48,388 options to Karl Hellman for his year of service in 2009.

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

A summary of the status of common stock options and warrants outstanding at December 31, 2012 and 2011, and changes during the years then ended is presented below.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 - COMMON STOCK - (Continued)

	For the years ended December 31,
	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,688,066	$0.31	9,185,991	$0.32
Granted	1,209,688	0.31	358,527	0.31
Exercised	-	-	(5,806,452)	0.31
Expired or cancelled	-	-	(50,000)	1.88
Outstanding at end of period	4,897,754	$0.31	3,688,066	$0.31
Weighted average fair value of options and warrants exercisable	4,897,754	$0.31	3,688,066	$0.31

A summary of the status of the options and warrants outstanding at December 31, 2012 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contra Life	Weighted-Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$.01-.50	4,897,754	5.0 years	$0.31	4,317,106	$0.31

The fair value of each option and warrant granted is estimated on the date granted using the Binomial pricing model, with the following assumptions used for the grants: risk-free interest rate of 1.15%, expected dividend yield of zero, expected lives of five years and expected volatility of 246%.

NOTE 12 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. ASC 740 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2012 and 2011, the total of all deferred tax assets was approximately $16,436,000 and $15,247,000, respectively, and the total of the deferred tax liabilities was approximately $0 and $0, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company established a valuation allowance of approximately $16,436,000 and $15,247,000 as of December 31, 2012 and 2011, respectively, which has been offset against the deferred tax assets. The net change in the valuation allowance during the year ended December 31, 2012, was approximately $1,189,000.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES – (Continued)

The Company has available at December 31, 2012, unused tax operating loss carryforwards of approximately $41,940,000, which may be applied against future taxable income and expire in various years through 2032.

The components of income tax expense from continuing operations for the years ended December 31, 2012 and 2011 consist of the following:

	Year Ended December 31,
	2012	2011
Current income tax expense:
Federal	$-	$-
State	-	-
Net current tax expense	$-	$-

Deferred tax expense (benefit) arising from:
Net operating income (loss)	$(757,900)	$(1,135,900)
Excess of tax over financial accounting depreciation	(43,900)	(25,400)
Stock for services	44,800	116,400
Accrued interest	150,000	63,900
Reserve for bad debts	-	(10,300)
Warranty reserve	9,300	17,600
Amortization of debt discounts	16,700	236,400
Section 263(A)	1,800	11,800
Other – meals & entertainment, change in allowance for Obsolete
inventory, gain on settlement of accrued contingent liability	(128,200)	1,900
Valuation allowance	707,400	723,600

Net deferred tax expense	$-	$-

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 2012 and 2011:

	December 31,
	2012	2011
Excess of book accounting depreciation over tax	$10,200	$54,100
Obsolete inventory	113,800	149,200
Accrued interest – related party	586,700	341,300
Warranty reserve	54,100	44,800
Contribution carryover	-	7,100
263A capitalization	27,500	29,400
NOL carryforwards	15,643,600	14,621,500
Valuation allowance	(16,435,900)	(15,247,400)
	$-	$-

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES – (Continued)

The Company files income tax returns in the U.S. federal jurisdiction, and North Carolina, Georgia, and Utah. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009. The statute of limitations remains open on all years from 2009 going forward.

The company operates at a loss and will only be liable for minimum state tax payments once returns are filed. No unrecognized liability will be added to the Company’s balance sheet for the un-filed returns as the amounts reported are an immaterial amount.

At December 31, 2012, there are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

The Company has incurred significant losses and has had negative cash flows from operations. As a result, at December 31, 2012, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations. We currently do not have sufficient funds on hand to fund all of our operational needs for the next 12 months. We will have sufficient funds to operate our business provided we receive expected payments from our customers or if we are able to secure additional funding. We do not have any agreements in place for additional funding. Management will continue to seek to obtain sufficient funding for its operations through either debt or equity financing. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 - GOING CONCERN

At December 31, 2012 the Company had deficit working capital, deficit equity and has sustained recurring losses from operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company estimates that it will need up to $1,500,000 for the upcoming twelve months to execute our business plan. Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

NOTE 15 - LOSS PER SHARE

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

At December 31, 2012 and 2011, the Company had outstanding warrants and notes payable convertible into shares of common stock, which were not used in the computation of income (loss) per share because their effect would be anti-dilutive either due to the net loss or due to the exercise price of the warrants and options or conversion rate of the convertible notes relative to the current stock price.

The following data shows the amounts used in computing loss per share:

	For the Year Ended
	December 31,
	2012	2011

Net (loss) (numerator)	$(2,031,881)	$(3,045,429)
Shares (denominator)
Basic	28,575,371	20,007,494
Per share amount
Basic	$(0.07)	$(0.15)

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 16 - SUBSEQUENT EVENTS

On January 31, 2013, the Board of Directors of the Company approved a loan agreement with Peter Ullrich, a member of the Board. The principal amount of the Note is $1,325,000. The funds had been advanced to the Company at various times throughout 2012. The loan agreement provides for interest at a rate of 10% annually and will mature on November 30, 2013. The outstanding balance under the loan agreement is convertible into shares of the Company’s common stock at $0.31 per share and no principal or interest payments are due until maturity. The loan agreement provides that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty. In connection with the negotiation of the loan agreement, the Company also granted to Mr. Ullrich a warrant to purchase up to 1,325,000 shares of the Company’s common stock at an exercise of $0.31 per share. The warrant expires on January 31, 2018.

In accordance with ASC 855, management evaluated events subsequent to December 31, 2012 and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.