Form 10-Q
period 2013-03-31
EAU TECHNOLOGIES, INC.
filed 2013-05-20
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of May 12, 2013, the Registrant had 28,575,371 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EAU TECHNOLOGIES, INC.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2013	2012
CURRENT ASSETS	(Unaudited)
Cash	$161,098	$753,348
Accounts receivable, net	34,424	2,500
Accounts receivable – related party, net	5,500	5,500
Prepaid expense	26,293	39,034
Inventory, net	1,301,476	1,169,966

Total current assets	1,528,791	1,970,348

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $120,721 and $120,721	-	-

LEASED EQUIPMENT, net of
accumulated depreciation and impairment of $502,861and $502,861	602,948	602,948

OTHER ASSETS
Deposits	-	144,273
Intellectual property, net	142,328	137,231

Total other assets	142,328	281,504

Total assets	$2,274,067	$2,854,800

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
	March 31,	December 31,
	2013	2012
CURRENT LIABILITIES	(Unaudited)
Accounts payable	$355,973	$287,236
Accrued expenses	58,359	49,903
Accrued interest	1,677,511	1,560,422
Warranty reserve	145,000	145,000
Advance deposits on machine orders	1,137,852	1,624,058
Advance deposits on machine orders – related party	476,889	515,383
Convertible short term advances – related party	-	1,325,000
Convertible notes payable – related party, net of discounts of $51,129 and $41,152	4,632,398	3,317,375

Total current liabilities	8,483,982	8,824,377

LONG TERM LIABILITIES

Total long term liabilities	-	-

Total liabilities	8,483,982	8,824,377

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 28,575,371 and 28,575,371 issued and outstanding, respectively	2,858	2,858
Additional paid in capital	45,600,414	45,557,946
Accumulated deficit	(51,813,187)	(51,530,381)

Total stockholders’ equity (deficit)	(6,209,915)	(5,969,577)

Total liabilities and stockholders’ equity (deficit)	$2,274,067	$2,854,800

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2013	2012

NET REVENUES – RELATED PARTY	$88,473	$-

NET REVENUES	543,380	75,694

TOTAL REVENUES	631,853	75,694

COST OF GOODS SOLD	289,515	24,586

GROSS PROFIT	342,338	51,108

OPERATING EXPENSES
Depreciation and amortization	339	1,349
Research and development	-	5,000
General and administrative	491,028	538,527

Total operating expenses	491,367	544,876

LOSS FROM OPERATIONS	(149,029)	(493,768)

OTHER INCOME (EXPENSE)
Interest expense	(133,874)	(100,049)
Interest income	97	8
Gain on settlement of debt	-	35,814

Total other income (expense)	(133,777)	(64,227)

LOSS BEFORE PROVISION FOR INCOME TAXES	(282,806)	(557,995)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(282,806)	$(557,995)

NET LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	28,575,371	28,567,460

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2012	28,575,371	$2,858	$45,557,946	$(51,530,381)	$(5,969,577)

Vesting of options for services (unaudited)	-	-	15,968	-	15,968

Issuance of warrants to related party (unaudited)	-	-	26,500	-	26,500

Net loss for the three months ended March 31, 2013 (unaudited)	-	-	-	(282,806)	(282,806)

Balance, March 31, 2013 (unaudited)	28,575,371	$2,858	$45,600,414	$(51,813,187)	$(6,209,915)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(282,806)	$(557,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	339	1,349
Warrants and options vested or issued for services	15,968	30,000
Discount of note payable	16,523	11,223
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(31,924)	65,820
Decrease in pre-paid expense	12,741	16,579
(Increase) in inventory	(131,510)	(10,036)
(Increase) decrease in deposits	144,273	(14,402)
Increase (decrease) in accounts payable	68,737	(139,247)
Increase (decrease) in advance deposits for machine orders	(486,206)	268,620
Increase (decrease) in advance deposits for machine orders – related party	(38,494)	25,000
Increase in accrued expenses	8,456	11,790
Increase in accrued interest	117,089	87,151
Net cash (used) in operating activities	(586,814)	(204,148)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for intellectual property	(5,436)	(53)
Net cash (used) in investing activities	(5,436)	(53)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured short term advances - related party	-	325,000
Net cash provided by financing activities	-	325,000

NET INCREASE (DECREASE) IN CASH	(592,250)	120,799
Cash, beginning of period	753,348	84,328

Cash, end of period	$161,098	$205,127

 See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	Three Months Ended March 31,
	2013	2012
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$263	$1,675
Income Taxes	$-	$-

See notes to financial statements.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed financial statements were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In management’s opinion all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Certain prior period amounts have been reclassified in the condensed financial statements to conform to current period presentation.

NOTE 2 - INVENTORIES

The composition of inventories is as follows at:

	March 31,	December 31,
	2013	2012
Finished goods	$788,113	$645,604
Raw materials	818,363	829,362
Allowance for obsolete inventory	(305,000)	(305,000)

	$1,301,476	$1,169,966

NOTE 3 – WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of three years. The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs. If actual results differ from the estimates, the Company would adjust the estimated warranty liability. Changes in the warranty reserve for the three months ended March 31, 2013, and for the year ended December 31, 2012 are as follows:

	March 31,	December 31,
	2013	2012
Warranty reserve at beginning of period	$145,000	$120,000
Costs accrued for additional warranties	124	25,894
Service obligations honored	(124)	(894)

Warranty reserve at end of period	$145,000	$145,000

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

In January 2013, the Company entered into a loan agreement (the "Loan Agreement") with a related party. The principal amount of the Loan Agreement is $1,325,000. The funds had been advanced to the Company at various times throughout 2012. The Loan Agreement provides for interest at a rate of 10% annually and will mature on November 30, 2013. The outstanding balance under the Loan Agreement is convertible into shares of the Company’s common stock at $0.31 per share and no principal or interest payments are due until maturity. The Loan Agreement provides that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty. In connection with the negotiation of the Loan Agreement, the Company also granted a warrant to purchase up to 1,325,000 shares of the Company’s common stock at an exercise of $0.31 per share. The warrant expires on January 31, 2018.

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

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico. This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent. The Company had sales of $88,473 and $0 to Water Science during the three months ended March 31, 2013 and 2012. The Company has received and recorded $476,889 in advance deposits from Water Science on machine orders at March 31, 2013.

Convertible Notes Payable – See Note 4 for disclosure of related party Convertible Notes Payable.

Advances – Periodically throughout the year, the Company advances employees cash for certain reimbursable expenses. As of March 31, 2013 and December 31, 2012, the Company had advances to employees in the amount of $5,500 and $5,500, respectively.

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

NOTE 7 – GOING CONCERN

At December 31, 2012 the Company had deficit working capital, deficit equity and has sustained recurring losses from operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our auditors have issued their Independent Registered Public Accountants’ Report on the Company's financial statements for the fiscal year ended December 31, 2012 with an explanatory paragraph regarding the Company's ability to continue as a going concern.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – GOING CONCERN (continued)

The Company estimates that it may need up to $1,500,000 for the upcoming twelve months to execute our business plan. Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

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

Basic and Fully Diluted Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended
	March 31,
	2013	2012

Net Loss (numerator)	$(282,806)	$(557,995)
Shares (denominator)	28,575,371	28,567,460
Per share amount	$(0.01)	$(0.02)

The Company’s outstanding stock options and warrants have been excluded from the basic net loss per share calculation for the three month period ended March 31, 2013 and 2012, because they are anti-dilutive.

Stock Based-Compensation Expense

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement method to account for stock-based compensation. The Company uses the Binomial valuation formula, which is a closed-form model that uses an equation to determine the estimated fair value of stock options. Stock-based compensation expense recognized for the three month period ended March 31, 2013 and 2012 was $15,968 and $30,000, respectively, related to employee and director stock options issued and vesting during the period.

The following table is a summary of the status of the warrants and options granted and outstanding at March 31, 2013:

	Number of Options and Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	4,897,754	$0.31
Granted	1,712,100	0.31
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding at end of period	6,609,854	$0.31

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A summary of the status of the warrants outstanding at March 31, 2013 is presented below:

Warrants Outstanding			Warrants Exercisable
Range of Exercise	Number	Weighted-Average Remaining	Weighted-Average Exercise	Number	Weighted-AverageExercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$.01-.50	6,609,854	5.1 years	$0.31	6,029,204	$0.31

The fair value of each warrant granted is estimated on the date granted using the Binomial pricing model.

NOTE 9 – SUBSEQUENT EVENTS

In May 2013, the Company entered into Promissory Notes (“Notes”) with Peter Ullrich and Theodore Jacoby, related parties. Mr. Ullrich agreed to lend the Company $80,000 and Mr. Jacoby agreed to lend the Company $50,000. The Notes provide for interest at a rate of 10% annually and will mature on November 15, 2013. No principal or interest payments are due until maturity. The Notes provide that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty.

In accordance with ASC 855, management evaluated events subsequent to March 31, 2013 and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

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

We have identified the following industries for early stage sales and marketing focus: 1) food and beverage processing, 2) dairy production and processing, 3) meat and poultry processing and 4) agricultural grow-out and processing (“Primary Markets”). As of the date of this Report, the Company was focused on these markets because we believe that for each of these markets we have a competitive advantage, the potential ability to attract a leading strategic industry partner, or we can provide an attractive value-added proposition. To penetrate these markets, EAU is conducting trials and completing commercial installations that are leading to partnerships with enterprises that can assist in rolling the technology out on a large scale.

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

In April 2011, the Company signed a purchase agreement with Fonterra Co-Operative Group Limited, New Zealand for a Dairy Drinking Water System to be used in a new 3,000 cow dairy in Yutian, China. We shipped the system in August 2011 and installed the system in December 2011. We recognized revenues from the sale of this system during 2011. We currently receive minimal ongoing revenues for support of the system.

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

In 2009 we began receiving revenues of approximately $27,500 per month from Fieldale. Per the terms of the agreement, we were to help the plant achieve Category 1 compliance for post-chill microbial performance. The plant completed a USDA test set October 2009 with the result that it met the Category 1 requirements for that test set. Fieldale indicated that it was suspending the agreement as of November 23, 2009 and ceased making payments. In February 2011, the Company filed a complaint in the Superior Court of Cobb County Georgia against Fieldale for breaching the agreement. (See Part II, Item 1 - Legal Proceedings.)

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

Financial Position

The Company had $161,098 in cash as of March 31, 2013, compared to $753,348 at December 31, 2012. The Company has received and recorded approximately $1,614,000 in advance deposits on orders for our equipment. We expect the deposits will be reduced as the Company delivers machines on order to our customers during the first and second quarter of 2013. At March 31, 2013 our stockholders’ deficit was $6,209,915, compared to $5,969,577 at December 31, 2012.

Results of Operations for the Three months ended March 31, 2013 and 2012

Revenues and Net Loss - Net revenues for the three months ended March 31, 2013, increased by $556,159, to $631,853, of which $88,473 are revenues from a related party, compared to revenues of $75,694 for the three months ended March 31, 2012. The majority of the revenues are from the sale of our EW water systems in the Clean-in-Place (“CIP”) market and the agriculture and dairy markets. We expect to increase revenues from the CIP and dairy markets in 2013.

Our cost of sales increased from $24,586 for the three months ended March 31, 2012 to $289,515 for the three months ended March 31, 2013. This increase is attributable to the increased sales of our EW water systems.

For the three months ended March 31, 2013, the Company had a net loss of $282,806, compared to a net loss of $557,995 for the three months ended March 31, 2012. This decrease of approximately $275,000 of net losses is primarily due to the increase in net revenues and slightly lower operating expenses.

General and Administrative Expense – The Company incurred total general and administrative expenses for the three months ended March 31, 2013 of $491,028, a decrease of $47,499 from the $538,527 incurred in 2012. General and administrative expenses for 2013 consist primarily of payroll and labor expense of approximately $285,000, expenses related to stock options and warrants of $15,968, professional fees of $46,000, and insurance expense of $63,000.

Research and Development - Our research and development expenses for the three months ended March 31, 2013 and 2012 were $0 and $5,000.  We expect to continue to have minimal research and development expenses during 2013.

Interest Expense - Our interest expense increased from $100,049 in 2012 to $133,874 in 2013. In January 2013, the Company entered into an agreement with a related party, to convert all previously advanced funds into a new convertible note. The transaction resulted in recording additional interest expense due to the debt discount of the related warrants. This increased the amount of interest expense for the three months ended March 31, 2013 as compared to the same period in 2012.

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

The Company had $161,098 in cash as of March 31, 2013, compared to $753,348 at December 31, 2012. We have had continuing losses of $282,806 for the three months ended March 31, 2013, compared with losses of $557,995 for the three months ended March 31, 2012. The net loss per share for the first three months of 2013 and 2012 was $0.01 and $0.02 per share, respectively.

Net cash used in operating activities in the three month period ended March 31, 2013 was $586,814 compared to $204,148 for the same period in 2012. The majority of the change in cash used for the current period was related to decrease in the advance deposits for machine orders, the increase in inventory levels and the increase in accrued interest.

At March 31, 2013, the Company’s net inventory was $1,301,476, representing an increase of approximately $130,000, from the $1,169,966 on hand at December 31, 2012.

The Company’s only cash flows from investing activities were from expenditures related to intellectual property of $5,436 and $53 during the periods ended March 31, 2013 and 2012, respectively.

The Company did not receive any proceeds or make any expenditures from financing activities for the three months ended March 31, 2013. Cash flows from financing activities provided the Company $325,000 for the period ended March 31, 2012, which consisted of unsecured short term advances.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. Note 1 of the notes to consolidated financial statements in Part II, Item 7 of the Company’s Annual Report on Form 10-K, dated December 31, 2012, describes the significant accounting policies and methods used in preparation of our consolidated financial statements. We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates. There were no material changes in our judgments or estimates during the first quarter of 2013.

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

 Forward-Looking Statements

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements include our expectations regarding working capital requirements and future funding, our expectations regarding our internal controls, expectations regarding funding commitments, expectations regarding customer orders, our expectations regarding reductions in deposits, future inventory levels, future test results, and plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risks associated with successfully developing our business in evolving markets, our need for additional capital, our continuing operating losses, the ability of our management to conduct distribution activities and sell products, possible failure to successfully develop new products, risks associated with litigation, risks associated with international transactions, vulnerability to competitors due to lack of patents on our products, and other risk factors listed in our annual report on Form 10-K for the year ended December 31, 2012 and our other SEC reports. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 11, 2011, the Company filed a Verified Complaint for Damages (“Complaint”) in the Superior Court of Cobb County State of Georgia against Fieldale Farms Corporation (“Fieldale”). The lawsuit seeks approximately $1,100,000 plus interest, which is the amount due under the agreement and an additional amount not less than $100,000 for the costs of EAU’s replacement of Fieldale equipment. Pursuant to the agreement the Company leased and installed certain equipment to Fieldale. In exchange, Fieldale agreed to pay the Company a monthly rental fee for a guaranteed term of four (4) years. Although the Company and the Company’s technology performed in accordance with the agreement, Fieldale Farms cancelled the agreement in the fourth quarter of 2009. While we are unable at this time to estimate the likelihood of a favorable outcome in this matter, we intend to prosecute vigorously our claims against Fieldale. In March 2011, the Company received an Answer and Counterclaim, wherein Fieldale alleges that the Company caused damage to other equipment and property of Fieldale and seeks to recover its actual damages estimated at $400,000. The Company disputes the claim and will vigorously defend against the claim. In October 2011, the case was moved from Cobb County to Habersham County. The Company filed for summary judgment, which was heard by the judge in May 2012. In October 2012, the Judge ruled on the case. The Judge ruled against the Company’s claims due to a damages provision in the contract. The judge further accepted the Company’s arguments to dismiss each of the counter claims made by Fieldale. The Company has filed an appeal on the judge’s ruling against the Company’s claims, and Fieldale has filed a cross-appeal on its counter-claims. Fieldale’s cross-appeal will apply only if the Court of Appeals reverses the Superior Court’s dismissal of the Company’s claims. The appeal was heard by the judge in April 2013. No decision has been made at this time.

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

In May 2013, the Company entered into Promissory Notes (“Notes”) with Peter Ullrich and Theodore Jacoby, related parties. Mr. Ullrich agreed to lend the Company $80,000 and Mr. Jacoby agreed to lend the Company $50,000. The Notes provide for interest at a rate of 10% annually and will mature on November 15, 2013. No principal or interest payments are due until maturity. The Notes provide that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty.

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

3(i).3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference from current report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2007)
3(ii).1	Amended and Restated Bylaws (Incorporated by reference from registration statement on current report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007)
10.1	Form of Stock Option agreement for Board of Directors compensation
10.2	Promissory Note between the Company and Peter F. Ullrich
10.3	Promissory Note between the Company and Theodore C. Jacoby, Jr.
10.4	$1,325,000 Loan Agreement between the Company and Peter F. Ullrich dated as of January 31, 2013.
10.5	Warrant between the Company and Peter F. Ullrich dated as of January 31, 2013
31.1	Certification by Wade R. Bradley under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brian D. Heinhold under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Wade R. Bradley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Brian D. Heinhold pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

EAU TECHNOLOGIES, INC.

Dated: May 20, 2013	By:	/s/ Wade R. Bradley
Wade R. Bradley Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2013	By:	/s/ Brian D. Heinhold
Brian D. Heinhold Chief Financial Officer (Principal Financial Officer)