Form 10-Q
period 2013-06-30
EAU TECHNOLOGIES, INC.
filed 2013-08-13
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of August 12, 2013, the Registrant had 28,575,371 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2013

PART I - FINANCIAL INFORMATION

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2013	2012
CURRENT ASSETS	(Unaudited)
Cash	$268,060	$753,348
Accounts receivable, net	23,694	2,500
Accounts receivable – related party, net	1,500	5,500
Prepaid expense	38,265	39,034
Inventory, net	1,083,977	1,169,966

Total current assets	1,415,496	1,970,348

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $120,721 and $120,721	-	-

LEASED EQUIPMENT, net of
accumulated depreciation and impairment of $0 and $502,861	-	602,948

OTHER ASSETS
Deposits	-	144,273
Intellectual property, net	141,989	137,231

Total other assets	141,989	281,504

Total assets	$1,557,485	$2,854,800

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30,	December 31,
	2013	2012
CURRENT LIABILITIES	(Unaudited)
Accounts payable	$302,952	$287,236
Accrued expenses	54,399	49,903
Accrued interest	1,796,099	1,560,422
Warranty reserve	160,000	145,000
Advance deposits on machine orders	944,956	1,624,058
Advance deposits on machine orders – related party	476,889	515,383
Short term notes payable – related party	130,000	-
Convertible short term advances – related party	-	1,325,000
Convertible notes payable – related party, net of discounts of $31,955 and $41,152	4,651,572	3,317,375

Total current liabilities	8,516,867	8,824,377

LONG TERM LIABILITIES

Total long term liabilities	-	-

Total liabilities	8,516,867	8,824,377

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 28,575,371 and 28,575,371 issued and outstanding, respectively	2,858	2,858
Additional paid in capital	45,616,382	45,557,946
Accumulated deficit	(52,578,622)	(51,530,381)

Total stockholders’ equity (deficit)	(6,959,382)	(5,969,577)

Total liabilities and stockholders’ equity (deficit)	$1,557,485	$2,854,800

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

NET REVENUES – RELATED PARTY	$-	$72,327	$88,473	$72,327

NET REVENUES	714,787	46,910	1,258,167	122,604

TOTAL REVENUES	714,787	119,237	1,346,640	194,931

COST OF GOODS SOLD	589,667	52,309	879,182	76,895

GROSS PROFIT	125,120	66,928	467,458	118,036

OPERATING EXPENSES
Depreciation and amortization	339	338	678	1,687
Research and development	1,000	-	9,838	5,000
General and administrative	445,482	522,023	927,672	1,060,550

Total operating expenses	446,821	522,361	938,188	1,067,237

LOSS FROM OPERATIONS	(321,701)	(455,433)	(470,730)	(949,201)

OTHER INCOME (EXPENSE)
Interest expense	(142,309)	(107,822)	(276,183)	(207,871)
Interest income	49	7	146	15
Impairment of leased equipment	(301,474)	-	(301,474)	-
Gain on settlement of debt	-	-	-	35,814

Total other income (expense)	(443,734)	(107,815)	(577,511)	(172,042)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(765,435)	(563,248)	(1,048,241)	(1,121,243)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(765,435)	$(563,248)	$(1,048,241)	$(1,121,243)

NET LOSS PER SHARE	$(0.03)	$(0.02)	$(0.04)	$(0.04)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	28,567,460	28,567,460	28,567,460	28,567,460

See notes to financial statements.

EAU TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2012	28,575,371	$2,858	$45,557,946	$(51,530,381)	$(5,969,577)

Vesting of options for services (unaudited)	-	-	31,936	-	31,936

Issuance of warrants to related party (unaudited)	-	-	26,500	-	26,500

Net loss for the six months ended June 30, 2013 (unaudited)	-	-	-	(1,048,241)	(1,048,241)

Balance, June 30, 2013 (unaudited)	28,575,371	$2,858	$45,616,382	$(52,578,622)	$(6,959,382)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,048,241)	$(1,121,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	678	1,687
Warrants and options vested or issued for services	31,936	60,000
Discount of note payable	35,697	22,447
Impairment of leased equipment	301,474	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(21,194)	79,678
Decrease in accounts receivable – related party	4,000	-
Decrease in prepaid expense	769	8,048
Decrease in inventory	387,463	22,822
(Increase) decrease in deposits	144,273	(14,402)
Increase (decrease) in accounts payable	15,716	(85,295)
Increase in warranty reserve	15,000	-
Increase (decrease) in advance deposits for machine orders	(679,102)	268,620
(Decrease) in advance deposits for machine orders – related party	(38,494)	(47,327)
Increase in accrued expenses	4,496	16,149
Increase in accrued interest	235,677	181,698

Net cash (used) in operating activities	(609,852)	(607,118)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for intellectual property	(5,436)	(24,042)

Net cash (used) in investing activities	(5,436)	(24,042)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured short term advances - related party	130,000	550,000

Net cash provided by financing activities	130,000	550,000

NET INCREASE (DECREASE) IN CASH	(485,288)	(81,160)

Cash, beginning of period	753,348	84,328

Cash, end of period	$268,060	$3,168

 See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	Six Months Ended
	June 30,
	2013	2012

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$4,809	$3,726
Income Taxes	$-	$-

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

Certain prior period amounts have been reclassified in the condensed financial statements to conform to current period presentation.

NOTE 2 – INVENTORIES

The composition of inventories is as follows at:

	June 30, 2013	December 31, 2012
Finished goods	$877,500	$645,604
Raw materials	801,477	829,362
Allowance for obsolete inventory	(595,000)	(305,000)
	$1,083,977	$1,169,966

As of June 30, 2013, the Company reclassified certain leased equipment that were no longer being leased to customers into inventory at the estimated fair value of the items. This resulted in additional inventory of approximately $301,000. Further, the Company determined that some of its inventory items could possibly be considered slow moving. Because of the additional slow moving items, the amount of allowance for obsolete and slow moving inventory was increased to $595,000 from $305,000 as of December 31, 2012. The additional amount of $290,000 was included in Cost of Sales.

NOTE 3 – WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of three years. The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs. If actual results differ from the estimates, the Company would adjust the estimated warranty liability. Changes in the warranty reserve for the six months ended June 30, 2013, and for the year ended December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Warranty reserve at beginning of period	$145,000	$120,000
Costs accrued for additional warranties	15,871	25,894
Service obligations honored	(871)	(894)
Warranty reserve at end of period	$160,000	$145,000

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

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

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico. This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent. The Company had sales of $88,473 and $72,327 to Water Science during the six months ended June 30, 2013 and 2012. The Company has received and recorded $476,889 in advance deposits from Water Science on machine orders at June 30, 2013.

Convertible Notes Payable – See Note 4 for disclosure of related party Convertible Notes Payable.

Advances – Periodically throughout the year, the Company advances employees cash for certain reimbursable expenses. As of June 30, 2013 and December 31, 2012, the Company had advances to employees in the amount of $1,500 and $5,500, respectively.

Notes Payable – In May 2013, the Company entered into Promissory Notes (“Notes”) with Peter Ullrich and Theodore Jacoby, related parties. Mr. Ullrich agreed to lend the Company $80,000 and Mr. Jacoby agreed to lend the Company $50,000. The Notes provide for interest at a rate of 10% annually and will mature on November 15, 2013. No principal or interest payments are due until maturity. The Loan Agreement provides that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty.

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

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – GOING CONCERN

At June 30, 2013 the Company had deficit working capital, deficit equity and has sustained recurring losses from operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our auditors have issued their Independent Registered Public Accountants’ Report on the Company's financial statements for the fiscal year ended December 31, 2012 with an explanatory paragraph regarding the Company's ability to continue as a going concern.

The Company estimates that it may need up to $1,500,000 for the upcoming twelve months to execute our business plan. Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

NOTE 8 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basic and Fully Diluted Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Income (loss) (numerator)	$(765,435)	$(563,248)	$(1,048,241)	$(1,121,243)
Shares (denominator)	28,567,460	28,567,460	28,567,460	28,567,460
Per share amount	$(0.03)	$(0.02)	$(0.04)	$(0.04)

The Company’s outstanding stock options and warrants have been excluded from the basic net loss per share calculation for the three and six month period ended June 30, 2013 and 2012, because they are anti-dilutive.

Stock Based-Compensation Expense

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement method to account for stock-based compensation. The Company uses the Binomial valuation formula, which is a closed-form model that uses an equation to determine the estimated fair value of stock options. Stock-based compensation expense recognized for the six month period ended June 30, 2013 and 2012 was $31,936 and $60,000, respectively, related to employee and director stock options issued and vesting during the period.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table is a summary of the status of the warrants and options granted and outstanding at June 30, 2013:

	Number of Options and Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	4,897,754	$0.31
Granted	1,712,100	0.31
Exercised	-	-
Forfeited / Expired	-	-

Outstanding at end of period	6,609,854	$0.31

A summary of the status of the warrants outstanding at June 30, 2013 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of		Weighted-Average	Weighted-Average		Weighted-Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$.01-.50	6,609,854	4.8 years	$0.31	6,029,204	$0.31

The fair value of each warrant granted is estimated on the date granted using the Binomial pricing model.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated events subsequent to June 30, 2013 and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

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

Patents. We have obtained patent protection on four separate uses of electrolyzed fluids (cleaning and disinfecting eggs, carpet cleaning, mold remediation and poultry processing). The Company received notification that it was granted a process patent in New Zealand for the use of electrolyzed water in the assistance of rumen digestion in dairy cows. The similar process patent is pending in the United States. Those applications are how the fluids are used and how they are stabilized for use in different applications. Additionally, we have a patent pending on the electrolysis equipment and several provisional patent pending applications filed to protect new processes and products, as described herein.

Financial Position and Results of Operations

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Financial Position

The Company had $268,060 in cash as of June 30, 2013, compared to $753,348 at December 31, 2012. The Company has received and recorded approximately $1,421,000 in advance deposits on orders for our equipment. We expect the deposits will be reduced as the Company delivers machines on order to our customers during the second half of 2013. At June 30, 2013 our stockholders’ deficit was $6,959,382, compared to $5,969,577 at December 31, 2012.

Results of Operations for the Three months ended June 30, 2013 and 2012

Revenues and Net Loss - Net revenues for the three months ended June 30, 2013, increased by $595,550, to $714,787, compared to revenues of $119,237 for the three months ended June 30, 2012. The majority of the revenues are from the sale of our EW water systems in the Clean-in-Place (“CIP”) market and the agriculture and dairy markets. We expect to increase revenues from the CIP market in 2013.

Our cost of sales increased from $52,309 for the three months ended June 30, 2012 to $589,667 for the three months ended June 30, 2013. This increase is attributable to the increased sales of our EW water systems and the increase in our allowance for obsolete inventory.

For the three months ended June 30, 2013, the Company had a net loss of $765,435, compared to a net loss of $563,248 for the three months ended June 30, 2012. The increase in net losses of approximately $202,000 is primarily due to the increase in net revenues, partially offset by the increase in the obsolete inventory valuation, the impairment of leased equipment and slightly lower operating expenses. The Company evaluated certain leased equipment that were no longer being leased to customers and determined that an impairment of the carrying value should be made.

General and Administrative Expense – The Company incurred total general and administrative expenses for the three months ended June 30, 2013 of $445,482, a decrease of $76,541 from the $522,023 incurred in 2012. General and administrative expenses for 2013 consist primarily of payroll and labor expense of approximately $284,000, expenses related to stock options and warrants of $15,968, professional fees of $9,000, and insurance expense of $63,000.

Research and Development - Our research and development expenses for the three months ended June 30, 2013 and 2012 were $1,000 and $0. We expect to continue to have minimal research and development expenses during 2013.

Interest Expense - Our interest expense increased from $107,822 in 2012 to $142,309 in 2013. In January 2013, the Company entered into an agreement with a related party, to convert all previously advanced funds into a new convertible note. The transaction resulted in recording additional interest expense due to the debt discount of the related warrants. This increased the amount of interest expense for the three months ended June 30, 2013 as compared to the same period in 2012.

Results of Operations for the Six months ended June 30, 2013 and 2012

Revenues and Net Loss - Net revenues for the six months ended June 30, 2013, increased by $1,151,709, to $1,346,640, of which $88,473 are revenues from a related party, compared to revenues of $194,931 for the six months ended June 30, 2012. The majority of the revenues are from the sale of our EW water systems in the Clean-in-Place (“CIP”) market and the agriculture and dairy markets. We expect to increase revenues from the CIP market in 2013.

Our cost of sales increased from $76,895 for the six months ended June 30, 2012 to $879,182 for the six months ended June 30, 2013. This increase is attributable to the increased sales of our EW water systems, and the increase in the inventory valuation allowance.

For the six months ended June 30, 2013, the Company had a net loss of $1,048,241, compared to a net loss of $1,121,243 for the six months ended June 30, 2012. The decrease in net losses of approximately $73,000 is primarily due to the increase in net revenues, partially offset by the increase in the obsolete inventory valuation, the impairment of leased equipment and slightly lower operating expenses.

General and Administrative Expense – The Company incurred total general and administrative expenses for the six months ended June 30, 2013 of $927,672, a decrease of $132,878 from the $1,060,550 incurred in 2012. General and administrative expenses for 2013 consist primarily of payroll and labor expense of approximately $569,000, expenses related to stock options and warrants of $32,000, professional fees of $55,000, and insurance expense of $126,000.

Research and Development - Our research and development expenses for the six months ended June 30, 2013 and 2012 were $9,838 and $5,000. We expect to continue to have minimal research and development expenses during 2013.

Interest Expense - Our interest expense increased from $207,871 in 2012 to $276,183 in 2013. In January 2013, the Company entered into an agreement with a related party, to convert all previously advanced funds into a new convertible note. The transaction resulted in recording additional interest expense due to the debt discount of the related warrants. This increased the amount of interest expense for the six months ended June 30, 2013 as compared to the same period in 2012.

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

The Company had $268,060 in cash as of June 30, 2013, compared to $753,348 at December 31, 2012. We have had continuing losses of $1,048,241 for the six months ended June 30, 2013, compared with losses of $1,121,243 for the six months ended June 30, 2012. The net loss per share for the six months ended June 30, 2013 and 2012 was $0.04 and $0.04 per share, respectively.

Net cash used in operating activities in the six month period ended June 30, 2013 was $609,852 compared to $607,118 for the same period in 2012. The majority of the change in cash used for the current period was related to the increase in the inventory obsolete valuation allowance, the decrease in the advance deposits for machine orders and the increase in accrued interest.

At June 30, 2013, the Company’s net inventory was $1,083,977, representing a decrease of approximately $86,000, from the $1,169,966 on hand at December 31, 2012.

The Company’s only cash flows from investing activities were from expenditures related to intellectual property of $5,436 and $24,042 during the periods ended June 30, 2013 and 2012, respectively.

The Company received proceeds of $130,000 in the form of short term loans for the six months ended June 30, 2013. Cash flows from financing activities provided the Company $550,000 for the period ended June 30, 2012, which consisted of unsecured short term advances.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. Note 1 of the notes to consolidated financial statements in Part II, Item 7 of the Company’s Annual Report on Form 10-K, dated December 31, 2012, describes the significant accounting policies and methods used in preparation of our consolidated financial statements. We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates. There were no material changes in our judgments or estimates during the second quarter of 2013.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2013, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the year ended December 31, 2012, that are of significance, or potential significance to the Company.

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

Forward-Looking Statements

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements include our expectations regarding working capital requirements and future funding, our expectations regarding our internal controls, expectations regarding funding commitments, our expectations regarding reductions in deposits from Water Science, future inventory levels, future test results, revenues from CIP, research and development expenses, orders from customers, the effects of inflation, the factors influencing the availability and prices of metals and other materials, and plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risks associated with successfully developing our business in evolving markets, our need for additional capital, our continuing operating losses, the ability of our management to conduct distribution activities and sell products, possible failure to successfully develop new products, risks associated with litigation, risks associated with international transactions, vulnerability to competitors due to lack of patents on our products, and other risk factors listed in our annual report on Form 10-K for the year ended December 31, 2012 and our other SEC reports. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

10.1
Form of Stock Option agreement for Board of Directors compensation (Incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2013)

10.2
Promissory Note between the Company and Peter F. Ullrich(Incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2013)

10.3
Promissory Note between the Company and Theodore C. Jacoby, Jr. (Incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2013)

10.4
$1,325,000 Loan Agreement between the Company and Peter F. Ullrich dated as of January 31, 2013. (Incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2013)

10.5
Warrant between the Company and Peter F. Ullrich dated as of January 31, 2013 (Incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2013)

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

EAU TECHNOLOGIES, INC.

Dated: August 13, 2013	By:	/s/ Wade R. Bradley
Wade R. Bradley
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)