Form 10-Q
period 2013-09-30
EAU TECHNOLOGIES, INC.
filed 2013-11-19
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of November 12, 2013, the Registrant had 28,575,371 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2013

PART I - FINANCIAL INFORMATION

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2013	2012
CURRENT ASSETS	(Unaudited)
Cash	$362	$753,348
Accounts receivable, net	53,803	2,500
Accounts receivable – related party, net	1,500	5,500
Prepaid expense	45,909	39,034
Inventory, net	968,945	1,169,966

Total current assets	1,070,519	1,970,348

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $120,721 and $120,721	-	-

LEASED EQUIPMENT, net of
accumulated depreciation and impairment of $0 and $502,861	-	602,948

OTHER ASSETS
Deposits	-	144,273
Intellectual property, net	114,604	137,231

Total other assets	114,604	281,504

Total assets	$1,185,123	$2,854,800

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30,	December 31,
	2013	2012
CURRENT LIABILITIES	(Unaudited)
Accounts payable	$300,922	$287,236
Accrued expenses	61,130	49,903
Accrued interest	1,917,353	1,560,422
Warranty reserve	160,000	145,000
Advance deposits on machine orders	725,281	1,624,058
Advance deposits on machine orders – related party	433,540	515,383
Short term notes payable – related party	130,000	-
Short term advances – related party	100,000	1,325,000
Convertible notes payable – related party, net of discounts of $12,783 and $41,152	4,670,744	3,317,375

Total current liabilities	8,498,970	8,824,377

LONG TERM LIABILITIES

Total long term liabilities	-	-

Total liabilities	8,498,970	8,824,377

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 28,575,371 and 28,575,371 issued and outstanding, respectively	2,858	2,858
Additional paid in capital	45,663,826	45,557,946
Accumulated deficit	(52,980,531)	(51,530,381)

Total stockholders’ equity (deficit)	(7,313,847)	(5,969,577)

Total liabilities and stockholders’ equity (deficit)	$1,185,123	$2,854,800

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

NET REVENUES – RELATED PARTY	$44,100	$36,125	$132,573	$108,452

NET REVENUES	280,054	27,800	1,538,221	150,404

TOTAL REVENUES	324,154	63,925	1,670,794	258,856

COST OF GOODS SOLD	147,470	29,782	1,026,652	106,677

GROSS PROFIT	176,684	34,143	644,142	152,179

OPERATING EXPENSES
Depreciation and amortization	339	340	1,017	2,027
Research and development	8,600	2,500	18,438	7,500
General and administrative	429,154	453,148	1,356,826	1,513,698

Total operating expenses	438,093	455,988	1,376,281	1,523,225

LOSS FROM OPERATIONS	(261,409)	(421,845)	(732,139)	(1,371,046)

OTHER INCOME (EXPENSE)
Interest expense	(142,922)	(125,761)	(419,105)	(333,632)
Interest income	22	10	168	25
Rental income	2,400	-	2,400	-
Impairment of leased equipment	-	-	(301,474)	-
Gain on settlement of debt	-	-	-	35,814

Total other income (expense)	(140,500)	(125,751)	(718,011)	(297,793)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(401,909)	(547,596)	(1,450,150)	(1,668,839)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(401,909)	$(547,596)	$(1,450,150)	$(1,668,839)

NET LOSS PER SHARE	$(0.01)	$(0.02)	$(0.05)	$(0.06)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	28,567,460	28,567,460	28,567,460	28,567,460

See notes to financial statements.

See notes to financial statements.
EAU TECHNOLOGIES, INC.

 STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2012	28,575,371	$2,858	$45,557,946	$(51,530,381)	$(5,969,577)

Vesting of options for services (unaudited)	-	-	79,380	-	79,380

Issuance of warrants to related party (unaudited)	-	-	26,500	-	26,500

Net loss for the nine months ended September 30, 2013 (unaudited)	-	-	-	(1,450,150)	(1,450,150)

Balance, September 30, 2013 (unaudited)	28,575,371	$2,858	$45,663,826	$(52,980,531)	$(7,313,847)

See notes to financial statements.

See notes to financial statements.
EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS

For the Nine Months
Ended September 30,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,450,150)	$(1,668,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,017	2,027
Warrants and options vested or issued for services	79,380	90,000
Discount of note payable	54,869	33,670
Impairment of leased equipment	301,474	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(51,303)	78,878
Decrease in accounts receivable – related party	4,000	-
(Increase) decrease in prepaid expense	(6,875)	3,776
Decrease in inventory	502,495	(77,038)
(Increase) decrease in deposits	144,273	(57,427)
Increase (decrease) in accounts payable	13,686	(182,109)
Increase in warranty reserve	15,000	-
Increase (decrease) in advance deposits for machine orders	(898,777)	273,620
(Decrease) in advance deposits for machine orders – related party	(81,843)	(83,452)
Increase in accrued expenses	11,227	(5,613)
Increase in accrued interest	356,931	291,084

Net cash (used) in operating activities	(1,004,596)	(1,301,423)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for intellectual property	(11,979)	(27,705)
Disposal of intellectual property	33,589	-

Net cash (used) in investing activities	21,610	(27,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured short term advances - related party	230,000	1,325,000

Net cash provided by financing activities	230,000	1,325,000

NET INCREASE (DECREASE) IN CASH	(752,986)	(4,128)

Cash, beginning of period	753,348	84,328

Cash, end of period	$362	$80,200

 See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	Nine Months Ended
	September 30,
	2013	2012

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$7,305	$8,878
Income Taxes	$-	$-

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

Certain prior period amounts have been reclassified in the condensed financial statements to conform to current period presentation.

NOTE 2 - INVENTORIES

The composition of inventories is as follows at:

	September 30, 2013	December 31, 2012
Finished goods	$767,874	$645,604
Raw materials	796,071	829,362
Allowance for obsolete inventory	(595,000)	(305,000)
	$968,945	$1,169,966

As of September 30, 2013, the Company reclassified certain leased equipment that were no longer being leased to customers into inventory at the estimated fair value of the items.  This resulted in additional inventory of approximately $301,000.  Further, the Company determined that some of its inventory items could possibly be considered slow moving.  Because of the additional slow moving items, the amount of allowance for obsolete and slow moving inventory was increased to $595,000 from $305,000 as of December 31, 2012.  The additional amount of $290,000 was included in Cost of Sales.

NOTE 3 – WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of one to three years.  The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs.  If actual results differ from the estimates, the Company would adjust the estimated warranty liability.  Changes in the warranty reserve for the nine months ended September 30, 2013, and for the year ended December 31, 2012 are as follows:

	September 30, 2013	December 31, 2013
Warranty reserve at beginning of period	$145,000	$120,000
Costs accrued for additional warranties	16,106	25,894
Service obligations honored	(1,106)	(894)
Warranty reserve at end of period	$160,000	$145,000

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

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  The Company had sales of $132,573 and $108,452 to Water Science during the nine months ended September 30, 2013 and 2012.  The Company has received and recorded $433,540 in advance deposits from Water Science on machine orders at September 30, 2013.

Convertible Notes Payable – See Note 4 for disclosure of related party Convertible Notes Payable.

Advances – Periodically throughout the year, the Company advances employees cash for certain reimbursable expenses.  As of September 30, 2013 and December 31, 2012, the Company had advances to employees in the amount of $1,500 and $5,500, respectively.

Notes Payable – In May 2013, the Company entered into Promissory Notes (“Notes”) with Peter Ullrich and Theodore Jacoby, related parties.  Mr. Ullrich agreed to lend the Company $80,000 and Mr. Jacoby agreed to lend the Company $50,000.  The Notes provide for interest at a rate of 10% annually and will mature on November 15, 2013.  No principal or interest payments are due until maturity.  The Loan Agreement provides that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty. In November 2013, the Company entered into Amended Promissory Note agreements to extend the Notes from November 2013 to May 2014.

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

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – GOING CONCERN

At September 30, 2013 the Company had deficit working capital, deficit equity and has sustained recurring losses from operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our auditors have issued their Independent Registered Public Accountants’ Report on the Company's financial statements for the fiscal year ended December 31, 2012 with an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

Basic and Fully Diluted Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income (loss) (numerator)	$(401,909)	$(547,596)	$(1,450,150)	$(1,668,839)
Shares (denominator)	28,567,460	28,567,460	28,567,460	28,567,460
Per share amount	$(0.01)	$(0.02)	$(0.05)	$(0.06)

The Company’s outstanding stock options and warrants have been excluded from the basic net loss per share calculation for the three and nine month period ended September 30, 2013 and 2012, because they are anti-dilutive.

Stock Based-Compensation Expense

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement method to account for stock-based compensation. The Company uses the Binomial valuation formula, which is a closed-form model that uses an equation to determine the estimated fair value of stock options.  Stock-based compensation expense recognized for the nine month period ended September 30, 2013 and 2012 was $79,380 and $90,000, respectively, related to employee and director stock options issued and vesting during the period.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table is a summary of the status of the warrants and options granted and outstanding at September 30, 2013:

	Number of Options and Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	4,897,754	$0.31
Granted	2,105,560	0.31
Exercised	-	-
Forfeited / Expired	(393,460)	0.31

Outstanding at end of period	6,609,854	$0.31

A summary of the status of the warrants outstanding at September 30, 2013 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of		Weighted-Average	Weighted-Average		Weighted-Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$.01-.50	6,609,854	4.6 years	$0.31	6,029,204	$0.31

The fair value of each warrant granted is estimated on the date granted using the Binomial pricing model.

NOTE 9 – SUBSEQUENT EVENTS

In November 2013, the Company entered into Amended Promissory Note agreements to extend the notes from November 2013 to May 2014.

In October and November 2013, the Company obtained unsecured short term advances of $100,000 and $75,000, respectively from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the advance has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

In accordance with ASC 855, management evaluated events subsequent to September 30, 2013 and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

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

Upon the successful installations and as part of the Company’s plans to find a strategic industry partner, the Company entered into a non-exclusive commercial relationship with an international manufacturer of food processing equipment.  In connection with the agreement the company ordered two Empowered Water Generator systems.  We shipped the systems during the fourth quarter of 2011.  The systems were used for customer product testing and on-site customer validation.  Following the successful tests and validations, the company placed multiple orders for our equipment. During 2013, we have shipped six new systems.

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

In April 2011, the Company signed a purchase agreement with Fonterra Co-Operative Group Limited, New Zealand for a Dairy Drinking Water System to be used in a new 3,000 cow dairy in Yutian, China.  We shipped the system in August 2011 and installed the system in December 2011.  We recognized revenues from the sale of this system during 2011.  We are no longer receiving revenues from this market.

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

Financial Position

The Company had $362 in cash as of September 30, 2013, compared to $753,348 at December 31, 2012.  The Company has received and recorded approximately $1,159,000 in advance deposits on orders for our equipment.  At September 30, 2013 our stockholders’ deficit was $7,313,847, compared to $5,969,577 at December 31, 2012.

Results of Operations for the Three months ended September 30, 2013 and 2012

Revenues and Net Loss - Net revenues for the three months ended September 30, 2013, increased by $260,229, to $324,154, compared to revenues of $63,925 for the three months ended September 30, 2012. The majority of the revenues are from the sale of our EW water systems in the Clean-in-Place (“CIP”) market and the agriculture and dairy markets.  We have experienced an increase in revenues from the CIP market in 2013 expect continued increases in the fourth quarter.

Our cost of sales increased from $29,782 for the three months ended September 30, 2012 to $147,470 for the three months ended September 30, 2013. This increase is attributable to the increased sales of our EW water systems and the increase in our allowance for obsolete inventory.

For the three months ended September 30, 2013, the Company had a net loss of $401,909, compared to a net loss of $563,248 for the three months ended September 30, 2012. The decrease in net losses of approximately $161,000 is primarily due to the increase in net revenues and gross profit.

General and Administrative Expense – The Company incurred total general and administrative expenses for the three months ended September 30, 2013 of $429,154, a decrease of $23,994 from the $453,148 incurred in 2012.  General and administrative expenses for 2013 consist primarily of payroll and labor expense of approximately $222,000, expenses related to stock options and warrants of $47,000, professional fees of $16,000, and insurance expense of $58,000.

Research and Development - Our research and development expenses for the three months ended September 30, 2013 and 2012 were $8,600 and $2,500.  We expect to continue to have minimal research and development expenses during 2013.

Interest Expense - Our interest expense increased from $125,761 in 2012 to $142,922 in 2013.  In January 2013, the Company entered into an agreement with a related party, to convert all previously advanced funds into a new convertible note.  The transaction resulted in recording additional interest expense due to the debt discount of the related warrants.  This increased the amount of interest expense for the three months ended September 30, 2013 as compared to the same period in 2012.

Results of Operations for the Nine months ended September 30, 2013 and 2012

Revenues and Net Loss - Net revenues for the nine months ended September 30, 2013, increased by $1,411,938, to $1,670,794, of which $132,573 are revenues from a related party, compared to revenues of $258,856 for the nine months ended September 30, 2012. The majority of the revenues are from the sale of our EW water systems in the Clean-in-Place (“CIP”) market and the agriculture and dairy markets.  We have experienced an increase in revenues from the CIP market in 2013 expect continued increases in the fourth quarter.

Our cost of sales increased from $106,677 for the nine months ended September 30, 2012 to $1,026,652 for the nine months ended September 30, 2013. This increase is attributable to the increased sales of our EW water systems, and the increase in the inventory valuation allowance.

For the nine months ended September 30, 2013, the Company had a net loss of $1,668,839, compared to a net loss of $1,450,150 for the nine months ended September 30, 2012. The decrease in net losses of approximately $219,000 is primarily due to the increase in net revenues, partially offset by the increase in the obsolete inventory valuation, the impairment of leased equipment and slightly lower operating expenses.

General and Administrative Expense – The Company incurred total general and administrative expenses for the nine months ended September 30, 2013 of $1,356,826, a decrease of $156,872 from the $1,513,698 incurred in 2012.  General and administrative expenses for 2013 consist primarily of payroll and labor expense of approximately $792,000, expenses related to stock options and warrants of $79,000, professional fees of $71,000, and insurance expense of $184,000.

Research and Development - Our research and development expenses for the nine months ended September 30, 2013 and 2012 were $18,438 and $7,500.   We expect to continue to have minimal research and development expenses during 2013.

Interest Expense - Our interest expense increased from $333,632 in 2012 to $419,105 in 2013.  In January 2013, the Company entered into an agreement with a related party, to convert all previously advanced funds into a new convertible note.  The transaction resulted in recording additional interest expense due to the debt discount of the related warrants.  This increased the amount of interest expense for the nine months ended September 30, 2013 as compared to the same period in 2012.

Liquidity and Capital Resources

We do not receive sufficient revenues to fund all of our operational needs.  The majority of our funding has come from a shareholder who is also the majority owner of the Company. We expect to continue to rely on the shareholder for future funding.  We currently do not have sufficient funds on hand to fund all of our operational needs for the next 12 months.  We will not have sufficient funds to operate our business unless we receive expected orders from our customers or we are able to secure additional funding.  We do not have any agreements in place for additional funding.  We also do not have enough funding for operations to fund our business until it is developed enough to bring the business plan to maturity.  Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues.  We project $1,500,000 is required over the next twelve months to execute our business plan.  Moreover, if we able to expand our sale of EW machines as anticipated, we may need significant additional working capital to fund that expansion.  We do not have arrangements in place to provide us with this funding or any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt and therefore may not be able to complete or fulfill its obligations, which may cause a breach in agreements.

The Company had $362 in cash as of September 30, 2013, compared to $753,348 at December 31, 2012.  We received advances of $175,000 from our major shareholder subsequent to September 30 for operations.  We have had continuing losses of $1,450,150 for the nine months ended September 30, 2013, compared with losses of $1,668,839 for the nine months ended September 30, 2012.  The net loss per share for the nine months ended September 30, 2013 and 2012 was $0.05 and $0.06 per share, respectively.  In addition, our cash was depleted during the third quarter as we used cash to complete orders for which we received deposits in prior quarters.

Net cash used in operating activities in the nine month period ended September 30, 2013 was $1,004,596 compared to $1,301,423 for the same period in 2012.  The majority of the change in cash used for the current period was related to the increase in the inventory obsolete valuation allowance, the decrease in the advance deposits for machine orders and the increase in accrued interest.

At September 30, 2013, the Company’s net inventory was $968,945, representing a decrease of approximately $201,000, from the $1,169,966 on hand at December 31, 2012.

The Company’s only cash flows from investing activities were from expenditures related to intellectual property of $21,610 and $27,705 during the periods ended September 30, 2013 and 2012, respectively.

The Company received proceeds of $230,000 in the form of short term loans and advances for the nine months ended September 30, 2013.  Cash flows from financing activities provided the Company $1,325,000 for the period ended September 30, 2012, which consisted of unsecured short term advances.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2013, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the year ended December 31, 2012, that are of significance, or potential significance to the Company.

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

 Forward-Looking Statements

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved.  Any one of those factors could cause actual results to differ materially from those projected herein.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements include our expectations regarding working capital requirements and future funding, our expectations regarding our internal controls, expectations regarding funding commitments, our expectations regarding reductions in advance deposits and our ability to fulfill orders from our current deposits, future inventory levels, future test results, revenues from CIP, research and development expenses, orders from customers, the effects of inflation, the factors influencing the availability and prices of metals and other materials, and plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized.  Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risks associated with successfully developing our business in evolving markets, our need for additional capital, our continuing operating losses, the ability of our management to conduct distribution activities and sell products, possible failure to successfully develop new products, risks associated with litigation, risks associated with international transactions, vulnerability to competitors due to lack of patents on our products, and other risk factors listed in our annual report on Form 10-K for the year ended December 31, 2012 and our other SEC reports. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On February 11, 2011, the Company filed a Verified Complaint for Damages (“Complaint”) in the Superior Court of Cobb County State of Georgia against Fieldale Farms Corporation (“Fieldale”).  The lawsuit seeks approximately $1,100,000 plus interest, which is the amount due under the agreement and an additional amount not less than $100,000 for the costs of EAU’s replacement of Fieldale equipment.  Pursuant to the agreement the Company leased and installed certain equipment to Fieldale.  In exchange, Fieldale agreed to pay the Company a monthly rental fee for a guaranteed term of four (4) years.  Although the Company and the Company’s technology performed in accordance with the agreement, Fieldale Farms cancelled the agreement in the fourth quarter of 2009.  While we are unable at this time to estimate the likelihood of a favorable outcome in this matter, we intend to prosecute vigorously our claims against Fieldale.  In March 2011, the Company received an Answer and Counterclaim, wherein Fieldale alleges that the Company caused damage to other equipment and property of Fieldale and seeks to recover its actual damages estimated at $400,000.  The Company disputes the claim and will vigorously defend against the claim.  In October 2011, the case was moved from Cobb County to Habersham County.  The Company filed for summary judgment, which was heard by the judge in May 2012.  In October 2012, the Judge ruled on the case.  The Judge ruled against the Company’s claims due to a damages provision in the contract.  The judge further accepted the Company’s arguments to dismiss each of the counter claims made by Fieldale.  The Company has filed an appeal on the judge’s ruling against the Company’s claims for breach of contract, and Fieldale has filed a cross-appeal on its counter-claims.  Fieldale’s cross-appeal will apply only if the Court of Appeals reverses the Superior Court’s dismissal of the Company’s claims.  The appeal was heard by three judges in April 2013.  No decision has been made at this time.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

In August, October and November 2013, the Company obtained unsecured short term advances of $100,000, $100,000 and $75,000, respectively from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the advance has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

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

EAU TECHNOLOGIES, INC.

Dated: November 19, 2013	By:	/s/ Wade R. Bradley
Wade R. Bradley
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)