Form 10-K
period 2013-12-31
EAU TECHNOLOGIES, INC.
filed 2014-04-15
CIK 1170816

THE UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

Commission File Number: 000-51807

EAU TECHNOLOGIES, INC.
(Name of Registrant in Our Charter)

Delaware	2842	87-0654478
(State of Incorporation )	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

1890 Cobb International Blvd Suite A Kennesaw, Georgia 30152 (678) 388-9492		Wade R. Bradley 1890 Cobb International Blvd Suite A Kennesaw, Georgia 30152 (678)-388-9492
(Address and telephone number of Principal Place of Business)		(Number address and telephone number of agent for service)

Securities registered under Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None
Securities registered under Section 12(g) of the Act:
Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
Yes ☐  No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No☑

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
Yes ☑  No 

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

At March 30, 2014, 28,575,371 shares of the Registrant’s common stock, $0.0001 par value per share, were outstanding.  The aggregate market value of shares of common stock held by nonaffiliates as of June 30, 2013, was $734,883.

Documents Incorporated By Reference: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A “SAFE HARBOR” FOR FORWARD LOOKING STATEMENTS.  This Form 10-K contains statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words.  Forward-looking statements include statements about our liquidity, our ability to fund operations, reserves, patent protection, outsourcing, life spans of generators, losses, demand for our products, expected returns, long-lived assets and internal controls.  Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements.  There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

●
The Company defaulted under its loan agreements with our major stockholder, and its principal and our director, due to its inability to repay as of the maturity date. The Company subsequently negotiated an extension of the obligations until November 30, 2014. The Company does not currently have sufficient cash to repay the indebtedness. Although this default has been resolved by obtaining an extension, there is no assurance that we will be able to repay the indebtedness at the new maturity date or obtain future extensions.

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

Upon the successful installations and as part of the Company’s plans to find a strategic industry partner, the Company entered into a non-exclusive commercial relationship with an international manufacturer of food processing equipment.  In connection with the agreement the company ordered two Empowered Water Generator systems.  We shipped the systems during the fourth quarter of 2011.  The systems were used for customer product testing and on-site customer validation.  Following the successful tests and validations, the company placed multiple orders for our equipment.  During 2013, we shipped six new systems.

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

In April 2011, the Company signed a purchase agreement with Fonterra Co-Operative Group Limited, New Zealand for a Dairy Drinking Water System to be used in a new 3,000 cow dairy in Yutian, China.  We shipped the system in August 2011 and installed the system in December 2011.  We recognized revenues from the sale of this system during 2011.  We are currently receiving minimal revenues from this market.

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

Additional Agricultural Markets

While the majority of our efforts and all of our sales in agriculture have been in connection with Water Science, we are investigating the potential to enter other agricultural markets such as green house and grow out of fruits and vegetable plants and fruit and vegetable packing facilities.

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

Grocery Store Produce and Meat Departments - Empowered Water™ has been used in various areas of Grocery stores such as, floral, fresh cut produce and leafy vegetable rinse area.   Empowered Water™ may also be used by grocery store meat departments to aid in extending the shelf life of the product as well as an anti-bacterial agent and disinfectant on cutting surfaces where multiple products, such as beef, poultry and seafood are cut and packaged, and where cross contamination commonly occurs.  Using our electrolyzed fluids, a store’s processing machinery and floor surfaces can be cleaned and sanitized without the use of toxic chemicals.

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

Governmental Regulation

Because many of our products are sanitizing products and have applications related to the food industry, existing governmental regulations have a large potential effect on our new products.  We frequently will be required to obtain approval or favorable designations from governmental agencies, such as the FDA, USDA, FSIS, EPA, and others, in order to bring new products to market.  We believe that our current applications for electrolyzed water products are subject to specific sections in the United States Code of Federal Regulations, which contain regulations created by the aforementioned government agencies.  In addition, commercial laboratories such as National American Medical Science Association (NAMSA) have performed several toxicity tests. At the concentrations analyzed, the electrolyzed water solutions show no toxicity.  Further approvals will be required if we advance our products into the medical and certain health care industries.  These approvals can be costly and time consuming.  We intend to approach each sector based on market demand and capital availability.

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

Our research and development expenditures totaled approximately $18,438 for the year ended December 31, 2013, and $7,500 in 2012.

Employees

As of December 31, 2013 we had 7 full-time employees and 2 contractors.  As our business grows, we anticipate that we will need to employ additional project managers, field technicians, salaried clerical staff and sales personnel.  We believe that our relationships with our employees are good.

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

We recently defaulted under our loan agreements with our major stockholder, director and senior lender.  We renegotiated the indebtedness to extend the maturity date, but any future default could cause holders of our common stock to lose their entire investment.

In November 2013, the Company defaulted under its loan agreements (“Loan Agreements”) with our major stockholder, Water Science, and its principal and our director, Peter Ullrich (collectively, “Lenders”), due to our inability to repay as of the maturity date. In April 2014, we entered into an amendment to the Loan Agreements (“Amendment”) to extend the maturity date until November 30, 2014.

As of April 10, 2014, we had approximately $5,100,000 in short-term debt due under the Loan Agreements. We do not currently have sufficient cash to repay this indebtedness. The terms of the Loan Agreements are described in Footnote 9 to the audited financial statements included in this Form 10-K. The report of our independent registered public accounting firm includes an explanatory paragraph concerning conditions that raise substantial doubt about our ability to continue as a going concern, and there is no guarantee that we will be able to continue to operate our business.

Although this default has been resolved by obtaining an extension, there is no assurance that we will be able to repay the indebtedness at the new maturity date or obtain future extensions. The Loan Agreements are secured by substantially all of our present and future assets on a first lien basis. Our ability to continue as a going concern is dependent on our ability to successfully execute a refinancing of the amounts due under the Loan Agreements. The inability to refinance or restructure our debt would have a material adverse effect on the solvency of the Company and our ability to continue as a going concern. If we defaulted again and the Lenders exercised their rights and remedies in the Loan Agreements, then the proceeds of the assets constituting their collateral could be insufficient to repay the indebtedness owed to them in full, and therefore holders of our common stock could lose their entire investment. Under these circumstances we may be unable to continue operating as a going concern. In addition, the presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all of which could have a material adverse impact on our business, results of operations and financial condition.

For additional discussion of our Loan Agreements, see “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

We cannot guarantee that we will continue as a going concern because we have not yet been successful in establishing profitable operations.

We have received a report from our independent auditors on our financial statements for fiscal years ended December 31, 2013 and 2012 which contains a modification indicating substantial doubt about the Company’s ability to continue as a going concern. In addition, the footnotes to our financial statements list factors, including recurring losses since incorporation, which raise substantial doubt about our ability to continue as a going concern.

We may need substantial additional funds that we may not be able to acquire.

The majority of our funding has come from shareholders.  We currently do not have sufficient funds on hand to fund all of our operational needs for the next 12 months.  We currently will have sufficient funds to operate our business provided we receive expected orders from our customers or if we are able to secure additional funding.  We do not have any agreements in place for additional funding.  We may not have enough funding for operations to fund our business until it is developed enough to bring the business plan to maturity.  Our cash requirements may vary materially from those now planned as a result of marketing efforts, relationships with suppliers, changes in the direction of our business strategy, and/or competitive and technical advances for electrolyzed water as a sanitizer. We may not be able to continue to improve or develop successful electrolyzed water products. In addition, it may be more costly than we have anticipated developing new products. We may incur costs that are necessary to comply with governmental requirements. For example, we may be required to obtain approval from the U.S. Food and Drug Administration for our current or planned products. We may require substantial additional funding for our operating expenses and for marketing and sales programs. We may not be able to obtain adequate funds for these purposes when we need them or on acceptable terms.

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

ITEM 2.  PROPERTIES

Our corporate headquarters are located in leased office space at 1890 Cobb International Blvd, Suite A, B & C, Kennesaw, GA 30152. We believe that our current offices are adequate for present needs. Office space is leased and will be increased, as we deem necessary.  We believe that it will not be difficult to find additional or alternative office space if necessary in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

On February 11, 2011, the Company filed a Verified Complaint for Damages (“Complaint”) in the Superior Court of Cobb County State of Georgia against Fieldale Farms Corporation (“Fieldale”).  The lawsuit seeks approximately $1,100,000 plus interest, which is the amount due under the agreement and an additional amount not less than $100,000 for the costs of EAU’s replacement of Fieldale equipment.  Pursuant to the agreement the Company leased and installed certain equipment to Fieldale.  In exchange, Fieldale agreed to pay the Company a monthly rental fee for a guaranteed term of four (4) years.  Although the Company and the Company’s technology performed in accordance with the agreement, Fieldale Farms cancelled the agreement in the fourth quarter of 2009.  While we are unable at this time to estimate the likelihood of a favorable outcome in this matter, we intend to prosecute vigorously our claims against Fieldale.  In March 2011, the Company received an Answer and Counterclaim, wherein Fieldale alleges that the Company caused damage to other equipment and property of Fieldale and seeks to recover its actual damages estimated at $400,000.  The Company disputes the claim and will vigorously defend against the claim.  In October 2011, the case was moved from Cobb County to Habersham County.  The Company filed for summary judgment, which was heard by the judge in May 2012.  In October 2012, the Judge ruled on the case.  The Judge ruled against the Company’s claims due to a damages provision in the contract.  The judge further accepted the Company’s arguments to dismiss each of the counter claims made by Fieldale.  The Company has filed an appeal on the judge’s ruling against the Company’s claims for breach of contract, and Fieldale has filed a cross-appeal on its counter-claims.  Fieldale’s cross-appeal will apply only if the Court of Appeals reverses the Superior Court’s dismissal of the Company’s claims.  The appeal was heard by three judges in April 2013.  In December 2013 the appeal was denied by the Court of Appeals.  The Company has applied to the Supreme Court of Georgia for certiorari, which means that we have asked the Supreme Court to review the Court of Appeals decision.  No decision has been made at this time.

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

	EAU Technologies, Inc. Common Stock
	High	Low
Year Ended December 31, 2013
Quarter Ended March 31, 2013	$0.1	0.02
Quarter Ended June 30, 2013	0.12	0.08
Quarter Ended September 30, 2013	0.15	0.03
Quarter Ended December 31, 2013	0.06	0.03

	High	Low
Year Ended December 31, 2012
Quarter Ended March 31, 2012	$0.1	0.01
Quarter Ended June 30, 2012	0.6	0.07
Quarter Ended September 30, 2012	0.15	0.01
Quarter Ended December 31, 2012	0.14	0.02

       As the foregoing are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

As of December 31, 2013, the Company had approximately 380 record holders of common stock.

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

Financial Position

The Company had $2,654 in cash as of December 31, 2013, compared to $753,348 at December 31, 2012.  Our working capital deficit as of December 31, 2013 was $7,932,341 compared to a deficit of $6,854,029 at December 31, 2012.  Our current debt and short term advances increased to $5,121,827 at December 31, 2013 from $4,642,375 at December 31, 2012.  The Company has received and recorded approximately $555,000 in advance deposits on orders for our equipment.  We expect the deposits will be reduced as the Company delivers machines on order to our customers during the first and second quarter of 2014.  At December 31, 2013 our stockholders’ deficit was $7,808,794, compared to $5,969,577 at December 31, 2012.

Results Of Operations For The Year Ended December 31, 2013 As Compared To The Year Ended December 31, 2012

Revenues and Net Loss - Net revenues for the year ended December 31, 2013, increased by $1,512,840, to $1,984,049, of which $132,574 are revenues from a related party, compared to revenues of $471,209 for the year ended December 31, 2012. The majority of the revenues are from the sale of our EW water systems in the Clean-in-Place (“CIP”) market and the agriculture and dairy markets.

Our cost of sales increased from $320,672 for the year ended December 31, 2012 to $1,391,741 for the year ended December 31, 2013. This increase is attributable to the increased sales of our EW water systems.

For the year ended December 31, 2013, the Company had a net loss of $1,963,000, compared to a net loss of $2,031,881 for the year ended December 31, 2012. This decrease of approximately $70,000 of net losses is primarily due to the increase in net revenues.

General and Administrative Expense – The Company incurred total general and administrative expenses of $1,677,616, a decrease of $65,463 from the $1,743,079 incurred in 2012.  General and administrative expenses for 2013 consist primarily of payroll and labor expense of $978,745, expenses related to stock options and warrants of $97,283, professional fees of $88,470, insurance expense of $241,767, and travel related expenses of $58,601.

Research and Development - Our research and development expenses for the year ended December 31, 2013, were $18,438, an increase of $10,938, as compared to $7,500 for the year ended December 31, 2012.

Interest Expense - Our interest expense increased from $465,336 in 2012 to $561,395 in 2013.

Liquidity And Capital Resources

We do not receive sufficient revenues to fund all of our operational needs.  The majority of our additional funding has come from a single shareholder.  We currently do not have sufficient funds on hand to fund all of our operational needs for the next 12 months.  We will have sufficient funds to operate our business only if we receive expected orders from our customers and we are able to secure additional funding.  We do not have any agreements in place for additional funding.  We may not have enough funding for operations to fund our business until it is developed enough to bring the business plan to maturity.  Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues.  We project $1,500,000 is required over the next twelve months to execute our business plan.  Moreover, if we able to expand our sale of EW machines as anticipated, we may need significant additional working capital to fund that expansion.  We do not have arrangements in place to provide us with this funding or any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.

At December 31, 2013, we had cash of $2,654, compared to $753,348 at December 31, 2012.  We had a net loss of $1,963,000 for the year ended December 31, 2013 compared with net loss of $2,031,881 for the year ended December 31, 2012.  The net loss per share for the year ended 2013 and 2012 was $0.07.

Net cash used in operating activities for the year ended December 31, 2013 was $1,201,322, an 88% increase, compared to $640,141 for the same period in 2012.  The primary changes to the cash flow from operating activities was an decrease in the advance deposits on machine orders of $1,069,440 due to shipping of orders, a decrease in inventory of $817,473, and an increase in accrued interest of $483,249.

At December 31, 2013, the Company’s net inventory was $653,967, representing a 55% decrease from the $1,169,966 on hand at December 31, 2012.

Net cash used in investing activities during the period ended December 31, 2013 was $12,328 as compared to $15,839 in the same period in 2012.  These cash flows consisted of expenditures for patent work.

Cash flows from financing activities provided the Company $438,300 and $1,325,000 for the years ended December 31, 2013 and 2012, respectively.  This is primarily a result of the Company’s continued issuance of notes payable to fund operations.

In November 2013, the Company defaulted under its loan agreements (“Loan Agreements”) with our major stockholder, Water Science, and its principal and our director, Peter Ullrich (collectively, “Lenders”), due to our inability to repay as of the maturity date. The terms of the Loan Agreements are described in Footnote 10 to the audited financial statements included in this Form 10-K. In April 2014, we entered into an amendment to the Loan Agreements (“Amendment”) to extend the maturity date until November 30, 2014.

As of April 10, 2014, we had approximately $5,100,000 in short-term debt due under the Loan Agreements. We do not currently have sufficient cash to repay this indebtedness. The report of our independent registered public accounting firm includes an explanatory paragraph concerning conditions that raise substantial doubt about our ability to continue as a going concern, and there is no guarantee that we will be able to continue to operate our business.

Although this default has been resolved by obtaining an extension, there is no assurance that we will be able to repay the indebtedness at the new maturity date or obtain future extensions. The Loan Agreements are secured by substantially all of our present and future assets on a first lien basis. Our ability to continue as a going concern is dependent on our ability to successfully execute a refinancing of the amounts due under the Loan Agreements. The inability to refinance or restructure our debt would have a material adverse effect on the solvency of the Company and our ability to continue as a going concern. If we defaulted again and the Lenders exercised their rights and remedies in the Loan Agreements, then the proceeds of the assets constituting their collateral could be insufficient to repay the indebtedness owed to them in full, and therefore holders of our common stock could lose their entire investment. Under these circumstances we may be unable to continue operating as a going concern.

For additional discussion of the risks associated with our Loan Agreements, see “Part I - Item 1A – Risk Factors.”

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

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control – Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective to provide reasonable assurance based on those criteria.

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

ITEM 9B.  OTHER INFORMATION

In April 2014, the Company entered into a loan agreement (“2014 Loan Agreement”) with a related party.  The principal amount of the note is $303,300.  The funds had been advanced to the Company at various times throughout 2013.  The 2014 Loan Agreement provides for interest at a rate of 10% annually and will mature on November 30, 2014.  The outstanding balance under the 2014 Loan Agreement is convertible into shares of the Company’s common stock at $0.31 per share and no principal or interest payments are due until maturity.  The 2014 Loan Agreement provides that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty. In connection with the negotiation of the 2014 Loan Agreement, the Company also granted a warrant to purchase up to 303,300 shares of the Company’s common stock at an exercise of $0.31 per share. The warrant expires in April, 2019.

On November 30, 2013, the Company defaulted under its loan agreements (“Loan Agreements”) with our major stockholder, Water Science, and its principal and our director, Peter Ullrich (collectively, “Lenders”) due to our inability to repay as of the maturity date. The terms of the Loan Agreements are described in Footnote 10 to the audited financial statements included in this Form 10-K. As of April 10, 2014, we had approximately $5,100,000 in short-term debt due under the Loan Agreements, including accrued and unpaid interest. We do not currently have sufficient cash to repay this indebtedness.

In April 2014, the Company entered into agreements with Water Science and Mr. Ullrich to extend the Senior Convertible Note, the $358,527 Note and the $1,325,000 Note until November 30, 2014.

In January 2014, the Company obtained an unsecured short term advance of $285,000 from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the advance has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

On April 10, 2014, the Company entered into an amendment to the Loan Agreements (“Amendment”) to extend the maturity date until November 30, 2014. All of the other terms of the Loan Agreements remained unchanged by the Amendment. A copy of the Amendment is filed with this Form 10-K as Exhibits 10.27, 10.28 and 10.29, and incorporated herein by this reference.

PART III

  ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND COPORATE GOVERNANCE

Directors and Executive Officers

           The following table sets forth the names, age, and position of each of our directors and executive officers.

Name and Address	Age	Position and Office Held
Wade R. Bradley 1890 Cobb International Blvd. Kennesaw, GA 30152	53	Chief Executive Officer; Director
Brian D. Heinhold 1890 Cobb International Blvd. Kennesaw, GA 30152	41	Chief Financial Officer
Doug Kindred 1890 Cobb International Blvd. Kennesaw, GA 30152	59	Executive Vice President and Chief Technology Officer
Peter Ullrich 1890 Cobb International Blvd. Kennesaw, GA 30152	71	Director
Theodore C. Jacoby, Jr. 1716 Hidden Creek Ct. St. Louis, MO 63131	73	Director

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

William Warwick served as a director of the Company until his resignation effective October 1, 2103.  J. Leo Montgomery served as a director of the Company until his resignation effective December 17, 2013.

Committees

The Board of Directors maintains standing Audit and Compensation Committees.

Audit Committee. The Audit Committee, which consists of Theodore C. Jacoby, Jr., serves as an independent and objective party to, among other things, review the Company’s financial statements and annual report, review and appraise the audit efforts of the Company’s auditors and pre-approve permissible services to be performed for the Company by its auditors, and is responsible for the appointment, compensation and oversight of the work of the independent public accountants which audit the Company’s financial statements. The primary function of the Audit Committee involves oversight functions to support the quality and integrity of the Company’s accounting and financial reporting processes generally. It should be noted, however, that the members of the Committee are not necessarily experts in the fields of auditing and accounting and do not provide special assurances on such matters.  Mr. Montgomery and Mr. Warwick served on the Audit Committee until the respective dates of their resignations.  The Audit Committee met five times during 2013. The report of the Audit Committee appears below in this Proxy Statement. A copy of the Audit Committee’s charter is included on the Company’s website at www.eau-x.com.

Compensation Committee. The Compensation Committee, consisting of Theodore C. Jacoby, Jr., sets the compensation of executive officers and administers the Company’s incentive plans, including the Company’s stock option plans. Mr. Montgomery and Mr. Warwick served on the Compensation Committee until the respective dates of their resignations.  The Compensation Committee did not meet during 2013. The Compensation Committee has adopted a written charter, a copy of which is available on the Company’s website at www.eau-x.com. As set forth in the Compensation Committee charter, the Committee:

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

Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2013 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were completed, except Mr. Ullrich filed one late Form 4 to report three transactions.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wade R. Bradley Chief Executive Officer	2013 2012	240,000 240,000	0.00 0.00	0.00 0.00	0.00 0.00	0.00 0.00	0.00 0.00	6,000 (1) 6,000 (1)	246,000 246,000
Doug Kindred Chief Technology Officer	2013 2012	176,985 176,985	0.00 0.00	0.00 0.00	0.00 0.00	0.00 0.00	0.00 0.00	6,000 (1) 6,000 (1)	182,985 182,985

(1)	Other compensation consists of car allowances.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding stock options and restricted stock held by the Company's Named Executive Officers at December 31, 2013.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Wade R. Bradley, Chief Executive Officer	500,000		0.31	11/6/2016
Doug Kindred, Chief Technology Officer	20,000 25,000 530,000		0.31 0.31 0.31	5/27/2015 6/1/2015 11/8/2017

Employment Agreements

As of December 31, 2013, two executives had current employment agreements.

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

Director Compensation

The following table shows the compensation paid to our non-employee directors for the 2013 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1) (2)	Total ($)
William J. Warwick (3)	$0	$0	$30,000	$30,000
Ted Jacoby	$0	$0	$30,000	$30,000
Peter Ullrich	$0	$0	$30,000	$30,000
Leo Montgomery (4)	$0	$0	$30,000	$30,000

(1)  Represents for each director a grant of 96,775 stock options with an exercise price of $0.31 per share.

(2)  The following directors hold stock options or warrants as of December 31, 2013 covering the following number of shares of the Company’s Common Stock:

William J. Warwick	387,100
Ted Jacoby	387,100
Peter Ullrich	3,136,631
J. Leo Montgomery	587,100

(3)  Mr. Warwick resigned as a member of the Board of Directors on October 1, 2013.

(4)  Mr. Montgomery resigned as a member of the Board of Directors on December 17, 2013.
Directors of the Company are not paid a salary. They are reimbursed for their costs incurred in attending Board meetings. In December 2007, the Board determined, based on a study from the compensation consultants, that the directors should receive a total package of $30,000 per year, in a combination of cash fees and equity, beginning in 2008.  In 2013, the Board approved a grant of 96,775 stock options to each director, with an exercise price of $0.31 and a term of 5 years.

Code of Ethics

           The Company adopted a Code of Ethics on April 6, 2004, that applies to its principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions. A copy of our Code of Ethics was filed as an exhibit to our Annual Report for the year ended December 31, 2004.  The Company undertakes to provide to any person, without charge, upon written or verbal request to EAU Tehnologies, Inc. 1890 Cobb International Boulevard, Kennesaw, Georgia, 30152, (678)388-9492.

  ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information about the beneficial ownership of our common stock as of March 30, 2014 by:

●	each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

●	each of our directors;

●	each of our named executive officers; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. The percentage of beneficial ownership is based on 28,575,371 shares of common stock outstanding as of March 30, 2014.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
Peter F. Ullrich (1) 1890 Cobb International Blvd. Kennesaw, GA 30152	30,015,892	76.3%
Water Science, LLC. (1) 1890 Cobb International Blvd. Kennesaw, GA 30152	10,330,770	32.7%
Wade R. Bradley (2) 1890 Cobb International Blvd. Kennesaw, GA 30152	500,000	1.7%
Doug Kindred (3) 1890 Cobb International Blvd. Kennesaw, GA 30152	703,250	2.4%
Theodore C. Jacoby, Jr. (4) 1716 Hidden Creek Ct. St. Louis, MO 63131	609,531	2.1%
All current directors and executive officers as a group (5 persons)	32,167,385	78.7%
___________________________
*Less than 1%

(1)
Mr. Ullrich is the managing member of Water Science, LLC.  Mr. Ullrich beneficially owns 11,915,770 shares, warrants to purchase 3,136,631 shares at an exercise price of $0.31 per share; 3,088,243 shares are currently exercisable or exercisable within 60 days of the date of this report.  Mr. Ullrich holds convertible notes currently convertible into 4,632,721 shares and indirectly through Water Science beneficially owns 7,330,770 shares and a convertible note currently convertible into 3,000,000 shares.

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

(4)
Mr. Jacoby beneficially owns 464,368 shares and holds options to purchase a total of 387,100 shares at an exercise price of $0.31 per share; options to purchase 338,713 shares are currently exercisable or exercisable within 60 days of the date of this report.

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

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

           The following are certain transactions during the year ended December 31, 2013, involving our officers, directors and shareholders owning more than 10% of our outstanding stock.  We believe that the terms of these transactions are at least as favorable to us as we would expect to negotiate with unrelated third parties.

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

In January 2013, the Company entered into a loan agreement with Mr. Ullrich.  The principal amount of the Note is $1,325,000.  The funds had been advanced to the Company at various times throughout 2012.  The Loan Agreement provides for interest at a rate of 10% annually and matured on November 30, 2013.  The Company is working with Mr. Ullrich for the possible extension of the Note.  The outstanding balance under the Loan Agreement is convertible into shares of the Company’s common stock at $0.31 per share and no principal or interest payments are due until maturity.  The Loan Agreement provides that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty. In connection with the negotiation of the Loan Agreement, the Company also granted a warrant to purchase up to 1,325,000 shares of the Company’s common stock at an exercise of $0.31 per share. The warrant expires on January 31, 2018.  The indebtedness under the Loan Agreement is evidenced by a Promissory Note dated May 15, 2013 held by Mr. Ullrich. The Company also signed a Promissory Note with Mr. Jacoby under which the Company borrowed $50,000 from Mr. Jacoby under the same terms as the Promissory Note with Mr. Ullrich, except that Mr. Jacoby did not receive any warrants to purchase common stock.

Director Independence

The Board of Directors has determined in accordance with the listing standards of The NASDAQ Stock Market that each of the following director is an independent director: Mr. Jacoby. To be an independent director under those listing standards, a director must have no relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and must have no relationships which are specified in the independence standards to preclude an independence determination. Mr. Bradley is not independent because he is an executive officer. Mr. Ullrich is not independent due to the level of beneficial ownership of common stock of the Company.  In making the foregoing determination, the Board considered all relationships between members of the Board of Directors and the Company, including the relationships described at “Certain Relationships and Related Transactions.”

The Board of Directors unanimously concluded that the above-rule listed relationships would not affect the independent judgment of the independent director, Mr. Jacoby, based on his experience, character and independent means, and therefore do not preclude an independence determination.

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

HJ & Associates, LLC
	2013	2012
Audit Fees	$46,700	$50,300

AUDIT-RELATED FEES

HJ did not bill us for any “audit-related fees” (as defined in Regulation S-X) in connection with its audit of our financial statements for the fiscal years ended December 31, 2013 or December 31, 2012.

TAX FEES

HJ & Associates did not bill us for any professional services rendered for tax related services for the fiscal years ended December 31, 2013 or 2012. Tax services provided by other firms are not included in this disclosure.

ALL OTHER FEES

We were not billed any fees for other professional services by HJ & Associates, LLC for the fiscal years ended December 31, 2013 and December 31, 2012.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2013 by HJ & Associates, LLC is compatible with maintaining HJ & Associates, LLC independence.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are incorporated by reference in Item 8 of this Report:

Report of Independent Registered Public Accounting Firm
Balance Sheets, December 31, 2013 and 2012
Statements of Operations for years ended December 31, 2013 and 2012
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

10.4	*	Form of Employment Agreement dated as of October 24, 2006 with Wade R. Bradley. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated October 30, 2006.)
10.5	*	Form of Option Agreement dated as of October 24, 2006 with Wade R. Bradley. (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated October 30, 2006.)
10.6
Amended and Restated License Agreement dated as of January 10, 2007 by and between Electric Aquagenics Unlimited, Inc. and Zerorez Franchising Systems, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated November 16, 2006.)

10.7	*	EAU Technologies, Inc. 2007 Stock Incentive Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement filed with the Commission on November 5, 2007).
10.8	*	Form of Employment Agreement dated as of November 8, 2007 with Doug Kindred (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 8, 2007)
10.9	*	Form of Option Agreement dated as of November 8, 2007 with Doug Kindred (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 8, 2007)
10.10	*	Form of Option Agreement dated as of December 6, 2007 with select employees (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 6, 2007)
10.11
First Amendment to Lease Agreement dated as of October 31, 2006 between the Company and Cobb International Associates. (Incorporated by reference to Exhibit 10.39 of the Company's Registration Statement on Form S-1 (File No. 333-144646 dated April 11, 2008.)

10.12		Security Agreement dated September 16, 2005 between the Company and Water Science LLC (Incorporated by reference to Ex. 10.3 to the Company’s Form 8-K filed on October 12, 2005).
10.13	*	Amendment to Employment Agreement dated as of December 17, 2008 between the Company and Wade Bradley. (Incorporated by reference to Ex. 10.32 to the Company’s Form 10-K filed on March 30, 2009).
10.14	*	Amendment to Employment Agreement dated as of December 17, 2008 between the Company and Doug Kindred (Incorporated by reference to Ex. 10.33 to the Company’s Form 10-K filed on March 30, 2009).
10.15	*	Form of Amended Stock Option Agreement for Employees, Officers and a director.
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

10.19	Form of Option Agreement for Board of Directors Compensation (Incorporated by reference to Ex. 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on March 31, 2012)
10.20	Form of Stock Option agreement for Board of Directors compensation (incorporated by reference to Ex. 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 20, 2013)
10.21	Promissory Note between the Company and Peter F. Ullrich (incorporated by reference to Ex. 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 20, 2013)
10.22	Promissory Note between the Company and Theodore C. Jacoby, Jr. (incorporated by reference to Ex. 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 20, 2013)
10.23
$1,325,000 Loan Agreement between the Company and Peter F. Ullrich dated as of January 31, 2013 (incorporated by reference to Ex. 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 20, 2013)

10.24
Warrant between the Company and Peter F. Ullrich dated as of January 31, 2013 (incorporated by reference to Ex. 10.5 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 20, 2013)

10.25	2013 Advances Loan Agreement between the Company and Peter F. Ullrich dated as of April 10, 2014.
10.26	Warrant between the Company and Peter F. Ullrich dated as of April 10, 2014.
10.27	Second Amendment to Third Amended and Restated Senior Secured Convertible Promissory Note dated as of April 10, 2014 between the Company and Water Science LLC
10.28	Amended and Restated $358,527 Loan Agreement dated April 10, 2014 between the Company and Peter F. Ullrich
10.29	Amended and Restated $1,325,000 Loan Agreement between the Company and Peter F. Ullrich dated as of April 10, 2014
23.1	Consent of HJ & Associates, LLC.
31.1	Certification by Wade R. Bradley under section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brian D. Heinhold under section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Wade R. Bradley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Brian D. Heinhold pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

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

Dated: April 14, 2014

EAU Technologies, Inc.:

By:	/s/ Wade R. Bradley
Wade R. Bradley
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Wade R. Bradley	Chief Executive Officer	April 14, 2014
Wade R. Bradley	(principal executive officer)
/s/ Brian D. Heinhold	Chief Financial Officer	April 14, 2014
Brian D. Heinhold	(principal accounting officer)
/s/ Theodore C. Jacoby, Jr.	Director	April 14, 2014
Theodore C. Jacoby, Jr.
/s/ Peter F. Ullrich	Director	April 14, 2014
Peter F. Ullrich

EAU TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets	F-3 – F-4

Statements of Operations	F-5

Statements of Changes in Stockholders’ Equity (Deficit)	F-6

Statements of Cash Flows	F-7 – F-8

Notes to Financial Statements	F-9 – F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
EAU Technologies, Inc.
Kennesaw Georgia

We have audited the accompanying balance sheets of EAU Technologies, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EAU Technologies, Inc. as of December 31, 2013 and 2012, and the results of its  operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 13 to the financial statements, the Company has a working capital deficit, a deficit in stockholders’ equity and has sustained recurring losses from operations.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans with regard to these matters are also described in Note 13.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
April 15, 2014

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	December 31,
	2013	2012
CURRENT ASSETS
Cash	$2,654	$753,348
Accounts receivable, net	29,705	2,500
Accounts receivable – related party, net	1,500	5,500
Prepaid expense	60,210	39,034
Inventory, net	653,967	1,169,966

Total current assets	748,036	1,970,348

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $120,721	-	-

LEASED EQUIPMENT, net of
accumulated depreciation of $0 and $502,861	-	602,948

OTHER ASSETS
Deposits	-	144,273
Intellectual property, net	123,547	137,231

Total other assets	123,547	281,504

Total assets	$871,583	$2,854,800

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2013	2012
CURRENT LIABILITIES
Accounts payable	$325,623	$287,236
Accrued expenses	41,098	49,903
Accrued interest	2,043,671	1,560,422
Warranty reserve	160,000	145,000
Advance deposits on machine orders	554,618	1,624,058
Advance deposits on machine orders – related party	433,540	515,383
Short term notes payable – related party	130,000	-
Unsecured short term advances – related party	5,000	1,325,000
Convertible note payables – related party, currentportion net of discounts of $0 and $41,152	4,986,827	3,317,375

Total current liabilities	8,680,377	8,824,377

Total Liabilities	8,680,377	8,824,377

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 28,575,371 and 28,575,371 issued and outstanding, respectively	2,858	2,858
Additional paid in capital	45,681,729	45,557,946
Accumulated deficit	(53,493,381)	(51,530,381)

Total stockholders’ equity (deficit)	(7,808,794)	(5,969,577)

Total liabilities and stockholders’ equity (deficit)	$871,583	$2,854,800

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2013	2012

NET REVENUES – RELATED PARTY	$132,574	$273,011

NET REVENUES	1,851,475	198,198

TOTAL REVENUES	1,984,049	471,209

COST OF GOODS SOLD	1,391,741	320,672

GROSS PROFIT	592,308	150,537

OPERATING EXPENSES
Depreciation and amortization	1,356	2,366
Research and development	18,438	7,500
Selling, general and administrative	1,677,616	1,743,079

Total operating expenses	1,697,410	1,752,945

LOSS FROM OPERATIONS	(1,105,102)	(1,602,408)

OTHER INCOME (EXPENSE)
Interest expense	(561,395)	(465,336)
Interest income	171	49
Rental Income	4,800	-
Impairment of leased equipment	(301,474)	-
Gain on extinguishment of debt	-	35,814

Total other income (expense)	(857,898)	(429,473)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,963,000)	(2,031,881)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(1,963,000)	$(2,031,881)

NET INCOME (LOSS) PER SHARE	$(0.07)	$(0.07)

WEIGHTED AVERAGE OF SHARES OUTSTANDING – BASIC AND FULLY DILUTED	28,575,371	28,575,371

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

a Balance, December 31, 2011	28,567,460	$2,857	$45,242,947	$(49,498,500)	$(4,252,696)

Issuance and vesting of options and warrants for services	-	-	315,000	-	315,000

Reconciling adjustment	7,911	1	(1)	-	-

Net loss for the year ended December 31, 2012	-	-	-	(2,031,881)	(2,031,881)

Balance, December 31, 2012	28,575,371	2,858	45,557,946	(51,530,381)	(5,969,577)

Issuance and vesting of options and warrants for services	-	-	97,283	-	97,283

IIIssuance of warrants to related party			26,500		26,500

Net loss for the year ended December 31, 2013	-	-	-	(1,963,000)	(1,963,000)

BBalance, December 31, 2013	28,575,371	$2,858	$45,681,729	$(53,493,381)	$(7,808,794)

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

 STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,963,000)	$(2,031,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,356	2,366
Warrants and options vested or issued for services	97,283	120,000
Discount of note payable	67,652	44,894
Gain on settlement of debt	-	(35,814)
Impairment of leased equipment	301,474	-
Disposal of intellectual property	34,005	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(27,205)	80,878
Decrease in accounts receivable – related party	4,000	-
(Increase) in pre-paid expense	(21,176)	(6,774)
Decrease in inventory	817,473	3,947
(Increase) decrease in deposits	144,273	(135,435)
Increase (decrease) in accounts payable	38,387	(207,006)
(Decrease) in accrued expenses	(8,805)	(270,466)
Increase in accrued interest	483,249	408,172
Increase in warranty reserve	15,000	25,000
(Decrease) in advance deposits on machine orders – Related party	(81,843)	(248,010)
Increase (decrease) in advance deposits on machine orders	(1,069,440)	1,609,988

Net cash used in operating activities	(1,167,317)	(640,141)

CASH FLOWS FROM INVESTING ACTIVITIES
Intellectual property additions	(21,677)	(15,839)

Net cash used in investing activities	(21,677)	(15,839)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock – related party	-	-
Proceeds from issuance of notes payable – related party	438,300	1,325,000

Net cash provided by financing activities	438,300	1,325,000

NET INCREASE (DECREASE) IN CASH	(750,694)	669,020

CASH, beginning of period	753,348	84,328

CASH, end of period	$2,654	$753,348

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(Continued)

	Year ended December 31,
	2013	2012
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$10,494	$12,270
Income Taxes	$-	$-

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

Property and Equipment, and Depreciation – Property and equipment are recorded at historical cost.  Expenditures for additions and major improvements that extend the life of the asset are capitalized, whereas the cost of maintenance and repairs are expensed as incurred.  Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from three to seven years.  Depreciation expense for the years ended December 31, 2013 and 2012 was $0 and $2,366, respectively.  In September 2005, the Company pledged all the assets of the Company as collateral for the Senior Convertible Note, payable to Water Science, a related party.

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

Sales Taxes - In accordance with FASB ASC 605-45, formerly EITF Issue No. 06-3, How Taxes Collected From Customers and Remitted to Government Authorities Should be Presented in the Income Statement, the Company accounts for sales taxes imposed on its good and services on a gross basis in the statements of operations.  For the years ended December 31, 2013 and 2012, respectively, $0 and $2,665 of sales taxes has been reported in revenues.

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

Research and Development – Research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2013 and 2012 were approximately $18,438 and $7,500, respectively.

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

Recently   Enacted   Accounting   Standards

In February 2013, the FASB issued Accounting Standard Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012.  Since ASU 2013-02 only impacts presentation and disclosure requirements, the adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205)—Liquidation Basis of Accounting”. These amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entitles should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. This is not applicable to the Company.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability. This ASU is effective for annual and interim periods beginning after December 15, 2013, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s financial position or results of operations.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 3 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following at December 31:

	2013	2012
Trade accounts receivable	$29,705	$2,500
Trade accounts receivable – related party	1,500	5,500
Less allowance for doubtful accounts	-	-
	$31,205	$8,000

During 2013, sales to one customer represented 75% of our total revenues.  During 2012, sales to three customers represented approximately 83% of our revenues.  Bad debt expense for the years ended December 31, 2013 and 2012 was $0 and $0, respectively.

NOTE 4 - INVENTORIES

The composition of inventories is as follows at December 31:

	2013	2012
Finished goods	$536,207	$645,604
Raw materials	634,015	829,362
Allowance for obsolete inventory	(516,255)	(305,000)
	$653,967	$1,169,966

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2013	2012
Machinery and equipment	$41,301	$41,301
Furniture and fixtures	47,284	47,284
Leasehold improvements	32,136	32,136
Total property and equipment	120,721	120,721
Less: accumulated depreciation	(120,721)	(120,721)
Property and equipment, net	$-	$-

Depreciation expense for the year ended December 31, 2013 and 2012 was $0 and $1,009, respectively.

NOTE 6 – INTANGIBLE ASSETS

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

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS– (Continued)

	2013	2012
Gross amount of patents	$136,275	$141,945
Less amount of accumulated amortization	(6,071)	(4,714)
Net value of patents	$130,204	$137,231

Amortization expense for the fiscal years ended December 31, 2013 and 2012 was $1,357 and $1,357, respectively.  During the year ended December 31, 2013, the Company abandoned a patent application that was not permitted by the U.S. Patent Office and wrote off $34,005 of accrued costs.

The estimated amortization expense, based on current intangible balances, for the next fiscal years beginning January 1, 2014 is as follows:

2014	$1,357
2015	$1,357
2016	$1,357
2017	$1,357
2018	$1,357

NOTE 7 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  The agreement allows for a pro-rated refund during the first 5 years under certain circumstances.  The Company recognizes income from this agreement over the first 5 years of the agreement.  The Company fully recognized the exclusivity rights during 2010.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  The Company had sales of $132,574 and $273,011 during the years ended December 31, 2013 and 2012, respectively.  The Company has received and recorded $433,540 and $515,383 in advance deposits from Water Science on machine orders at December 31, 2013 and 2012, respectively.

Notes Payable – See Note 9 for disclosure of related party Notes Payable.

Advances – Periodically throughout the year, the Company advances officers and employees cash for certain reimbursable expenses.  As of December 31, 2013 and 2012, the Company had advances to employees or officers in the amount of $1,500 and $5,500, respectively.

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

Director Options – See Note 10 for disclosure about grants of director stock options.

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

	For the Year Ended December 31,
	2013	2012
Warranty reserve at beginning of period	$145,000	$120,000
Cost accrued for additional warranties	16,864	25,894
Services obligations honored	(1,864)	(894)
Warranty reserve at end of period	$160,000	$145,000

NOTE 9 - NOTES PAYABLE – RELATED PARTY

At various times throughout 2013, funds totaling $303,300 were advanced to the Company by Mr. Ullrich, a related party.  In April 2014, the Company entered into a loan agreement with this related party which formalized those advances into a note payable.  This balance has been included on the balance sheet in related party notes payable as of December 31, 2013.  The loan agreement provides for interest at a rate of 10% annually and will mature on November 30, 2014.  The outstanding balance under the Loan Agreement is convertible into shares of the Company’s common stock at $0.31 per share and no principal or interest payments are due until maturity.  The Loan Agreement provides that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty. In connection with the negotiation of the Loan Agreement, the Company also granted a warrant to purchase up to 303,300 shares of the Company’s common stock at an exercise of $0.31 per share. The warrant expires in April, 2019.

In May 2013, the Company entered into Promissory Notes (“Promissory Notes”) with Peter Ullrich and Theodore Jacoby, related parties.  Mr. Ullrich agreed to lend the Company $80,000 and Mr. Jacoby agreed to lend the Company $50,000.  The Promissory Notes provide for interest at a rate of 10% annually and will mature on November 15, 2013.  No principal or interest payments are due until maturity.  The Promissory Notes provide that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty.  In November 2013, the Company entered into Amended Promissory Note agreements to extend the notes from November 2013 to May 2014.

In January 2013, the Company entered into a loan agreement with a related party.  The principal amount of the Note is $1,325,000.  The funds had been advanced to the Company at various times throughout 2012.  The Loan Agreement provides for interest at a rate of 10% annually and will mature on November 30, 2013.  The outstanding balance under the Loan Agreement is convertible into shares of the Company’s common stock at $0.31 per share and no principal or interest payments are due until maturity.  The Loan Agreement provides that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty. In connection with the negotiation of the Loan Agreement, the Company also granted a warrant to purchase up to 1,325,000 shares of the Company’s common stock at an exercise of $0.31 per share. The warrant expires on January 31, 2018.  Due to the warrants issued in connection with the loan, the Company recognized a debt discount of $26,500 in interest expense.  The Company also recognized approximately $26,500 in interest expense related to the amortization of this debt discount.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - CONVERTIBLE NOTES PAYABLE – RELATED PARTY – (Continued)

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

In August 2009 and October 2010, the Company entered into agreements with Water Science, a related party, to extend the maturity dates of the Note from September 16, 2009 to November 1, 2010 and to December 1, 2011, respectively.

In December 2011, the Company and Water Science agreed to again extend the maturity date of the Note this time to November 30, 2013.

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

In April 2014, the Company entered into agreements with Water Science and Mr. Ullrich to extend the Senior Convertible Note, the $358,527 Note and the $1,325,000 Note until November 30, 2014.

NOTE 10 – COMMON STOCK

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

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – COMMON STOCK – (Continued)

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

In August 2013, the Company modified existing options for two former employees.  The Company recognized approximately $31,000 of expense related to the change.

A summary of the status of common stock options and warrants outstanding at December 31, 2013 and 2012, and changes during the years then ended is presented below.

	For the years ended December 31,
	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,897,754	$0.31	3,688,066	$0.32
Granted	2,105,560	0.31	1,209,688	0.31
Exercised	-	-	-	-
Expired or cancelled	(393,460)	-	-	-
Outstanding at end of period	6,609,854	$0.31	4,897,754	$0.31
Weighted average fair value of options and warrants exercisable	6,513,079	$0.31	4,897,754	$0.31

A summary of the status of the options and warrants outstanding at December 31, 2013 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$.01-.50	6,609,854	4.3 years	$0.31	6,513,079	$0.31

The fair value of each option and warrant granted is estimated on the date granted using the Binomial pricing model, with the following assumptions used for the grants: risk-free interest rate of 1.15%, expected dividend yield of zero, expected lives of five years and expected volatility of 246%.

The stock-based compensation expense recognized in the statement of operations during the years ended December 31, 2013 and 2012, was $97,283 and $120,000 respectively.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.  ASC 740 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At December 31, 2013 and 2012, the total of all deferred tax assets was approximately $17,022,000 and $16,436,000, respectively, and the total of the deferred tax liabilities was approximately $143,000 and $0, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the deferred tax assets, the Company established a valuation allowance of approximately $167,879,000 and $16,436,000 as of December 31, 2013 and 2012, respectively, which has been offset against the deferred tax assets.  The net change in the valuation allowance during the year ended December 31, 2013, was approximately $443,000.
The Company has available at December 31, 2013, unused tax operating loss carryforwards of approximately $42,849,000, which may be applied against future taxable income and expire in various years through 2033.

The components of income tax expense from continuing operations for the years ended December 31, 2013 and 2012 consist of the following:

	Year Ended December 31,
	2013	2012
Current income tax expense:
Federal	$-	$-
State	-	-

Net current tax expense	$-	$-

Deferred tax expense (benefit) arising from:
Net operating income (loss)	$(732,200)	$(757,900)
Excess of tax over financial accounting depreciation	113,000	(43,900)
Stock for services	36,300	44,800
Accrued interest	178,200	150,000
Warranty reserve	5,600	9,300
Amortization of debt discounts	25,200	16,700
Section 263(A)	5,700	1,800
Other – meals & entertainment, change in allowance for Obsolete
inventory, gain on settlement of accrued contingent liability	79,600	(128,200)
Valuation allowance	286,600	707,400
Net deferred tax expense	$-	$-

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES  – (Continued)

The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 2013 and 2012:

	December 31,
	2013	2012
Excess of book accounting depreciation over tax	$(142,800)	$10,200
Obsolete inventory	192,600	113,800
Accrued interest – related party	764,900	586,700
Warranty reserve	59,700	54,100
263(A) capitalization	21,800	27,500
NOL carryforwards	15,982,800	15,643,600
Valuation allowance	(16,879,000)	(16,435,900)
Net deferred tax expense	$-	$-

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company files income tax returns in the U.S. federal jurisdiction, and North Carolina, Georgia, and Utah.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.  The statute of limitations remains open on all years from 2010 going forward.

At December 31, 2013, there are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES   – (Continued)

The Company has incurred significant losses and has had negative cash flows from operations.  As a result, at December 31, 2013, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations.  We currently do not have sufficient funds on hand to fund all of our operational needs for the next 12 months.  We will have sufficient funds to operate our business provided we receive expected orders from our customers or if we are able to secure additional funding.  We do not have any agreements in place for additional funding.  Management will continue to seek to obtain sufficient funding for its operations through either debt or equity financing.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses.

NOTE 13 – GOING CONCERN

At December 31, 2013 the Company had deficit working capital, deficit equity and has sustained recurring losses from operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company estimates that it may need up to $1,500,000 for the upcoming twelve months to execute our business plan.  Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

NOTE 14 – LOSS PER SHARE

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

At December 31, 2013 and 2012, the Company had outstanding warrants and notes payable convertible into shares of common stock, which were not used in the computation of income (loss) per share because their effect would be anti-dilutive either due to the net loss or due to the exercise price of the warrants and options or conversion rate of the convertible notes relative to the current stock price.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 – LOSS PER SHARE– (Continued)

The following data shows the amounts used in computing loss per share:

	For the Year Ended
	December 31,
	2013	2012

Net (loss) (numerator)	$(1,963,000)	$(2,031,881)
Shares (denominator)
Basic	28,575,371	28,575,371
Per share amount
Basic	$(0.07)	$(0.07)

NOTE 15 – SUBSEQUENT EVENTS

At various times throughout 2013, funds totaling $303,300 were advanced to the Company by a related party.  In April 2014, the Company entered into a loan agreement with this related party which formalized those advances into a note payable.  This balance has been included on the balance sheet in related party notes payable as of December 31, 2013.  The loan agreement provides for interest at a rate of 10% annually and will mature on November 30, 2014.  The outstanding balance under the Loan Agreement is convertible into shares of the Company’s common stock at $0.31 per share and no principal or interest payments are due until maturity.  The Loan Agreement provides that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty. In connection with the negotiation of the Loan Agreement, the Company also granted a warrant to purchase up to 303,300 shares of the Company’s common stock at an exercise of $0.31 per share. The warrant expires in April, 2019.

In April 2014, the Company entered into agreements with Water Science and Mr. Ullrich to extend the Senior Convertible Note, the $358,527 Note and the $1,325,000 Note until November 30, 2014.

In January 2014, the Company obtained an unsecured short term advance of $285,000 from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the advance has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

In accordance with ASC 855, management evaluated events subsequent to December 31, 2013 and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.