Form 10-Q
period 2014-03-31
EAU TECHNOLOGIES, INC.
filed 2014-05-15
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of May 12, 2014, the Registrant had 28,575,371 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2014

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 4.	Mine Safety Disclosures	19

ITEM 5.	Other Information	19

ITEM 6.	Exhibits	19

SIGNATURES		20

PART I - FINANCIAL INFORMATION

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2014	2013
CURRENT ASSETS	(Unaudited)
Cash	$226,459	$2,654
Accounts receivable, net	11,828	29,705
Accounts receivable – related party, net	1,500	1,500
Prepaid expense	15,515	60,210
Inventory, net	690,311	653,967

Total current assets	945,613	748,036

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $120,721 and $120,721	-	-

OTHER ASSETS
Intellectual property, net	123,323	123,547

Total other assets	123,323	123,547

Total assets	$1,068,936	$871,583

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31,	December 31,
	2014	2013
CURRENT LIABILITIES	(Unaudited)
Accounts payable	$300,132	$325,623
Accrued expenses	48,744	41,098
Accrued interest	2,177,054	2,043,671
Warranty reserve	160,000	160,000
Advance deposits on machine orders	537,013	554,618
Advance deposits on machine orders – related party	433,540	433,540
Short term notes payable – related party	130,000	130,000
Unsecured short term advances – related party	290,000	5,000
Convertible notes payable – related party, net of discounts of $0 and $0	4,986,827	4,986,827

Total current liabilities	9,063,310	8,680,377

LONG TERM LIABILITIES

Total long term liabilities	-	-

Total liabilities	9,063,310	8,680,377

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 28,575,371 and 28,575,371 issued and outstanding, respectively	2,858	2,858
Additional paid in capital	45,682,213	45,681,729
Accumulated deficit	(53,679,445)	(53,493,381)

Total stockholders’ equity (deficit)	(7,994,374)	(7,808,794)

Total liabilities and stockholders’ equity (deficit)	$1,068,936	$871,583

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2014	2013

NET REVENUES – RELATED PARTY	$-	$88,473

NET REVENUES	490,974	543,380

TOTAL REVENUES	490,974	631,853

COST OF GOODS SOLD	168,719	289,515

GROSS PROFIT	322,255	342,338

OPERATING EXPENSES
Depreciation and amortization	339	339
General and administrative	376,926	491,028

Total operating expenses	377,265	491,367

LOSS FROM OPERATIONS	(55,010)	(149,029)

OTHER INCOME (EXPENSE)
Interest expense	(133,479)	(133,874)
Interest income	25	97
Rental income	2,400	-

Total other income (expense)	(131,054)	(133,777)

LOSS BEFORE PROVISION FOR INCOME TAXES	(186,064)	(282,806)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(186,064)	$(282,806)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	28,575,371	28,575,371

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2013	28,575,371	$2,858	$45,681,729	$(53,493,381)	$(7,808,794)

Vesting of options for services (unaudited)	-	-	484	-	484

Net loss for the three months ended March 31, 2014 (unaudited)	-	-	-	(186,064)	(186,064)

Balance, March 31, 2014 (unaudited)	28,575,371	$2,858	$45,682,213	$(53,679,445)	$(7,994,374)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS

For the Three Months
Ended March 31,

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(186,064)	$(282,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	339	339
Warrants and options vested or issued for services	484	15,968
Discount of note payable	-	16,523
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	17,877	(31,924)
Decrease in prepaid expense	44,695	12,741
(Increase) in inventory	(36,344)	(131,510)
Decrease in deposits	-	144,273
Increase (decrease) in accounts payable	(25,491)	68,737
(Decrease) in warranty reserve	-	-
(Decrease) in advance deposits for machine orders	(17,605)	(486,206)
(Decrease) in advance deposits for machine orders – related party	-	(38,494)
Increase in accrued expenses	7,646	8,456
Increase in accrued interest	133,383	117,089
Net cash (used) in operating activities	(61,080)	(586,814)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for intellectual property	(115)	(5,436)
Net cash (used) in investing activities	(115)	(5,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured short term advances - related party	285,000	-
Net cash provided by financing activities	285,000	-

NET INCREASE (DECREASE) IN CASH	223,805	(592,250)
Cash, beginning of period	2,654	753,348

Cash, end of period	$226,459	$161,098

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	Three Months Ended March 31,
	2014	2013
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$96	$263
Income Taxes	$-	$-

See notes to financial statements.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed financial statements were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In management’s opinion all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows.  The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Certain prior period amounts have been reclassified in the condensed financial statements to conform to current period presentation.

NOTE 2 - INVENTORIES

The composition of inventories is as follows at:

	March 31,	December 31,
	2014	2013
Finished goods	$592,927	$536,207
Raw materials	613,639	634,015
Allowance for obsolete inventory	(516,255)	(516,255)

	$690,311	$653,967

NOTE 3 – WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of three years.  The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs.  If actual results differ from the estimates, the Company would adjust the estimated warranty liability.  Changes in the warranty reserve for the three months ended March 31, 2014, and for the year ended December 31, 2013 are as follows:

	March 31,	December 31,
	2014	2013
Warranty reserve at beginning of period	$160,000	$145,000
Costs accrued for additional warranties	-	16,864
Service obligations honored	-	(1,864)

Warranty reserve at end of period	$160,000	$160,000

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

At various times throughout 2013, funds totaling $303,300 were advanced to the Company by Mr. Ullrich, a related party.  In April 2014, the Company entered into a loan agreement with this related party which formalized those advances into a note payable.  This balance has been included on the balance sheet in related party notes payable as of December 31, 2013.  The loan agreement provides for interest at a rate of 10% annually and will mature on November 30, 2014.  The outstanding balance under the Loan Agreement is convertible into shares of the Company’s common stock at $0.31 per share and no principal or interest payments are due until maturity.  The Loan Agreement provides that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty. In connection with the negotiation of the Loan Agreement, the Company also granted a warrant to purchase up to 303,300 shares of the Company’s common stock at an exercise of $0.31 per share. The warrant expires in April 2019.

In May 2013, the Company entered into Promissory Notes (“Promissory Notes”) with Peter Ullrich and Theodore Jacoby, related parties.  Mr. Ullrich agreed to lend the Company $80,000 and Mr. Jacoby agreed to lend the Company $50,000.  The Promissory Notes provide for interest at a rate of 10% annually and had a maturity date of November 15, 2013.  No principal or interest payments are due until maturity.  The Promissory Notes provide that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty.  In November 2013, the Company entered into Amended Promissory Note agreements to extend the notes from November 2013 to May 2014.

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

NOTE 4 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES (continued)

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  The Company had sales of $0 and $88,473 to Water Science during the three months ended March 31, 2014 and 2013.  The Company has received and recorded $433,540 in advance deposits from Water Science on machine orders at March 31, 2014.

Convertible Notes Payable – See Note 4 for disclosure of related party Convertible Notes Payable.

Advances – Periodically throughout the year, the Company advances employees cash for certain reimbursable expenses.  As of March 31, 2014 and December 31, 2013, the Company had advances to an employee in the amount of $1,500 and $1,500, respectively.

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

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – GOING CONCERN

At March 31, 2014 the Company had deficit working capital, deficit equity and has sustained recurring losses from operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about the Company's ability to continue as a going concern.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our auditors have issued their Independent Registered Public Accountants’ Report on the Company's financial statements for the fiscal year ended December 31, 2013 with an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

Basic and Fully Diluted Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended
	March 31,
	2014	2013

Net Loss (numerator)	$(186,064)	$(282,806)
Shares (denominator)	28,575,371	28,575,371
Per share amount	$(0.01)	$(0.01)

The Company’s outstanding stock options and warrants have been excluded from the basic net loss per share calculation for the three month period ended March 31, 2014 and 2013, because they are anti-dilutive.

Stock Based-Compensation Expense

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement method to account for stock-based compensation. The Company uses the Binomial valuation formula, which is a closed-form model that uses an equation to determine the estimated fair value of stock options.  Stock-based compensation expense recognized for the three month period ended March 31, 2014 and 2013 was $484 and $15,968 respectively, related to employee and director stock options issued and vesting during the period.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table is a summary of the status of the warrants and options granted and outstanding at March 31, 2014:

	Number of Options and Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	6,609,854	$0.31
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding at end of period	6,609,854	$0.31

A summary of the status of the warrants and options outstanding at March 31, 2014 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$.01-.50	6,609,854	4.3 years	$0.31	6,029,204	$0.31

The fair value of each warrant and option granted is estimated on the date granted using the Binomial pricing model.

NOTE 9 – SUBSEQUENT EVENTS

In May 2014, the Company obtained an unsecured short term advance of $75,000 from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the advances has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

At various times throughout 2013, funds totaling $303,300 were advanced to the Company by a Peter Ullrich a member of the Board of Directors of the Company.  In April 2014, the Company entered into a loan agreement with this related party which formalized those advances into a note payable.    The loan agreement provides for interest at a rate of 10% annually and will mature on November 30, 2014.  The outstanding balance under the Loan Agreement is convertible into shares of the Company’s common stock at $0.31 per share and no principal or interest payments are due until maturity.  The Loan Agreement provides that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty. In connection with the negotiation of the Loan Agreement, the Company also granted a warrant to purchase up to 303,300 shares of the Company’s common stock at an exercise of $0.31 per share. The warrant expires in April, 2019.

In April 2014, the Company entered into agreements with Water Science and Mr. Ullrich to extend the Senior Convertible Note, the $358,527 Note and the $1,325,000 Note until November 30, 2014.

In accordance with ASC 855, management evaluated events subsequent to March 31, 2014 and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

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

Financial Position

The Company had $226,459 in cash as of March 31, 2014, compared to $2,654 at December 31, 2013.  The Company has received and recorded approximately $970,500 in advance deposits on orders for our equipment.  We expect the deposits will be reduced as the Company delivers machines on order to our customers during the second and third quarters of 2014.  At March 31, 2014 our stockholders’ deficit was $7,994,374, compared to $7,808,794 at December 31, 2013.

Results of Operations for the Three months ended March 31, 2014 and 2013

Revenues and Net Loss - Net revenues for the three months ended March 31, 2014, decreased by $140,879, to $490,974 compared to revenues of $631,853 for the three months ended March 31, 2013. The majority of the revenues are from the sale of our EW water systems in the Clean-in-Place (“CIP”) market and the agriculture and dairy markets.  We expect to increase revenues from the CIP and dairy markets in 2014.

Our cost of sales decreased from $289,515 for the three months ended March 31, 2013 to $168,719 for the three months ended March 31, 2014. This decrease is attributable to the decreased sales of our EW water systems.

For the three months ended March 31, 2014, the Company had a net loss of $186,064, compared to a net loss of $282,806 for the three months ended March 31, 2013. This decrease of approximately $100,000 of net losses is primarily due to lower operating expenses.

General and Administrative Expense – The Company incurred total general and administrative expenses for the three months ended March 31, 2014 of $376,926, a decrease of $114,102 from the $491,028 incurred in 2013.  General and administrative expenses for 2014 consist primarily of payroll and labor expense of approximately $233,000, rent expense of $22,000, professional fees of $27,000, and insurance expense of $58,000.

Research and Development - Our research and development expenses for the three months ended March 31, 2014 and 2013 were $0 and $0.   We expect to continue to have minimal research and development expenses during 2014.

Interest Expense - Our interest expense remained largely unchanged from the prior year.  Interest expense in 2014 was $133,479 compared to $133,874 in 2013.  The Company continues to rely on notes and advances for operating funds and expects to continue to incur significant interest expenses.

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

The Company had $226,459 in cash as of March 31, 2014, compared to $2,654 at December 31, 2013.  We have had continuing losses of $186,084 for the three months ended March 31, 2014, compared with losses of $282,806 for the three months ended March 31, 2013.  The net loss per share for the first three months of 2014 and 2013 was $0.01 per share.

Net cash used in operating activities in the three month period ended March 31, 2014 was $61,080 compared to $586,814 for the same period in 2013.  The majority of the change in cash used for the current period was related to the decrease in the advance deposits for machine orders in 2014 as compared to 2013.  At March 31, 2014 we had total deposits outstanding of $970,500. We expect to fill most of the orders related to these deposits during the second half of 2014, which will increase the cash used in operating activities for those periods.

At March 31, 2014, the Company’s net inventory was $690,311, representing an increase of approximately $40,000, from the $653,967 on hand at December 31, 2013.

The Company’s only cash flows from investing activities were from expenditures related to intellectual property of $115 and $5,436 during the periods ended March 31, 2014 and 2013, respectively.

Cash flows from financing activities provided the Company $285,000 for the period ended March 31, 2014, which consisted of an unsecured short term advance.  The Company did not receive any proceeds or make any expenditures from financing activities for the three months ended March 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  Note 1 of the notes to consolidated financial statements in Part II, Item 7 of the Company’s Annual Report on Form 10-K, dated December 31, 2013, describes the significant accounting policies and methods used in preparation of our consolidated financial statements.  We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates.  There were no material changes in our judgments or estimates during the first quarter of 2014.

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

Forward-Looking Statements

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved.  Any one of those factors could cause actual results to differ materially from those projected herein.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements include our expectations regarding working capital requirements and future funding, our expectations regarding our internal controls, expectations regarding funding commitments, our expectations regarding reductions in deposits from Water Science, future revenues, future inventory levels, future test results, and plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized.  Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risks associated with successfully developing our business in evolving markets, our need for additional capital, our continuing operating losses, the ability of our management to conduct distribution activities and sell products, possible failure to successfully develop new products, risks associated with litigation, risks associated with international transactions, vulnerability to competitors due to lack of patents on our products, and other risk factors listed in our annual report on Form 10-K for the year ended December 31, 2013 and our other SEC reports. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

None

Item 5.    Other Information

In May 2014, the Company obtained an unsecured short term advance of $75,000 from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the advances has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

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
10.1
2013 Advances Loan Agreement between the Company and Peter F. Ullrich dated as of April 10, 2014. (Incorporated by reference to Ex. 10.25 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2014)

10.2
Warrant between the Company and Peter F. Ullrich dated as of April 10, 2014.  (Incorporated by reference to Ex. 10.26 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2014)

10.3
Second Amendment to Third Amended and Restated Senior Secured Convertible Promissory Note dated as of April 10, 2014 between the Company and Water Science LLC.  (Incorporated by reference to Ex. 10.27 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2014)

10.4
Amended and Restated $358,527 Loan Agreement dated April 10, 2014 between the Company and Peter F. Ullrich.  (Incorporated by reference to Ex. 10.28 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2014)

10.5
Amended and Restated $1,325,000 Loan Agreement between the Company and Peter F. Ullrich dated as of  April 10, 2014  (Incorporated by reference to Ex. 10.29 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2014)

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

EAU TECHNOLOGIES, INC.

Dated: May 15, 2014	By:	/s/ Wade R. Bradley
Wade R. Bradley
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)