Form 10-Q
period 2014-06-30
EAU TECHNOLOGIES, INC.
filed 2014-08-14
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

000-51807
(Commission File No.)
EAU TECHNOLOGIES, INC.
(exact name of registrant as specified in its charter)
Delaware	87-0654478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1890 Cobb International Blvd, Suite A, Kennesaw Georgia (Address of principal executive offices)	30152 (Zip Code)

Issuer’s telephone number: (678) 388-9492

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes x    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of August 12, 2014, the Registrant had 28,575,371 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2014

INDEX

PART I - FINANCIAL INFORMATION

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2014	2013
CURRENT ASSETS	(Unaudited)
Cash	$131,286	$2,654
Accounts receivable, net	7,673	29,705
Accounts receivable – related party, net	2,996	1,500
Prepaid expense	20,707	60,210
Inventory, net	594,712	653,967

Total current assets	757,374	748,036

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $120,721 and $120,721	-	-

OTHER ASSETS
Intellectual property, net	127,336	123,547

Total other assets	127,336	123,547

Total assets	$884,710	$871,583

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30,	December 31,
	2014	2013
CURRENT LIABILITIES	(Unaudited)
Accounts payable	$184,428	$325,623
Accrued expenses	55,390	41,098
Accrued interest	2,314,093	2,043,671
Warranty reserve	160,000	160,000
Advance deposits on machine orders	356,915	554,618
Advance deposits on machine orders – related party	433,540	433,540
Short term notes payable – related party	130,000	130,000
Unsecured short term advances – related party	565,000	5,000
Convertible notes payable – related party, net of discounts of $26,539 and $0, respectively	4,960,288	4,986,827

Total current liabilities	9,159,654	8,680,377

LONG TERM LIABILITIES

Total long term liabilities	-	-

Total liabilities	9,159,654	8,680,377

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 28,575,371 and 28,575,371 issued and outstanding, respectively	2,858	2,858
Additional paid in capital	45,725,159	45,681,729
Accumulated deficit	(54,002,961)	(53,493,381)

Total stockholders’ equity (deficit)	(8,274,944)	(7,808,794)

Total liabilities and stockholders’ equity (deficit)	$884,710	$871,583

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

NET REVENUES – RELATED PARTY	$1,496	$-	$1,496	$88,473

NET REVENUES	304,455	714,787	795,429	1,258,167

TOTAL REVENUES	305,951	714,787	796,925	1,346,640

COST OF GOODS SOLD	109,193	589,667	277,912	879,182

GROSS PROFIT	196,758	125,120	519,013	467,458

OPERATING EXPENSES
Depreciation and amortization	339	339	678	678
Research and development	-	1,000	-	9,838
General and administrative	369,056	445,482	745,982	927,672

Total operating expenses	369,395	446,821	746,660	938,188

LOSS FROM OPERATIONS	(172,637)	(321,701)	(227,647)	(470,730)

OTHER INCOME (EXPENSE)
Interest expense	(153,288)	(142,309)	(286,767)	(276,183)
Interest income	9	49	34	146
Rental Income	2,400	-	4,800	-
Impairment of leased equipment	-	(301,474)	-	(301,474)

Total other income (expense)	(150,879)	(443,734)	(281,933)	(577,511)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(323,516)	(765,435)	(509,580)	(1,048,241)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(323,516)	$(765,435)	$(509,580)	$(1,048,241)

NET LOSS PER SHARE	$(0.01)	$(0.03)	$(0.02)	$(0.04)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	28,575,371	28,567,460	28,575,371	28,567,460

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
Balance, December 31, 2013	28,575,371	$2,858	$45,681,729	$(53,493,381)	$(7,808,794)

Vesting of options for services (unaudited)	-	-	968	-	968

Issuance of warrants in connection with Note Payable (unaudited)	-	-	42,462	-	42,462

Net loss for the six months ended June 30, 2014 (unaudited)	-	-	-	(509,580)	(509,580)

Balance, June 30, 2014 (unaudited)	28,575,371	$2,858	$45,725,159	$(54,002,961)	$(8,274,944)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(509,580)	$(1,048,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	678	678
Warrants and options vested or issued for services	968	31,936
Discount of note payable	15,923	35,697
Impairment of leased equipment	-	301,474
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	22,032	(21,194)
(Increase) decrease in accounts receivable – related party	(1,496)	4,000
Decrease in prepaid expense	39,503	769
Decrease in inventory	59,255	387,463
Decrease in deposits	-	144,273
Increase (decrease) in accounts payable	(141,195)	15,716
(Decrease) in warranty reserve	-	15,000
(Decrease) in advance deposits for machine orders	(197,703)	(679,102)
(Decrease) in advance deposits for machine orders – related party	-	(38,494)
Increase in accrued expenses	14,292	4,496
Increase in accrued interest	270,422	235,677
Net cash (used) in operating activities	(426,901)	(609,852)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for intellectual property	(4,467)	(5,436)
Net cash (used) in investing activities	(4,467)	(5,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured short term advances - related party	560,000	130,000
Net cash provided by financing activities	560,000	130,000

NET INCREASE (DECREASE) IN CASH	128,632	(485,288)
Cash, beginning of period	2,654	753,348

Cash, end of period	$131,286	$268,060

 See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	Six Months Ended June 30,
	2014	2013
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$422	$4,809
Income taxes	$-	$-

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

Certain prior period amounts have been reclassified in the condensed financial statements to conform to current period presentation.

NOTE 2 - INVENTORIES

The composition of inventories is as follows at:

	June 30, 2014	December 31, 2013
Finished goods	$507,105	$536,207
Raw materials	603,862	634,015
Allowance for obsolete inventory	(516,255)	(516,255)

	$594,712	$653,967

NOTE 3 – WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of three years.  The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs.  If actual results differ from the estimates, the Company would adjust the estimated warranty liability.  Changes in the warranty reserve for the six months ended June 30, 2014, and for the year ended December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Warranty reserve at beginning of period	$160,000	$145,000
Costs accrued for additional warranties	-	16,864
Service obligations honored	-	(1,864)

Warranty reserve at end of period	$160,000	$160,000

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

In May 2013, the Company entered into Promissory Notes (“Promissory Notes”) with Peter Ullrich and Theodore Jacoby, related parties.  Mr. Ullrich agreed to lend the Company $80,000 and Mr. Jacoby agreed to lend the Company $50,000.  The Promissory Notes provide for interest at a rate of 10% annually and had a maturity date of November 15, 2013.  No principal or interest payments are due until maturity.  The Promissory Notes provide that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty.  In November 2013, the Company entered into Amended Promissory Note agreements to extend the notes from November 2013 to May 2014.   The Company entered into new agreements to extend the notes maturity date to May 2015.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  The Company had sales of $1,496 and $88,473 to Water Science during the six months ended June 30, 2014 and 2013.  The Company has received and recorded $433,540 in advance deposits from Water Science on machine orders at June 30, 2014.

Convertible Notes Payable – See Note 4 for disclosure of related party Convertible Notes Payable.

Advances – Periodically throughout the year, the Company advances employees cash for certain reimbursable expenses.  As of June 30, 2014 and December 31, 2013, the Company had advances to an employee in the amount of $1,500 and $1,500, respectively.

Unsecured Short Term Advances – In January, May, June and July 2014, the Company obtained unsecured short term advances of $285,000, $75,000, $100,000 and $100,000 from Peter Ullrich, a member of the Board of Directors of the Company.  The final agreement to document the advances has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

NOTE 6 – CAPITAL STOCK

The Company has certain notes payable to related parties that are convertible into shares of the Company’s common stock.  See Note 4.

In April 2014, the Company entered into a Loan Agreement with Peter Ullrich, a member of the Board of Directors of the Company.  In connection with the Loan Agreement, the Company granted a warrant to purchase up to 303,300 shares of the Company’s common stock at an exercise of $0.31 per share. The warrant expires in April 2019.  See Note 4.

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

NOTE 7 – GOING CONCERN

At June 30, 2014 the Company had deficit working capital, deficit equity and has sustained recurring losses from operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about the Company's ability to continue as a going concern.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our auditors have issued their Independent Registered Public Accountants’ Report on the Company's financial statements for the fiscal year ended December 31, 2013 with an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

Basic and Fully Diluted Loss Per Share - Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Income (loss) (numerator)	$(323,516)	$(765,435)	$(509,580)	$(1,048,241)
Shares (denominator)	28,575,371	28,567,460	28,575,371	28,567,460
Per share amount	$(0.01)	$(0.03)	$(0.02)	$(0.04)

The Company’s outstanding stock options and warrants have been excluded from the basic net loss per share calculation for the three month period ended June 30, 2014 and 2013, because they are anti-dilutive.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based-Compensation Expense

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement method to account for stock-based compensation. The Company uses the Binomial valuation formula, which is a closed-form model that uses an equation to determine the estimated fair value of stock options.  Stock-based compensation expense recognized for the three month period ended June 30, 2014 and 2013 was $968 and $31,936 respectively, related to employee and director stock options issued and vesting during the period.

The following table is a summary of the status of the warrants and options granted and outstanding at June 30, 2014:

	Number of Options and Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	6,609,854	$0.31
Granted	303,300	$0.31
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-

Outstanding at end of period	6,913,154	$0.31

A summary of the status of the warrants and options outstanding at June 30, 2014 is presented below:

	Oustanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercie Price
$.01-.50	6,913,154	3.8 years	$0.31	6,719,604	$0.31

The fair value of each warrant and option granted is estimated on the date granted using the Binomial pricing model.

NOTE 9 – SUBSEQUENT EVENTS

In July 2014, the Company obtained an unsecured short term advance of $100,000 from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the advances has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

On July 14, 2014, the Board of Directors (“Board”) of the Company accepted the resignation of Wade R. Bradley as the Company’s President and Chief Executive Officer, to be effective as of July 22, 2014.

In August 2014, the Company entered into agreements with two related parties to extend two promissory notes until May 2015.  All other terms of the note remains unchanged.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9 – SUBSEQUENT EVENTS (continued)

In accordance with ASC 855, management evaluated events subsequent to June 30, 2014 and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

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

In August 2010, following the successful tests, the Company received its first purchase orders from the international beverage company.  EAU installed its environmentally friendly Empowered Water™ CIP Systems at three of the company’s bottling plants and recorded revenue from the sale of these systems during the first quarter 2011.  The Company received an additional order for this same bottling company in 2012 for one of its largest bottling plants.  Because of the success we have achieved in this application, we began testing with another International Bottler of soft drinks and have achieved similar success in duplicating results with that company. EAU is now an approved CIP application with both International Bottling companies and is marketing to both companies’ bottling operations in North America.

Upon the successful installations and as part of the Company’s plans to find a strategic industry partner, the Company entered into a non-exclusive commercial relationship with an international manufacturer of food processing equipment.  In connection with the agreement the company ordered two Empowered Water Generator systems.  We shipped the systems during the fourth quarter of 2011.  The systems were used for customer product testing and on-site customer validation.  Following the successful tests and validations, the company placed multiple orders for our equipment.  During 2013, we shipped six new systems.   During the first six months of 2014, we completed 2 new systems.  We expect sales to this partner to decrease over the next few months.  We have seen interest and successful trials, and will continue to pursue sales through other distributors.

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

In 2009 we began receiving revenues of approximately $27,500 per month from Fieldale.  Per the terms of the agreement, we were to help the plant achieve Category 1 compliance for post-chill microbial performance.  The plant completed a USDA test set October 2009 with the result that it met the Category 1 requirements for that test set.  Fieldale indicated that it was suspending the agreement as of November 23, 2009 and ceased making payments.  In February 2011, the Company filed a complaint in the Superior Court of Cobb County Georgia against Fieldale for breaching the agreement.  (See Part II, Item 1 - Legal Proceedings.)  We no longer receive revenues from this market.

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

Financial Position

The Company had $131,286 in cash as of June 30, 2014, compared to $2,654 at December 31, 2013.  The Company has received and recorded approximately $790,500 in advance deposits on orders for our equipment as of June 30, 2014.  We expect the deposits will be reduced as the Company delivers machines on order to our customers during the second half of 2014.  At June 30, 2014 our stockholders’ deficit was $8,274,944, compared to $7,808,794 at December 31, 2013.

Results of Operations for the Three months ended June 30, 2014 and 2013

Revenues and Net Loss - Net revenues for the three months ended June 30, 2014, decreased by $408,836, to $305,951 compared to revenues of $714,787 for the three months ended June 30, 2013. The majority of the revenues are from the sale of our EW water systems in the Clean-in-Place (“CIP”) market and the agriculture and dairy markets.  We expect revenues to continue to fluctuate as we establish our products in the CIP and dairy markets.

Our cost of sales decreased from $589,667 for the three months ended June 30, 2013 to $109,193 for the three months ended June 30, 2014. This decrease is attributable to the decreased sales of our EW water systems.

For the three months ended June 30, 2014, the Company had a net loss of $323,516, compared to a net loss of $765,435 for the three months ended June 30, 2013. This decrease of approximately $440,000 of net losses is primarily due to a loss sustained in 2013 on impaired leased equipment and lower operating expenses.

General and Administrative Expense – The Company incurred total general and administrative expenses for the three months ended June 30, 2014 of $369,056, a decrease of $77,765 from the $446,821 incurred in 2013.  General and administrative expenses for 2014 consist primarily of payroll and labor expense of approximately $223,000, rent expense of $23,000, professional fees of $22,000, and insurance expense of $81,000.

Research and Development - Our research and development expenses for the three months ended June 30, 2014 and 2013 were $0 and $1,000.   We expect to continue to have minimal research and development expenses during 2014.

Interest Expense - Our interest expense remained largely unchanged from the prior year.  Interest expense in 2014 was $153,288 compared to $142,309 in 2013.  The Company continues to rely on notes and advances for operating funds and expects to continue to incur significant interest expenses.

Results of Operations for the Six months ended June 30, 2014 and 2013

Revenues and Net Loss - Net revenues for the six months ended June 30, 2014, decreased by $549,715, to $796,925 compared to revenues of $1,346,640 for the three months ended June 30, 2013. The majority of the revenues are from the sale of our EW water systems in the Clean-in-Place (“CIP”) market and the agriculture and dairy markets.  We expect revenues to continue to fluctuate as we establish our products in the CIP and dairy markets.

Our cost of sales decreased from $879,182 for the six months ended June 30, 2013 to $277,912 for the three months ended June 30, 2014. This decrease is attributable to the decreased sales of our EW water systems.

For the six months ended June 30, 2014, the Company had a net loss of $509,580, compared to a net loss of $1,048,241 for the six months ended June 30, 2013. This decrease of approximately $532,000 of net losses is primarily due to lower operating expenses and a loss sustained in 2013 on impaired leased equipment.

General and Administrative Expense – The Company incurred total general and administrative expenses for the six months ended June 30, 2014 of $745,982, a decrease of $181,690 from the $927,672 incurred in 2013.  General and administrative expenses for 2014 consist primarily of payroll and labor expense of approximately $447,000, rent expense of $45,000, professional fees of $50,000, and insurance expense of $139,000.

Research and Development - Our research and development expenses for the three months ended June 30, 2014 and 2013 were $0 and $9,838.   We expect to continue to have minimal research and development expenses during 2014.

Interest Expense - Our interest expense remained largely unchanged from the prior year.  Interest expense in 2014 was $286,767 compared to $276,183 in 2013.  The Company continues to rely on notes and advances for operating funds and expects to continue to incur significant interest expenses.

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

The Company had $131,286 in cash as of June 30, 2014, compared to $2,654 at December 31, 2013.  We have had continuing losses of $509,580 for the six months ended June 30, 2014, compared with losses of $1,048,241 for the six months ended June 30, 2013.  The net loss per share for the first six months of 2014 and 2013 was $0.02 and $0.04 per share, respectively.

Net cash used in operating activities in the three month period ended June 30, 2014 was $426,901 compared to $609,852 for the same period in 2013.  The majority of the change in cash used for the current period was related to the decrease in the advance deposits for machine orders in 2014 as compared to 2013.  At June 30, 2014 we had total deposits outstanding of $790,500.

At June 30, 2014, the Company’s net inventory was $594,712, representing a decrease of approximately $60,000, from the $653,967 on hand at December 31, 2013.

The Company’s only cash flows from investing activities were from expenditures related to intellectual property of $4,467 and $5,436 during the periods ended June 30, 2014 and 2013, respectively.

Cash flows from financing activities provided the Company $560,000 for the period ended June 30, 2014, which consisted of unsecured short term advances.  The Company received proceeds of $130,000 from unsecured advances during the six months ended June 30, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  Note 1 of the notes to consolidated financial statements in Part II, Item 7 of the Company’s Annual Report on Form 10-K, dated December 31, 2013, describes the significant accounting policies and methods used in preparation of our consolidated financial statements.  We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates.  There were no material changes in our judgments or estimates during the second quarter of 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is currently assessing the impact ASU 2014-09 will have on its financial position and results of operations.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward, is not available at the reporting date under the applicable tax law or an entity does not intend to use its deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not a reduction to deferred tax assets. This ASU is effective for fiscal years and interim periods beginning after December 15, 2013 with early adoption permitted. During the three months ended March 31, 2014, the Company adopted ASU 2013-11 and the adoption did not have a significant impact on its consolidated financial statements.

Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position and results of operations

Inflation

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

 Forward-Looking Statements

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved.  Any one of those factors could cause actual results to differ materially from those projected herein.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements include our expectations regarding working capital requirements and future funding, our expectations regarding our internal controls, expectations regarding funding commitments, our expectations regarding reductions in deposits from Water Science, future revenues, future inventory levels, future orders, future test results, and plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized.  Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risks associated with successfully developing our business in evolving markets, our need for additional capital, our continuing operating losses, the ability of our management to conduct distribution activities and sell products, possible failure to successfully develop new products, risks associated with litigation, risks associated with international transactions, vulnerability to competitors due to lack of patents on our products, and other risk factors listed in our annual report on Form 10-K for the year ended December 31, 2013 and our other SEC reports. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

In August 2014, the Company entered into agreements with, Peter F. Ullrich and Ted Jacoby, both members of the Board of Directors of the Company, to extend two promissory notes until May 2015.  All other terms of the note remains unchanged.

In July 2014, the Company obtained an unsecured short term advance of $100,000 from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the advances has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

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

10.6	Second Amended and Restated Promissory Note between the Company and Peter F. Ullrich dated as of August 7, 2014.
10.7	Second Amended and Restated Promissory Note between the Company and Theodore C. Jacoby, Jr. dated as of August 7, 2014.
31.1	Certification by Peter F. Ullrich under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brian D. Heinhold under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Peter F. Ullrich pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Brian D. Heinhold pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: August 14, 2014

EAU TECHNOLOGIES, INC.

By:	/s/ Peter F. Ullrich
Peter F. Ullrich
Acting Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)