Form 10-Q
period 2014-09-30
EAU TECHNOLOGIES, INC.
filed 2014-11-13
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of November 12, 2014, the Registrant had 28,575,371 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2014

INDEX

PART I - FINANCIAL INFORMATION

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2014	2013
CURRENT ASSETS	(Unaudited)
Cash	$305,844	$2,654
Accounts receivable, net	19,475	29,705
Accounts receivable – related party, net	1,500	1,500
Prepaid expense	30,478	60,210
Inventory, net	602,203	653,967

Total current assets	959,500	748,036

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $120,721 and $120,721	-	-

OTHER ASSETS
Intellectual property, net	132,049	123,547

Total other assets	132,049	123,547

Total assets	$1,091,549	$871,583

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30,	December 31,
	2014	2013
CURRENT LIABILITIES	(Unaudited)
Accounts payable	$153,014	$325,623
Accrued expenses	114,574	41,098
Accrued interest	2,458,736	2,043,671
Warranty reserve	160,000	160,000
Advance deposits on machine orders	558,228	554,618
Advance deposits on machine orders – related party	447,740	433,540
Short term notes payable – related party	130,000	130,000
Unsecured short term advances – related party	865,000	5,000
Convertible notes payable – related party, net of discounts of $10,615 and $0, respectively	4,976,212	4,986,827

Total current liabilities	9,863,504	8,680,377

LONG TERM LIABILITIES

Total long term liabilities	-	-

Total liabilities	9,863,504	8,680,377

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 28,575,371 and 28,575,371 issued and outstanding, respectively	2,858	2,858
Additional paid in capital	45,725,643	45,681,729
Accumulated deficit	(54,500,456)	(53,493,381)

Total stockholders’ equity (deficit)	(8,771,955)	(7,808,794)

Total liabilities and stockholders’ equity (deficit)	$1,091,549	$871,583

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

NET REVENUES – RELATED PARTY	$2,593	$44,100	$4,089	$132,573

NET REVENUES	51,628	280,054	847,057	1,538,221

TOTAL REVENUES	54,221	324,154	851,146	1,670,794

COST OF GOODS SOLD	7,189	147,470	285,101	1,026,652

GROSS PROFIT	47,032	176,684	566,045	644,142

OPERATING EXPENSES
Depreciation and amortization	339	339	1,017	1,017
Research and development	-	8,600	-	18,438
General and administrative	413,030	429,154	1,159,012	1,356,826

Total operating expenses	413,369	438,093	1,160,029	1,376,281

LOSS FROM OPERATIONS	(366,337)	(261,409)	(593,984)	(732,139)

OTHER INCOME (EXPENSE)
Interest expense	(160,570)	(142,922)	(447,337)	(419,105)
Interest income	12	22	46	168
Rental income	2,400	2,400	7,200	2,400
Impairment of leased equipment	-	-	-	(301,474)
Gain on settlement of debt	27,000	-	27,000	-

Total other income (expense)	(131,158)	(140,500)	(413,091)	(718,011)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(497,495)	(401,909)	(1,007,075)	(1,450,150)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(497,495)	$(401,909)	$(1,007,075)	$(1,450,150)

NET LOSS PER SHARE	$(0.02)	$(0.01)	$(0.04)	$(0.05)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	28,575,371	28,567,460	28,575,371	28,567,460

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2013	28,575,371	$2,858	$45,681,729	$(53,493,381)	$(7,808,794)

Vesting of options for services (unaudited)	-	-	1,452	-	1,452

Issuance of warrants in connection with Note Payable (unaudited)	-	-	42,462	-	42,462

Net loss for the nine months ended September 30, 2014 (unaudited)	-	-	-	(1,007,075)	(1,007,075)

Balance, September 30, 2014 (unaudited)	28,575,371	$2,858	$45,725,643	$(54,500,456)	$(8,771,955)

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,007,075)	$(1,450,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,017	1,017
Warrants and options vested or issued for services	1,452	79,380
Discount of note payable	31,847	54,869
Impairment of leased equipment	-	301,474
Gain on settlement of debt	(27,000)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	10,230	(51,303)
Decrease in accounts receivable – related party	-	4,000
(Increase) decrease in prepaid expense	29,732	(6,875)
Decrease in inventory	51,764	502,495
Decrease in deposits	-	144,273
Increase (decrease) in accounts payable	(145,609)	13,686
Increase in warranty reserve	-	15,000
Increase (decrease) in advance deposits for machine orders	3,610	(898,777)
Increase (decrease) in advance deposits for machine orders – related party	14,200	(81,843)
Increase in accrued expenses	73,476	11,227
Increase in accrued interest	415,065	356,931
Net cash (used) in operating activities	(547,291)	(1,004,596)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for intellectual property	(9,519)	(11,979)
Disposal of intellectual property	-	33,589
Net cash (used) in investing activities	(9,519)	21,610

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured short term advances - related party	860,000	230,000
Net cash provided by financing activities	860,000	230,000

NET INCREASE (DECREASE) IN CASH	303,190	(752,986)
Cash, beginning of period	2,654	753,348

Cash, end of period	$305,844	$362

 See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	Nine Months Ended September 30,
	2014	2013
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$425	$7,305
Income Taxes	$-	$-

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

Certain prior period amounts have been reclassified in the condensed financial statements to conform to current period presentation.

NOTE 2 - INVENTORIES

The composition of inventories is as follows at:

	September 30, 2014	December 31, 2013
Finished goods	$510,131	$536,207
Raw materials	608,327	634,015
Allowance for obsolete inventory	(516,255)	(516,255)

	$602,203	$653,967

NOTE 3 – WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of three years.  The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs.  If actual results differ from the estimates, the Company would adjust the estimated warranty liability.  Changes in the warranty reserve for the nine months ended September 30, 2014, and for the year ended December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Warranty reserve at beginning of period	$160,000	$145,000
Costs accrued for additional warranties	478	16,864
Service obligations honored	(478)	(1,864)

Warranty reserve at end of period	$160,000	$160,000

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  The Company had sales of $4,089 and $132,573 to Water Science during the nine months ended September 30, 2014 and 2013.  The Company has received and recorded $447,740 in advance deposits from Water Science on machine orders and equipment at September 30, 2014.

Convertible Notes Payable – See Note 4 for disclosure of related party Convertible Notes Payable.

Advances – Periodically throughout the year, the Company advances employees cash for certain reimbursable expenses.  As of September 30, 2014 and December 31, 2013, the Company had advances to an employee in the amount of $1,500 and $1,500, respectively.

Unsecured Short Term Advances – In January, May, June, July, September and October 2014, the Company obtained unsecured short term advances of $285,000, $75,000, $200,000, $100,000, $200,000 and $100,000, respectively, from Peter Ullrich, a member of the Board of Directors of the Company.  The final agreement to document the advances has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

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

NOTE 7 – GOING CONCERN

At September 30, 2014 the Company had deficit working capital, deficit equity and has sustained recurring losses from operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about the Company's ability to continue as a going concern.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our auditors have issued their Independent Registered Public Accountants’ Report on the Company's financial statements for the fiscal year ended December 31, 2013 with an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Income (loss) (numerator)	$(497,495)	$(401,909)	$(1,007,075)	$(1,450,150)
Shares (denominator)	28,575,371	28,567,460	28,575,371	28,567,460
Per share amount	$(0.02)	$(0.01)	$(0.04)	$(0.05)

The Company’s outstanding stock options and warrants have been excluded from the basic net loss per share calculation for the three month period ended September 30, 2014 and 2013, because they are anti-dilutive.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based-Compensation Expense

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement method to account for stock-based compensation. The Company uses the Binomial valuation formula, which is a closed-form model that uses an equation to determine the estimated fair value of stock options.  Stock-based compensation expense recognized for the three month period ended September 30, 2014 and 2013 was $1,452 and $79,380 respectively, related to employee and director stock options issued and vesting during the period.

The following table is a summary of the status of the warrants and options granted and outstanding at September 30, 2014:

	Number of Options and Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	6,609,854	$0.31
Granted	303,300	$0.31
Exercised	-	$-
Forfeited	-	$-
Expired	500,000	$0.31

Outstanding at end of period	6,913,154	$0.31

A summary of the status of the warrants and options outstanding at September 30, 2014 is presented below:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$.01-.50	6,413,154	3.7 years	$0.31	6,219,604	$0.31

The fair value of each warrant and option granted is estimated on the date granted using the Binomial pricing model.

NOTE 9 – SUBSEQUENT EVENTS

In October 2014, the Company obtained an unsecured short term advance of $100,000 from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the advances has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

In accordance with ASC 855, management evaluated events subsequent to September 30, 2014 and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

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

Food and Beverage Processing. In 2008 we installed our equipment to test a clean-in-place (CIP) application with an international beverage bottling company for use with cold beverages.  There were three stages of this trial that were conducted simultaneously: 1) Syrup tanks; 2) Bag in box line and; 3) Bottling line. The purpose of the trial was to identify whether EAU’s non-toxic ambient temperature Empowered Waters could replace current 3 to 5 step CIP processes. In order to become an approved technology for this bottling company, EAU had to show cleaning performance, good antimicrobial efficacy, no negative smell or taste impacts, and improved CIP efficiency.

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

Upon the successful installations and as part of the Company’s plans to find a strategic industry partner, the Company entered into a non-exclusive commercial relationship with an international manufacturer of food processing equipment.  In connection with the agreement the company ordered two Empowered Water Generator systems.  We shipped the systems during the fourth quarter of 2011.  The systems were used for customer product testing and on-site customer validation.  Following the successful tests and validations, the company placed multiple orders for our equipment.  During 2013, we shipped six new systems.   During the first nine months of 2014, we completed 2 new systems.  We expect sales to this partner to decrease over the next few months.  We have seen interest and successful trials, and will continue to pursue sales through other distributors.

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

Although we had one customer in 2009, we no longer receive revenues from this market.

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

Financial Position

The Company had $305,844 in cash as of September 30, 2014, compared to $2,654 at December 31, 2013.  The Company has received and recorded approximately $1,005,968 in advance deposits on orders for our equipment as of September 30, 2014.  We expect the deposits will be reduced as the Company delivers machines on order to our customers during the second half of 2014.  At September 30, 2014 our stockholders’ deficit was $8,771,955, compared to $7,808,794 at December 31, 2013.

Results of Operations for the Three months ended September 30, 2014 and 2013

Revenues and Net Loss - Net revenues for the three months ended September 30, 2014, decreased by $269,933, to $54,221 compared to revenues of $324,154 for the three months ended September 30, 2013. The majority of the revenues are from the sale of our EW water systems in the Clean-in-Place (“CIP”) market and the agriculture and dairy markets.  We expect revenues to continue to fluctuate as we establish our products in the CIP and dairy markets.

Our cost of sales decreased from $147,470 for the three months ended September 30, 2013 to $7,189 for the three months ended September 30, 2014. This decrease is attributable to the decreased sales of our EW water systems.

For the three months ended September 30, 2014, the Company had a net loss of $497,495, compared to a net loss of $401,909 for the three months ended September 30, 2013. This increase of approximately $95,500 of net losses is primarily due to lower revenues from the sale of our equipment..

General and Administrative Expense – The Company incurred total general and administrative expenses for the three months ended September 30, 2014 of $413,030, a decrease of $16,124 from the $429,154 incurred in 2013.  General and administrative expenses for 2014 consist primarily of payroll and labor expense of approximately $270,000, of which we accrued approximately $70,000 in severance costs related to the departure of our CEO, rent expense of $23,000, professional fees of $21,000, and insurance expense of $71,000.

Research and Development - Our research and development expenses for the three months ended September 30, 2014 and 2013 were $0 and $8,600.   We expect to continue to have minimal research and development expenses during 2014.

Interest Expense - Our interest expense remained largely unchanged from the prior year.  Interest expense in 2014 was $160,570 compared to $142,922 in 2013.  The Company continues to rely on notes and advances for operating funds and expects to continue to incur significant interest expenses.

Results of Operations for the Nine months ended September 30, 2014 and 2013

Revenues and Net Loss - Net revenues for the nine months ended September 30, 2014, decreased by $819,648, to $851,146 compared to revenues of $1,670,794 for the nine months ended September 30, 2013. The majority of the revenues are from the sale of our EW water systems in the Clean-in-Place (“CIP”) market and the agriculture and dairy markets.  We expect revenues to continue to fluctuate as we establish our products in the CIP and dairy markets.

Our cost of sales decreased from $1,026,652 for the nine months ended September 30, 2013 to $285,101 for the nine months ended September 30, 2014. This decrease is attributable to the decreased sales of our EW water systems.

For the nine months ended September 30, 2014, the Company had a net loss of $1,007,075, compared to a net loss of $1,450,150 for the nine months ended September 30, 2013. This decrease of approximately $443,000 of net losses is primarily due to lower operating expenses and a loss sustained in 2013 on impaired leased equipment.

General and Administrative Expense – The Company incurred total general and administrative expenses for the nine months ended September 30, 2014 of $1,159,012, a decrease of $197,814 from the $1,356,826 incurred in 2013.  General and administrative expenses for 2014 consist primarily of payroll and labor expense of approximately $718,000, rent expense of $68,000, professional fees of $71,000, and insurance expense of $197,000.

Research and Development - Our research and development expenses for the nine months ended September 30, 2014 and 2013 were $0 and $18,438.   We expect to continue to have minimal research and development expenses during 2014.

Interest Expense - Our interest expense remained largely unchanged from the prior year.  Interest expense in 2014 was $447,337 compared to $419,105 in 2013.  The Company continues to rely on notes and advances for operating funds and expects to continue to incur significant interest expenses.

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

The Company had $305,844 in cash as of September 30, 2014, compared to $2,654 at December 31, 2013.  We have had continuing losses of $1,007,075 for the nine months ended September 30, 2014, compared with losses of $1,450,150 for the nine months ended September 30, 2013.  The net loss per share for the first nine months of 2014 and 2013 was $0.04 and $0.05 per share, respectively.

Net cash used in operating activities in the three month period ended September 30, 2014 was $547,291 compared to $1,004,596 for the same period in 2013.  The majority of the change in cash used for the current period was related to the decrease in the advance deposits for machine orders in 2014 as compared to 2013.  At September 30, 2014 we had total deposits outstanding of $1,005,968.

At September 30, 2014, the Company’s net inventory was $602,203, representing a decrease of approximately $52,000, from the $653,967 on hand at December 31, 2013.

The Company’s only cash flows from investing activities were from expenditures related to intellectual property of $9,519 and $21,610 during the periods ended September 30, 2014 and 2013, respectively.

Cash flows from financing activities provided the Company $860,000 for the period ended September 30, 2014, which consisted of unsecured short term advances.  The Company received proceeds of $230,000 from unsecured advances during the nine months ended September 30, 2013.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On February 11, 2011, the Company filed a Verified Complaint for Damages (“Complaint”) in the Superior Court of Cobb County State of Georgia against Fieldale Farms Corporation (“Fieldale”).  Pursuant to the agreement the Company leased and installed certain equipment to Fieldale.  In exchange, Fieldale agreed to pay the Company a monthly rental fee for a guaranteed term of four (4) years.  Although the Company and the Company’s technology performed in accordance with the agreement, Fieldale Farms cancelled the agreement in the fourth quarter of 2009.  In March 2011, the Company received an Answer and Counterclaim, wherein Fieldale alleged that the Company caused damage to other equipment and property of Fieldale and sought to recover its actual damages estimated at $400,000.  In October 2011, the case was moved from Cobb County to Habersham County.  The Company filed for summary judgment.  In October 2012, the Judge ruled against the Company’s claims due to a damages provision in the contract.  The judge further accepted the Company’s arguments to dismiss each of the counter claims made by Fieldale.  In December 2013 the Company’s appeal was denied by the Court of Appeals.  In October 2014, the Supreme Court of Georgia denied the Company’s writ of certiorari, which means that the Superior Court’s ruling is final.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

In July, September and October 2014, the Company obtained unsecured short term advances of $100,000, $200,000 and $100,000, respectively, from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the advances has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

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
10.1
2013 Advances Loan Agreement between the Company and Peter F. Ullrich dated as of April 10, 2014. (Incorporated by reference to Ex. 10.25 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2014)

10.2
Warrant between the Company and Peter F. Ullrich dated as of April 10, 2014.  (Incorporated by reference to Ex. 10.26 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2014)

10.3
Second Amendment to Third Amended and Restated Senior Secured Convertible Promissory Note dated as of April 10, 2014 between the Company and Water Science LLC.  (Incorporated by reference to Ex. 10.27 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2014)

10.4
Amended and Restated $358,527 Loan Agreement dated April 10, 2014 between the Company and Peter F. Ullrich.  (Incorporated by reference to Ex. 10.28 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2014)

10.5
Amended and Restated $1,325,000 Loan Agreement between the Company and Peter F. Ullrich dated as of  April 10, 2014  (Incorporated by reference to Ex. 10.29 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2014)

10.6
Second Amended and Restated Promissory Note between the Company and Peter F. Ullrich dated as of August 7, 2014.  (Incorporated by reference to Ex. 10.6 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014)

10.7
Second Amended and Restated Promissory Note between the Company and Theodore C. Jacoby, Jr. dated as of August 7, 2014. (Incorporated by reference to Ex. 10.7 to the Company’s Form 10-K filed with the Securities and Exchange Commission on August 14, 2014)

10.8
Separation Agreement and Mutual Release of All Claims between the Company and Wade Bradley dated as of July 14, 2014.  (Incorporated by reference to Ex. 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 18, 2014)

31.1	Certification by Douglas W. Kindred under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brian D. Heinhold under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Douglas W. Kindred pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Brian D. Heinhold pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

EAU TECHNOLOGIES, INC.

Dated: November 13, 2014	By:	/s/ Douglas W. Kindred
Douglas W. Kindred
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)