Form 10-K
period 2014-12-31
EAU TECHNOLOGIES, INC.
filed 2015-04-08
CIK 1170816

THE UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 000-51807

EAU TECHNOLOGIES, INC.
(Name of Registrant in Our Charter)

Delaware	2842	87-0654478
(State of Incorporation)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

1890 Cobb International Blvd, Suite A Kennesaw, Georgia 30152 (678) 388-9492	Douglas W. Kindred 1890 Cobb International Blvd, Suite A Kennesaw, Georgia 30152 (678)-388-9492
(Address and telephone number of Principal Place of Business)	(Name, address and telephone number of agent for service)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

At March 30, 2015, 28,575,371 shares of the Registrant’s common stock, $0.0001 par value per share, were outstanding.  The aggregate market value of shares of common stock held by nonaffiliates as of June 30, 2014, was $734,883.

Documents Incorporated By Reference: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A “SAFE HARBOR” FOR FORWARD LOOKING STATEMENTS.  This Form 10-K contains statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words.  Forward-looking statements include statements about our liquidity, our ability to fund operations, reserves, patent protection, outsourcing, life spans of generators, losses, demand for our products, expected returns, expected benefits of out-sourcing, long-lived assets and internal controls.  Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements.  There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

●	The Company defaulted under its loan agreements with our major stockholder, and its principal and our director, due to its inability to repay as of the maturity date. The Company subsequently negotiated an extension of the obligations until November 30, 2015. The Company does not currently have sufficient cash to repay the indebtedness. Although this default has been resolved by obtaining an extension, there is no assurance that we will be able to repay the indebtedness at the new maturity date or obtain future extensions.

●	Our ability to raise investment capital necessary to continue to fund our operations and product development activities.

●	Our ability to adequately manage and fund the development of our business.

●	The introduction of new laws, regulations or policies that could affect our products or our business practices. These laws, regulations or policies could impact our industry as a whole, or could impact only those portions in which we are currently active.

●	Our ability to continue to develop our products and to develop products and services that will be accepted by our customers.

●	Changes in economic conditions, including changes in interest rates, financial market performance and our industry. These types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in a unique manner.

●	Changes in relationships with customers and/or suppliers: an adverse change in our relationships with customers and/or suppliers would have a negative impact on our earnings and financial position.

●	Our ability to protect our intellectual property and trade secrets in order to maintain an advantage over our competitors.

●	Our failure to achieve and maintain effective internal control over financial reporting.

●	Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

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

Upon the successful installations and as part of the Company’s plans to find a strategic industry partner, the Company entered into a non-exclusive commercial relationship with an international manufacturer of food processing equipment.  In connection with the agreement the company ordered two Empowered Water Generator systems.  We shipped the systems during the fourth quarter of 2011.  The systems were used for customer product testing and on-site customer validation.  Following the successful tests and validations, the company placed multiple orders for our equipment.  During 2013, we shipped six new systems.   During 2014, we completed 2 new systems.  We expect sales to this partner to decrease over the next few months.  We have seen interest and successful trials, and will continue to pursue sales through other distributors.

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

While the majority of our efforts and our sales in agriculture market have been in connection with Water Science, we are investigating the potential to enter other agricultural markets such as green house and grow out of fruits and vegetable plants and fruit and vegetable packing facilities.  In 2014 we sold multiple systems to fruit growers. We plan to further develop this market with distributors of our systems into other fruit growers.

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

The versatility of our EW equipment is unique in the marketplace.  Beyond our initial focus in our four Primary Markets, our EW Fluids have potential uses in many other areas.  The Company produces its electrolyzed fluids through an advanced continuous-flow electrolysis process using the basic raw materials of water, electricity, and sodium chloride (salt).  EAU’s generators produce the following EW Fluids:

●
Primacide A is a disinfecting and sanitizing fluid that kills bacteria; yeast; molds; viruses, including e-coli, salmonella, staphylococcus, streptococcus, lysteria, campylobacter, vibrio vulnificus; and hundreds of other organisms. It is highly oxidative and acidic due to its pH of approximately 2.4 and positive 1150 millivolt (one thousandth of a volt) ORP (oxidative reduction potential) and hypochlorous acid concentration of 10 to 200 ppm. Primacide A can be applied to a wide variety of surfaces. Hands sprayed with Primacide A and then wiped with a micro fiber cloth were found to have less residual bacteria and other microbes than hands cleaned using 62% alcohol. Tests performed by the University of Georgia Food Science Department indicated that Primacide A can be used to sanitize and wash meat carcasses, strawberries, lettuce, cabbage, carrots and other vegetables. Surfaces such as floors in hospital operating rooms, bench tops, treatment tables, cutting boards and other surfaces can be effectively sanitized by cleaning with Primacide A. Further tests performed at the University of Georgia Poultry Science Department have established successful and dramatic log reductions of organisms in chicken chillers and also in in-line spraying. EAU has completed successful commercial installations as well as trials in the field to further validate the use of Primacide A as a disinfectant.

●
Primacide B is an alkaline based cleaner. Primacide B is created in the electrolysis process with a sodium hydroxide ion attached to the oxygen and hydrogen molecules. It emulsifies oils, fats and other lipids, but has no surfactant base and therefore leaves no residue when used to clean surfaces. It has a pH around 11.0 to 11.5, and is therefore very alkaline. Its alkaline nature and its negative (960) millivolt ORP result in a product that is effective in emulsifying oil and grease. Primacide B is primarily a cleaner with some bacteria killing properties, but is significantly slower and less effective as an anti-bacterial agent than Primacide A. We have submitted provisional patent applications to the United States Patent and Trademark Office to approve Primacide B for many uses. We have received a patent for using Primacide B in carpet cleaning.

●
Primacide C is a product that was developed by the University of Georgia by Dr. Yen Con Hung and the Company to stabilize acid water (Primacide A). This product is useful in applications ranging from spraying on produce in grocery stores to consumer products requiring a longer shelf life. Early in 2009 EAU received an issued patent for the use of Empowered Water™ (both Primacide A and C) in mold remediation.

Other Markets, Products and Industries

Some of the other markets and industries that could be attractive channels for our EW Technology products and services, include environmental remediation, the medical industry, seafood processing, and grocery store produce and meat departments. We intend to focus more efforts on these markets and other new markets after we attain our business plan in our current market channels.

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

Our research and development expenditures totaled approximately $0 for the year ended December 31, 2014, and $18,438 in 2013.

Employees

As of December 31, 2014 we had 5 full-time employees and 2 contractors.  As our business grows, we anticipate that we will need to employ additional project managers, field technicians, salaried clerical staff and sales personnel.  We believe that our relationships with our employees are good.

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

In November 2013, the Company defaulted under its loan agreements (“Loan Agreements”) with our major stockholder, Water Science, and its principal and our director, Peter Ullrich (collectively, “Lenders”), due to our inability to repay as of the maturity date. In April 2014, we entered into an amendment to the Loan Agreements to extend the maturity date until November 30, 2014. The Loan Agreements were amended again in March 2015 to extend the maturity until November 30, 2015.

As of March 31, 2015, we had approximately $6,300,000 in short-term debt due under the Loan Agreements. We do not currently have sufficient cash to repay this indebtedness. The terms of the Loan Agreements are described in Footnote 9 to the audited financial statements included in this Form 10-K. The report of our independent registered public accounting firm includes an explanatory paragraph concerning conditions that raise substantial doubt about our ability to continue as a going concern, and there is no guarantee that we will be able to continue to operate our business.

Although this default was resolved by obtaining an extension, there is no assurance that we will be able to repay the indebtedness at the new maturity date or obtain future extensions. The Loan Agreements are secured by substantially all of our present and future assets on a first lien basis. Our ability to continue as a going concern is dependent on our ability to successfully execute a refinancing of the amounts due under the Loan Agreements. The inability to refinance or restructure our debt would have a material adverse effect on the solvency of the Company and our ability to continue as a going concern. If we defaulted again and the Lenders exercised their rights and remedies in the Loan Agreements, then the proceeds of the assets constituting their collateral could be insufficient to repay the indebtedness owed to them in full, and therefore holders of our common stock could lose their entire investment. Under these circumstances we may be unable to continue operating as a going concern. In addition, the presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all of which could have a material adverse impact on our business, results of operations and financial condition.

For additional discussion of our Loan Agreements, see “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

We cannot guarantee that we will continue as a going concern because we have not yet been successful in establishing profitable operations.

We have received a report from our independent auditors on our financial statements for fiscal years ended December 31, 2014 and 2013 which contains a modification indicating substantial doubt about the Company’s ability to continue as a going concern. In addition, the footnotes to our financial statements list factors, including recurring losses since incorporation, which raise substantial doubt about our ability to continue as a going concern.

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

We believe that period-to-period comparisons of our operating results are not a good indication of our future performance because of variables which include:

–	Growth rate of the market for environmentally friendly sanitizing products;

–	Our ability to attract and retain customers;

–	Our ability to upgrade, develop and maintain our systems and infrastructure;

–	Amount and timing of operating costs and capital expenditures relating to business expansion and infrastructure;

–	Delays in developing and introducing new products;

–	Announcement, introduction and market acceptance of new or enhanced sanitizing products by competitors;

–	Governmental regulation of our products by agencies such as the FDA, USDA, EPA, or others.

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

Our success depends in part upon our ability to protect our intellectual property. We rely on a combination of trade secret, trademark, and contractual protection to establish and protect our proprietary rights.  We have been assigned rights to applications submitted to the U.S. Patent and Trademark Office for a utility patent relating to the use of our electrolyzed acidic fluid to sanitize eggs, and a second patent relating to the use of our electrolyzed alkaline fluid to clean and sanitize carpets and hard surfaces.  We are also applying for patent protection from the United States government, but do not own patents on all of our products. We may enter into confidentiality agreements with employees and consultants involved in product development or distribution. Despite efforts to protect proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Precautions may not prevent someone from misappropriating or infringing our intellectual property, or an independent third-party from developing competitive products.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report from management on our internal control over financial reporting in our annual report on Form 10-K. That report must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified.

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

	EAU Technologies, Inc. Common Stock
	High	Low
Year Ended December 31, 2014
Quarter Ended March 31, 2014	$0.34	$0.04
Quarter Ended June 30, 2014	0.18	0.12
Quarter Ended September 30, 2014	0.12	0.05
Quarter Ended December 31, 2014	0.07	0.02

	High	Low
Year Ended December 31, 2013
Quarter Ended March 31, 2013	$0.10	$0.02
Quarter Ended June 30, 2013	0.12	0.08
Quarter Ended September 30, 2013	0.15	0.03
Quarter Ended December 31, 2013	0.06	0.03

As the foregoing are over-the-counter market quotations, they reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

As of December 31, 2014, the Company had approximately 380 record holders of common stock.

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

Financial Position

The Company had $259,805 in cash as of December 31, 2014, compared to $2,654 at December 31, 2013.  Our working capital deficit as of December 31, 2014 was $9,767,311 compared to a deficit of $7,932,341 at December 31, 2013.  Our current debt and short term advances increased to $6,281,827 at December 31, 2014 from $5,121,827 at December 31, 2013.  The Company has received and recorded approximately $543,000 in advance deposits on orders for our equipment.  We expect the deposits will be reduced as the Company delivers machines on order to our customers during the first and second quarter of 2015.  At December 31, 2014 our stockholders’ deficit was $9,629,210, compared to $7,808,794 at December 31, 2013.

Results Of Operations For The Year Ended December 31, 2014 As Compared To The Year Ended December 31, 2013

Revenues and Net Loss - Net revenues for the year ended December 31, 2014, decreased by $992,785, to $991,264, of which $38,234 are revenues from a related party, compared to revenues of $1,984,049 for the year ended December 31, 2013. The majority of the revenues are from the sale of our EW water systems in the Clean-in-Place (“CIP”) market and the agriculture market.

Our cost of sales decreased from $1,391,741 for the year ended December 31, 2013 to $879,949 for the year ended December 31, 2014. This decrease is attributable to the decreased sales of our EW water systems.

For the year ended December 31, 2014, the Company had a net loss of approximately $1,865,000, compared to a net loss of $1,963,000 for the year ended December 31, 2013. This decrease of approximately $98,000 of net losses is primarily due to the decrease in general and administrative expenses due to reduced revenues.

General and Administrative Expense – The Company incurred total general and administrative expenses of $1,400,534, a decrease of $277,082 from the $1,677,616 incurred in 2013.  General and administrative expenses for 2014 consist primarily of payroll and labor expense of $852,513, professional fees of $89,873, insurance expense of $267,445, utilities expense of $29,820 and travel related expenses of $19,793.

Research and Development - Our research and development expenses for the year ended December 31, 2014, were $0, an decrease of $18,438, as compared to $18,438 for the year ended December 31, 2013.

Interest Expense - Our interest expense increased from $561,395 in 2013 to $610,915 in 2014.

Liquidity And Capital Resources

We do not receive sufficient revenues to fund all of our operational needs.  The majority of our additional funding has come from a single shareholder.  We currently do not have sufficient funds on hand to fund all of our operational needs for the next 12 months.  We will have sufficient funds to operate our business only if we receive expected orders from our customers and we are able to secure additional funding.  We do not have any agreements in place for additional funding.  We may not have enough funding for operations to fund our business until it is developed enough to bring the business plan to maturity.  Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues.  We project $1,200,000 is required over the next twelve months to execute our business plan.  Moreover, if we able to expand our sale of EW machines as anticipated, we may need significant additional working capital to fund that expansion.  We do not have arrangements in place to provide us with this funding or any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.

At December 31, 2014, we had cash of $259,805 compared to $2,654 at December 31, 2013.  We had a net loss of $1,864,814 for the year ended December 31, 2014 compared with net loss of $1,963,000 for the year ended December 31, 2013.  The net loss per share for the year ended 2014 and 2013 was $0.07.

Net cash used in operating activities for the year ended December 31, 2014 was $881,939, a 22% decrease, compared to $1,201,322 for the same period in 2013.  The primary changes to the cash flow from operating activities was an decrease in the accounts payable of $128,382, a decrease in inventory of $581,677, and an increase in accrued interest of $567,819.

At December 31, 2014, the Company’s net inventory was $72,290, representing a decrease of $581,677 from the $653,967 on hand at December 31, 2013.  A significant portion of the change is due to the write off of obsolete inventory.

Net cash used in investing activities during the period ended December 31, 2014 was $15,910 as compared to $12,328 in the same period in 2013.  These cash flows consisted of expenditures for patent work.

Cash flows from financing activities provided the Company $1,160,000 and $438,300 for the years ended December 31, 2014 and 2013, respectively.  This is primarily a result of the Company’s continued issuance of notes payable to fund operations.

In November 2014, the Company defaulted under its loan agreements (“Loan Agreements”) with our major stockholder, Water Science, and its principal and our director, Peter Ullrich (collectively, “Lenders”), due to our inability to repay as of the maturity date. The terms of the Loan Agreements are described in Footnote 9 to the audited financial statements included in this Form 10-K. In March 2015, we entered into an amendment to the Loan Agreements (“Amendment”) to extend the maturity date until November 30, 2015.

As of April 10, 2015, we had approximately $6,381,000 in short-term debt due under the Loan Agreements. We do not currently have sufficient cash to repay this indebtedness. The report of our independent registered public accounting firm includes an explanatory paragraph concerning conditions that raise substantial doubt about our ability to continue as a going concern, and there is no guarantee that we will be able to continue to operate our business.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control – Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective to provide reasonable assurance based on those criteria.

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

ITEM 9B.  OTHER INFORMATION

In March 2015, the Company entered into a loan agreement (“2014 Loan Agreement”) with a related party.  The principal amount of the note is $1,160,000.  The funds had been advanced to the Company at various times throughout 2014.  The 2014 Loan Agreement provides for interest at a rate of 10% annually and will mature on November 30, 2015.  The outstanding balance under the 2014 Loan Agreement is convertible into shares of the Company’s common stock at $0.31 per share and no principal or interest payments are due until maturity.  The 2014 Loan Agreement provides that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty. In connection with the negotiation of the 2014 Loan Agreement, the Company also granted a warrant to purchase up to 1,160,000 shares of the Company’s common stock at an exercise of $0.31 per share. The warrant expires in April, 2020.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND COPORATE GOVERNANCE

Directors and Executive Officers

           The following table sets forth the names, age, and position of each of our directors and executive officers.

Name and Address	Age	Position and Office Held

Doug Kindred	60	Chief Executive Officer
1890 Cobb International Blvd.
Kennesaw, GA 30152

Brian D. Heinhold	42	Chief Financial Officer
1890 Cobb International Blvd.
Kennesaw, GA 30152

Peter Ullrich	72	Director
1890 Cobb International Blvd.
Kennesaw, GA 30152

Theodore C. Jacoby, Jr.	74	Director
1716 Hidden Creek Ct.
St. Louis, MO 63131

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

Doug Kindred is currently the Company’s Chief Executive Officer and has over 27 years of management and engineering experience in numerous industries. He was a co-owner and Vice President of ESI, Inc., a turnkey, design/build engineering construction firm for over 18 years. He served as President of an air pollution control equipment manufacturer prior to joining EAU. He has extensive experience throughout his career with the production of premium quality water including numerous boiler feed water systems that utilized demineralizers, automated acid and caustic regeneration systems, water softeners and condensate polishing systems for various industries. Mr. Kindred holds a B.S. degree in Mechanical Engineering from Georgia Tech and is a graduate of the Kenan-Flagler Business School Executive Program at The University of North Carolina, Chapel Hill. He is a registered professional engineer.

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

Committees

The Board of Directors maintains standing Audit and Compensation Committees.

Audit Committee. The Audit Committee, which consists of Theodore C. Jacoby, Jr., serves as an independent and objective party to, among other things, review the Company’s financial statements and annual report, review and appraise the audit efforts of the Company’s auditors and pre-approve permissible services to be performed for the Company by its auditors, and is responsible for the appointment, compensation and oversight of the work of the independent public accountants which audit the Company’s financial statements. The primary function of the Audit Committee involves oversight functions to support the quality and integrity of the Company’s accounting and financial reporting processes generally. It should be noted, however, that the members of the Committee are not necessarily experts in the fields of auditing and accounting and do not provide special assurances on such matters.  The Audit Committee met four times during 2014. The report of the Audit Committee appears below in this Proxy Statement. A copy of the Audit Committee’s charter is included on the Company’s website at www.eau-x.com.

Compensation Committee. The Compensation Committee, consisting of Theodore C. Jacoby, Jr., sets the compensation of executive officers and administers the Company’s incentive plans, including the Company’s stock option plans. The Compensation Committee did not meet during 2014. The Compensation Committee has adopted a written charter, a copy of which is available on the Company’s website at www.eau-x.com. As set forth in the Compensation Committee charter, the Committee:

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

Meetings and Attendance. The Board of Directors held two meetings during 2014. Each incumbent director attended at least 75 percent of the aggregate of the meetings of the Board of Directors and of the committees of which he was a member. The Company strongly encourages each Board member to attend the Company’s annual meeting of stockholders.

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

Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2014 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were completed.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table provides certain summary information concerning the compensation paid or accrued by us and our subsidiaries, to or on behalf of our Chief Executive Officer and former Chief Executive Officer.  Other than as set forth in the table, no executive officer’s cash salary and bonus exceeded $100,000 in any of the applicable years.  The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Doug Kindred	2014	176,985	0.00	0.00	0.00	0.00	0.00	6,000	(1)	182,985
Chief Executive Officer	2013	176,985	0.00	0.00	0.00	0.00	0.00	6,000	(1)	182,985

Wade R. Bradley	2014	246,568	0.00	0.00	0.00	0.00	0.00	3,500	(1)	250,068
Former Chief Executive Officer (2)	2013	240,000	0.00	0.00	0.00	0.00	0.00	6,000	(1)	246,000

(1)  Other compensation consists of car allowances.
(2)  Mr. Bradley resigned in July 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding stock options and restricted stock held by the Company's Named Executive Officers at December 31, 2014.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Doug Kindred,	20,000	-	0.31	5/27/2015
Chief Executive Officer	25,000	-	0.31	6/1/2015
	530,000	-	0.31	11/8/2017

Employment Agreements

As of December 31, 2014, one executive had a current employment agreement.

Employment Agreement and Option Agreement with Doug Kindred

In connection with the continued employment of Mr. Kindred as Chief Executive Officer on November 8, 2007, Mr. Kindred and the Company entered into an employment agreement (the “Agreement”), a copy of which is attached as Exhibit 10.1 to the Form 8-K filed by the Company dated November 8, 2007 and incorporated herein by reference.

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

9. Severance. Mr. Kindred will be entitled to certain severance payments and other rights if his employment is terminated: (i) by the Company without “Cause,” as that term is defined in his agreement, or (ii) by Mr. Kindred for “Good Reason,” as that term is defined in his agreement. In each such instance, Mr. Kindred’s severance benefits will be as follows:

–	Salary. Any unpaid base salary through the date of termination.

–	Vacation. Any earned but unused vacation time.

–	Severance Payment. He will be entitled to an amount equal to twelve months of base salary payable over the 12-month period immediately following termination.

–
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

Director Compensation

There was no Director Compensation paid during the year ended December 31, 2014.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information about the beneficial ownership of our common stock as of March 30, 2015 by:

●	each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. The percentage of beneficial ownership is based on 28,575,371 shares of common stock outstanding as of March 30, 2015.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Peter F. Ullrich (1)	30,015,892	76.3%
1890 Cobb International Blvd.
Kennesaw, GA 30152

Water Science, LLC. (1)	10,330,770	32.7%
1890 Cobb International Blvd.
Kennesaw, GA 30152

Doug Kindred (2)	703,250	2.4%
1890 Cobb International Blvd.
Kennesaw, GA 30152

Theodore C. Jacoby, Jr. (3)	851,468	3.0%
1716 Hidden Creek Ct.
St. Louis, MO 63131

All current directors and executive officers as a group (5 persons)	31,570,610	78.3%

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

(3)
Mr. Jacoby beneficially owns 464,368 shares and holds options to purchase a total of 387,100 shares at an exercise price of $0.31 per share; all of the options are currently exercisable or exercisable within 60 days of the date of this report.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2012

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,746,448	$0.31	258,090
Equity compensation plans not approved by security holders*	2,651,306	$0.31	N/A
Total	4,397,754	$0.31	N/A

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following are certain transactions during the year ended December 31, 2014, involving our officers, directors and shareholders owning more than 10% of our outstanding stock.  We believe that the terms of these transactions are at least as favorable to us as we would expect to negotiate with unrelated third parties.

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

HJ & Associates, LLC

	2014	2013
Audit Fees	$33,000	$46,700

AUDIT-RELATED FEES

HJ did not bill us for any “audit-related fees” (as defined in Regulation S-X) in connection with its audit of our financial statements for the fiscal years ended December 31, 2014 or December 31, 2013.

TAX FEES

HJ & Associates did not bill us for any professional services rendered for tax related services for the fiscal years ended December 31, 2014 or 2013. Tax services provided by other firms are not included in this disclosure.

ALL OTHER FEES

We were not billed any fees for other professional services by HJ & Associates, LLC for the fiscal years ended December 31, 2014 and December 31, 2013.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2014 by HJ & Associates, LLC is compatible with maintaining HJ & Associates, LLC independence.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are incorporated by reference in Item 8 of this Report:

Report of Independent Registered Public Accounting Firm
Balance Sheets, December 31, 2014 and 2013
Statements of Operations for years ended December 31, 2014 and 2013
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

10.18	Form of Option Agreement for Board of Directors Compensation (Incorporated by reference to Ex. 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on March 31, 2012)
10.19	Form of Stock Option agreement for Board of Directors compensation (incorporated by reference to Ex. 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 20, 2013)
10.20
Warrant between the Company and Peter F. Ullrich dated as of January 31, 2013 (incorporated by reference to Ex. 10.5 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 20, 2013)

10.21
2013 Advances Loan Agreement between the Company and Peter F. Ullrich dated as of April 10, 2014. (Incorporated by reference to Ex. 10.25 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2014)

10.22
Warrant between the Company and Peter F. Ullrich dated as of April 10, 2014.  (Incorporated by reference to Ex. 10.26 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2014)

10.23
Second Amendment to Third Amended and Restated Senior Secured Convertible Promissory Note dated as of April 10, 2014 between the Company and Water Science LLC.  (Incorporated by reference to Ex. 10.27 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2014)

10.24
Second Amended and Restated Promissory Note between the Company and Peter F. Ullrich dated as of August 7, 2014.  (Incorporated by reference to Ex. 10.6 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2014)

10.25
Second Amended and Restated Promissory Note between the Company and Theodore C. Jacoby, Jr. dated as of August 7, 2014. (Incorporated by reference to Ex. 10.7 to the Company’s Form 10-K filed with the Securities and Exchange Commission on August 14, 2014)

10.26*
Separation Agreement and Mutual Release of All Claims between the Company and Wade Bradley dated as of July 14, 2014.  (Incorporated by reference to Ex. 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 18, 2014)

10.27	2014 Advances Loan Agreement between the Company and Peter F. Ullrich dated as of March 27, 2015.
10.28	Warrant between the Company and Peter F. Ullrich dated as of March 27, 2015.
10.29	Third Amendment to Third Amended and Restated Senior Secured Convertible Promissory Note dated as of March 27, 2015 between the Company and Water Science LLC.
10.30	Second Amended and Restated $358,527 Loan Agreement dated March 27, 2015 between the Company and Peter F. Ullrich.
10.31	Second Amended and Restated $1,325,000 Loan Agreement between the Company and Peter F. Ullrich dated as of March 27, 2015
23.1	Consent of HJ & Associates, LLC.
31.1	Certification by Douglas W. Kindred under section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Brian D. Heinhold under section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Douglas W. Kindred pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Brian D. Heinhold pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K

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

EAU Technologies, Inc.:

Dated: April 8, 2015	By:	/s/ Douglas W. Kindred
Douglas W. Kindred
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas W. Kindred	Chief Executive Officer (principal executive officer)	April 8, 2015
Douglas W. Kindred

/s/ Brian D. Heinhold	Chief Financial Officer (principal accounting officer)	April 8, 2015
Brian D. Heinhold

/s/ Theodore C. Jacoby, Jr.	Director	April 8, 2015
Theodore C. Jacoby, Jr.

/s/ Peter F. Ullrich	Director	April 8, 2015
Peter F. Ullrich

EAU TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

December 31, 2014 and 2013

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets	F-3 – F-4

Statements of Operations	F-5

Statements of Changes in Stockholders’ Equity (Deficit)	F-6

Statements of Cash Flows	F-7 – F-8

Notes to Financial Statements	F-9 – F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
EAU Technologies, Inc.
Kennesaw, Georgia

We have audited the accompanying balance sheets of EAU Technologies, Inc. as of December 31, 2014 and 2013, and the related  statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EAU Technologies, Inc.  as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

HJ & Associates, LLC
Salt Lake City, Utah
April 08, 2015

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	December 31,
	2014	2013
CURRENT ASSETS
Cash	$259,805	$2,654
Accounts receivable, net	56,296	29,705
Accounts receivable – related party, net	1,500	1,500
Prepaid expense	47,438	60,210
Inventory, net	72,290	653,967

Total current assets	437,329	748,036

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $120,721	-	-

OTHER ASSETS
Intellectual property, net	138,101	123,547

Total other assets	138,101	123,547

Total assets	$575,430	$871,583

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2014	2013
CURRENT LIABILITIES
Accounts payable	$161,787	$298,613
Accounts payable – related party	8,454	27,010
Accrued expenses	44,694	41,098
Accrued interest	2,611,490	2,043,671
Warranty reserve	140,000	160,000
Advance deposits on machine orders	542,793	554,618
Advance deposits on machine orders – related party	413,595	433,540
Short term notes payable – related party	1,290,000	130,000
Unsecured short term advances – related party	5,000	5,000
Convertible note payables – related party	4,986,827	4,986,827

Total current liabilities	10,204,640	8,680,377

Total Liabilities	10,204,640	8,680,377

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 28,575,371 and 28,575,371 issued and outstanding, respectively	2,858	2,858
Additional paid in capital	45,726,127	45,681,729
Accumulated deficit	(55,358,195)	(53,493,381)

Total stockholders’ equity (deficit)	(9,629,210)	(7,808,794)

Total liabilities and stockholders’ equity (deficit)	$575,430	$871,583

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2014	2013

NET REVENUES – RELATED PARTY	$38,234	$132,574

NET REVENUES	953,030	1,851,475

TOTAL REVENUES	991,264	1,984,049

COST OF GOODS SOLD	879,949	1,391,741

GROSS PROFIT	111,315	592,308

OPERATING EXPENSES
Depreciation and amortization	1,356	1,356
Research and development	-	18,438
Selling, general and administrative	1,400,534	1,677,616

Total operating expenses	1,401,890	1,697,410

LOSS FROM OPERATIONS	(1,290,575)	(1,105,102)

OTHER INCOME (EXPENSE)
Interest expense	(610,915)	(561,395)
Interest income	76	171
Rental Income	9,600	4,800
Gain on settlement of debt	27,000	-
Impairment of leased equipment	-	(301,474)

Total other income (expense)	(574,239)	(857,898)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,864,814)	(1,963,000)

PROVISION FOR INCOME TAXES	-	-

NET (LOSS)	$(1,864,814)	$(1,963,000)

NET (LOSS) PER SHARE	$(0.07)	$(0.07)

WEIGHTED AVERAGE OF SHARES OUTSTANDING – BASIC AND FULLY DILUTED	28,575,371	28,575,371

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance, December 31, 2012	28,575,371	$2,858	$45,557,946	$(51,530,381)	$(5,969,577)

Issuance and vesting of options and warrants for services	-	-	97,283	-	97,283

Issuance of warrants to related party			26,500		26,500

Net loss for the year ended December 31, 2013	-	-	-	(1,963,000)	(1,963,000)

Balance, December 31, 2013	28,575,371	2,858	45,681,729	(53,493,381)	(7,808,794)

Vesting of options for services	-	-	1,936	-	1,936

Issuance of warrants in connection with Note Payable			42,462		42,462

Net loss for the year ended December 31, 2014	-	-	-	(1,864,814)	(1,864,814)

Balance, December 31, 2014	28,575,371	$2,858	$45,726,127	$(55,358,195)	$(9,629,210)

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

 STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,864,814)	$(1,963,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,356	1,356
Warrants and options vested or issued for services	1,936	97,283
Discount of note payable	42,462	67,652
Gain on settlement of debt	(27,000)	-
Impairment of leased equipment	-	301,474
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(26,591)	(27,205)
Decrease in accounts receivable – related party	-	4,000
(Increase) decrease in pre-paid expense	12,772	(21,176)
Decrease in inventory	581,677	817,473
Decrease in deposits	-	144,273
Increase (decrease) in accounts payable	(128,382)	38,387
Increase (decrease) in accrued expenses	3,596	(8,805)
Increase in accrued interest	567,819	483,249
Increase (decrease) in warranty reserve	(20,000)	15,000
(Decrease) in advance deposits on machine orders – Related party	(19,945)	(81,843)
Increase (decrease) in advance deposits on machine orders	(11,825)	(1,069,440)

Net cash used in operating activities	(886,939)	(1,201,322)

CASH FLOWS FROM INVESTING ACTIVITIES
Intellectual property additions	(15,910)	(21,677)
Disposal of intellectual property	-	34,005

Net cash provided (used) in investing activities	(15,910)	12,328

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable – related party	1,160,000	438,300

Net cash provided by financing activities	1,160,000	438,300

NET INCREASE (DECREASE) IN CASH	257,151	(750,694)

CASH, beginning of period	2,654	753,348

CASH, end of period	$259,805	$2,654

The accompanying footnotes are an integral part of these financial statements

EAU TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
(Continued)

	Year ended December 31,
	2014	2013
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$634	$10,494
Income Taxes	$-	$-

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

Property and Equipment, and Depreciation – Property and equipment are recorded at historical cost.  Expenditures for additions and major improvements that extend the life of the asset are capitalized, whereas the cost of maintenance and repairs are expensed as incurred.  Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from three to seven years.  Depreciation expense for the years ended December 31, 2014 and 2013 was $0 and $0, respectively.  In September 2005, the Company pledged all the assets of the Company as collateral for the Senior Convertible Note, payable to Water Science, a related party.

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

Sales Taxes - In accordance with FASB ASC 605-45, formerly EITF Issue No. 06-3, How Taxes Collected From Customers and Remitted to Government Authorities Should be Presented in the Income Statement, the Company accounts for sales taxes imposed on its good and services on a gross basis in the statements of operations.  For the years ended December 31, 2014 and 2013, respectively, $0 and $0 of sales taxes has been reported in revenues.

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

Research and Development – Research and development costs are expensed as incurred. Research and development expenses for the years ended December 31, 2014 and 2013 were approximately $0 and $18,438, respectively.

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

Reclassification – Certain amounts in the accompanying financial statements have been reclassified to conform to current year presentation.  These reclassifications had no material effect on our financial statements.

Recently   Enacted   Accounting   Standards

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In connection with each annual and interim period, management is required to assess whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date, and to provide related footnote disclosures in certain circumstances. The new guidance is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of adoption on its financial position, results of operations and disclosures.

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

Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position and results of operations.

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

NOTE 3 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following at December 31:

	2014	2013
Trade accounts receivable	$56,296	$29,705
Trade accounts receivable – related party	1,500	1,500
Less allowance for doubtful accounts	-	-
	$57,796	$31,205

During 2014, sales to two customers represented 78% of our total revenues.  During 2013, sales to one customer represented approximately 75% of our revenues.  Bad debt expense for the years ended December 31, 2014 and 2013 was $0 and $0, respectively.

NOTE 4 - INVENTORIES

The composition of inventories is as follows at December 31:

	2014	2013
Finished goods	$-	$536,207
Raw materials	462,927	634,015
Allowance for obsolete inventory	(390,637)	(516,255)
	$72,290	$653,967

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2014	2013
Machinery and equipment	$41,301	$41,301
Furniture and fixtures	47,284	47,284
Leasehold improvements	32,136	32,136
Total property and equipment	120,721	120,721
Less: accumulated depreciation	(120,721)	(120,721)
Property and equipment, net	$-	$-

Depreciation expense for the year ended December 31, 2014 and 2013 was $0 and $0, respectively.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS

Patents, trademarks and intellectual property, consisting of trade secrets and formulas are recorded in accordance with Accounting Standards Codification 350, Intangibles – Goodwill and Other (ASC 350). As such, patents are initially measured based on their fair values.  The patents which have been granted are being amortized over a period of 20 years.  Patents which are pending or are being developed are not amortized until a patent has been issued.  The amount of intangible assets, consisting of patents, as of December 31, 2014 is as follows:

	2014	2013
Gross amount of patents	$145,529	$129,618
Less amount of accumulated amortization	(7,428)	(6,071)
Net value of patents	$138,101	$123,547

Amortization expense for the fiscal years ended December 31, 2014 and 2013 was $1,357 and $1,357, respectively.  During the year ended December 31, 2013, the Company abandoned a patent application that was not permitted by the U.S. Patent Office and wrote off $34,005 of accrued costs.

The estimated amortization expense, based on current intangible balances, for the next fiscal years beginning January 1, 2015 is as follows:

2015	$1,357
2016	$1,357
2017	$1,357
2018	$1,357
2019	$1,357

NOTE 7 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  The agreement allows for a pro-rated refund during the first 5 years under certain circumstances.  The Company recognizes income from this agreement over the first 5 years of the agreement.  The Company fully recognized the exclusivity rights during 2010.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  The Company had sales of $38,234 and $132,574 during the years ended December 31, 2014 and 2013, respectively.  The Company has received and recorded $413,595 and $433,540 in advance deposits from Water Science on machine orders at December 31, 2014 and 2013, respectively.

Notes Payable – See Note 9 for disclosure of related party Notes Payable.

Advances – Periodically throughout the year, the Company advances officers and employees cash for certain reimbursable expenses.  As of December 31, 2014 and 2013, the Company had advances to employees or officers in the amount of $1,500 and $1,500, respectively.

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

	For the Year Ended December 31,
	2014	2013
Warranty reserve at beginning of period	$160,000	$145,000
Costs accrued for additional warranties	1,001	16,864
Service obligations honored	(1,001)	(1,864)
Reduction in accrued estimate	(20,000)	-
Warranty reserve at end of period	$140,000	$160,000

NOTE 9 - NOTES PAYABLE – RELATED PARTY

At various times throughout 2014, funds totaling $1,160,000 were advanced to the Company by Mr. Ullrich, a related party.  In April 2015, the Company entered into a loan agreement with this related party which formalized those advances into a note payable.  This balance has been included on the balance sheet in related party notes payable as of December 31, 2014.  The loan agreement provides for interest at a rate of 10% annually and will mature on November 30, 2015.  The outstanding balance under the Loan Agreement is convertible into shares of the Company’s common stock at $0.31 per share and no principal or interest payments are due until maturity.  The Loan Agreement provides that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty. In connection with the negotiation of the Loan Agreement, the Company also granted a warrant to purchase up to 1,160,000 shares of the Company’s common stock at an exercise of $0.31 per share. The warrant expires in April 2020.

In April 2014, the Company entered into a loan agreement with Mr. Ullrich, a related party, which formalized $303,300 in advances into a note payable.  The loan agreement provides for interest at a rate of 10% annually and has been extended to mature on November 30, 2015.  The outstanding balance under the Loan Agreement is convertible into shares of the Company’s common stock at $0.31 per share and no principal or interest payments are due until maturity.  The Loan Agreement provides that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty. In connection with the negotiation of the Loan Agreement, the Company also granted a warrant to purchase up to 303,300 shares of the Company’s common stock at an exercise of $0.31 per share. The warrant expires in April, 2019.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - CONVERTIBLE NOTES PAYABLE – RELATED PARTY – (Continued)

In May 2013, the Company entered into Promissory Notes (“Promissory Notes”) with Peter Ullrich and Theodore Jacoby, related parties.  Mr. Ullrich agreed to lend the Company $80,000 and Mr. Jacoby agreed to lend the Company $50,000.  The Promissory Notes provide for interest at a rate of 10% annually.  No principal or interest payments are due until maturity.  The Promissory Notes provide that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty.  In November 2013, the Company entered into Amended Promissory Note agreements to extend the notes from November 2013 to May 2014. In May 2014, the Promissory Notes were again extended to May 2015.

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

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - CONVERTIBLE NOTES PAYABLE – RELATED PARTY – (Continued)

In December 2011, the Company entered into an agreement to convert $358,527 of accrued interest into a new convertible note.  Simple interest accrued at a rate of 10% per annum on the unpaid principal amount outstanding and the loan was set to mature on November 30, 2013, at which time accrued interest and the outstanding principal balance shall be due.  The agreement contains an optional conversion right, whereby the Lender may convert all or any portion of the outstanding principal and interest due into shares of the Company’s common stock at a price per share equal to $1.00 per share.  In connection with the issuance of the convertible note, the Company granted a five year warrant to purchase up to 358,527 shares of the Company’s $0.0001 par value common stock with an exercise price of $0.31 per share.

In March 2015, the Company entered into agreements with Water Science and Mr. Ullrich to extend the Senior Convertible Note, the $358,527 Note and the $1,325,000 Note until November 30, 2015.

NOTE 10 – COMMON STOCK, OPTIONS AND WARRANTS

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

A summary of the status of common stock options and warrants outstanding at December 31, 2014 and 2013, and changes during the years then ended is presented below.

	For the years ended December 31,
	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	6,609,854	$0.31	4,897,754	$0.31
Granted	303,300	0.31	2,105,560	0.31
Exercised	-	-	-	-
Expired or cancelled	(500,000)	-	(393,460)	-
Outstanding at end of period	6,413,154	$0.31	6,609,854	$0.31
Weighted average fair value of options and warrants exercisable	6,413,154	$0.31	6,513,079	$0.31

A summary of the status of the options and warrants outstanding at December 31, 2014 is presented below:

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – COMMON STOCK, OPTIONS AND WARRANTS – (Continued)

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$.01-.50	6,413,154	3.5 years	$0.31	6,413,154	$0.31

The fair value of each option and warrant granted is estimated on the date granted using the Binomial pricing model, with the following assumptions used for the grants: risk-free interest rate of 1.15%, expected dividend yield of zero, expected lives of five years and expected volatility of 246%.

The stock-based compensation expense recognized in the statement of operations during the years ended December 31, 2014 and 2013 was $1,936 and $97,283 respectively.

NOTE 11 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.  ASC 740 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At December 31, 2014 and 2013, the total of all deferred tax assets was approximately $18,133,000 and $17,022,000, respectively, and the total of the deferred tax liabilities was approximately $0 and $143,000, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the deferred tax assets, the Company established a valuation allowance of approximately $18,133,000 and $16,879,000 as of December 31, 2014 and 2013, respectively, which has been offset against the deferred tax assets.  The net change in the valuation allowance during the year ended December 31, 2014, was approximately $1,254,000.

The Company has available at December 31, 2014, unused tax operating loss carryforwards of approximately $45,445,000, which may be applied against future taxable income and expire in various years through 2034.  No tax benefit has been reported in the December 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The components of income tax expense from continuing operations for the years ended December 31, 2014 and 2013 consist of the following:

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES  – (Continued)

	Year Ended December 31,
	2014	2013
Current income tax expense:
Federal	$-	$-
State	-	-
Net current tax expense	$-	$-

Deferred tax expense (benefit) arising from:
Net operating income (loss)	$(695,600)	$(732,200)
Excess of tax over financial accounting depreciation	-	113,000
Stock for services	700	36,300
Accrued interest	210,800	178,200
Warranty reserve	(7,500)	5,600
Amortization of debt discounts	-	25,200
Section 263(A)	13,200	5,700
Other – meals & entertainment, change in allowance for Obsolete inventory, gain on settlement of accrued contingent liability	(46,300)	79,600
Valuation allowance	524,700	288,600
Net deferred tax expense	$-	$-

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

The temporary differences gave rise to the following deferred tax asset (liability) at December 31, 2014 and 2013:

	December 31,
	2014	2013
Excess of book accounting depreciation over tax	$-	$(142,800)
Obsolete inventory	145,700	192,600
Accrued interest – related party	975,800	764,900
Warranty reserve	52,200	59,700
263(A) capitalization	8,600	21,800
NOL carryforwards	16,950,900	15,982,800
Valuation allowance	(18,133,200)	(16,879,000)
Net deferred tax expense	$-	$-

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company files income tax returns in the U.S. federal jurisdiction, and North Carolina and Georgia.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.  The statute of limitations remains open on all years from 2011 going forward.

At December 31, 2014, there are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

NOTE 13 – GOING CONCERN

The Company has incurred significant losses and has had negative cash flows from operations.  As a result, at December 31, 2014, the Company has had a high level of equity financing transactions and additional financing will be required by the Company to fund its future activities and to support its operations.  We currently do not have sufficient funds on hand to fund all of our operational needs for the next 12 months.  We will have sufficient funds to operate our business provided we receive expected orders from our customers or if we are able to secure additional funding.  We do not have any agreements in place for additional funding.  Management will continue to seek to obtain sufficient funding for its operations through either debt or equity financing.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products and services on a continual and timely basis so that profitable operations can be attained.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to achieve positive sales and profit margins and control operating expenses.

At December 31, 2014 the Company had deficit working capital, deficit equity and has sustained recurring losses from operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company estimates that it may need up to $1,200,000 for the upcoming twelve months to execute our business plan.  Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.  Management will also continue to seek to obtain sufficient funding for its operations through either debt or equity financing.

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

At December 31, 2014 and 2013, the Company had outstanding warrants and notes payable convertible into shares of common stock, which were not used in the computation of income (loss) per share because their effect would be anti-dilutive either due to the net loss or due to the exercise price of the warrants and options or conversion rate of the convertible notes relative to the current stock price.

EAU TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 – LOSS PER SHARE– (Continued)

The following data shows the amounts used in computing loss per share:

	For the Year Ended
	December 31,
	2014	2013

Net (loss) (numerator)	$(1,864,814)	$(1,963,000)
Shares (denominator)
Basic	28,575,371	28,575,371
Per share amount
Basic	$(0.07)	$(0.07)

NOTE 15 – SUBSEQUENT EVENTS

At various times throughout 2014, funds totaling $1,160,000 were advanced to the Company by a related party.  In March 2015, the Company entered into a loan agreement with this related party which formalized those advances into a note payable.  This balance has been included on the balance sheet in related party notes payable as of December 31, 2014.  The loan agreement provides for interest at a rate of 10% annually and will mature on November 30, 2015.  The outstanding balance under the Loan Agreement is convertible into shares of the Company’s common stock at $0.31 per share and no principal or interest payments are due until maturity.  The Loan Agreement provides that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty. In connection with the negotiation of the Loan Agreement, the Company also granted a warrant to purchase up to 1,160,000 shares of the Company’s common stock at an exercise of $0.31 per share. The warrant expires in March, 2020.

In March 2015, the Company entered into agreements with Water Science and Mr. Ullrich to extend the Senior Convertible Note, the $358,527 Note and the $1,325,000 Note until November 30, 2015.

In January and March 2015, the Company obtained an unsecured short term advances of $100,000 and $100,000 from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the advances has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

In accordance with ASC 855, management evaluated events subsequent to December 31, 2014 and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.