Form 10-Q
period 2015-03-31
EAU TECHNOLOGIES, INC.
filed 2015-05-13
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

000-51807
(Commission File No.)

EAU TECHNOLOGIES, INC.
(exact name of registrant as specified in its charter)

Delaware	87-0654478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1890 Cobb International Blvd, Suite A, Kennesaw Georgia	30152
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (678) 388-9492
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐ 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of May 12, 2015, the Registrant had 28,575,371 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2015

PART I - FINANCIAL INFORMATION

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2015	2014
CURRENT ASSETS	(Unaudited)
Cash	$311,651	$259,805
Accounts receivable, net	56,216	56,296
Accounts receivable – related party, net	1,500	1,500
Prepaid expense	3,281	47,438
Inventory, net	104,888	72,290

Total current assets	477,536	437,239

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $120,721	-	-

OTHER ASSETS
Intellectual property, net of accumulated
amortization of $7,767 and $7,428	143,975	138,101

Total other assets	143,975	138,101

Total assets	$621,511	$575,430

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31,	December 31,
	2015	2014
CURRENT LIABILITIES	(Unaudited)
Accounts payable	$286,066	$161,787
Accounts payable – related party	6,354	8,454
Accrued expenses	27,259	44,694
Accrued interest	2,770,161	2,611,490
Warranty reserve	140,000	140,000
Advance deposits on machine orders	365,368	542,793
Advance deposits on machine orders – related party	413,595	413,595
Short term notes payable – related party	330,000	1,290,000
Unsecured short term advances – related party	5,000	5,000
Convertible notes payable – related party, net of iscounts of $46,400 and $0	6,100,427	4,986,827

Total current liabilities	10,444,230	10,204,640

Total liabilities	10,444,230	10,204,640

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 8,575,371 and 28,575,371 issued and outstanding, respectively	2,858	2,858
Additional paid in capital	45,772,527	45,726,127
Accumulated deficit	(55,598,104)	(55,358,195)

Total stockholders’ equity (deficit)	(9,822,719)	(9,629,210)

Total liabilities and stockholders’ equity (deficit)	$621,511	$575,430

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2015	2014

NET REVENUES – RELATED PARTY	$2,331	$-

NET REVENUES	291,163	490,974

TOTAL REVENUES	293,494	490,974

COST OF GOODS SOLD	113,448	168,719

GROSS PROFIT	180,046	322,255

OPERATING EXPENSES
Depreciation and amortization	339	339
General and administrative	263,276	376,926

Total operating expenses	263,615	377,265

LOSS FROM OPERATIONS	(83,569)	(55,010)

OTHER INCOME (EXPENSE)
Interest expense	(158,768)	(133,479)
Interest income	28	25
Rental income	2,400	2,400

Total other income (expense)	(156,340)	(131,054)

LOSS BEFORE PROVISION FOR INCOME TAXES	(239,909)	(186,064)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(239,909)	$(186,064)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	28,575,371	28,575,371

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(239,909)	$(186,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	339	339
Warrants and options vested or issued for services	-	484
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	80	17,877
Decrease in prepaid expense	44,157	44,695
(Increase) in inventory	(32,598)	(36,344)
Increase (decrease) in accounts payable	122,179	(25,491)
(Decrease) in advance deposits for machine orders	(177,425)	(17,605)
Increase (decrease) in accrued expenses	(17,435)	7,646
Increase in accrued interest	158,671	133,383
Net cash (used) in operating activities	(141,941)	(61,080)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for intellectual property	(6,213)	(115)
Net cash (used) in investing activities	(6,213)	(115)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured short term advances - related party	200,000	285,000
Net cash provided by financing activities	200,000	285,000

NET INCREASE IN CASH	51,846	223,805
Cash, beginning of period	259,805	2,654

Cash, end of period	$311,651	$226,459

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	Three Months Ended March 31,
	2015	2014
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$97	$96
Income Taxes	$-	$-

See notes to financial statements.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed financial statements were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In management’s opinion all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows.  The results of operations for the respective periods presented are not necessarily indicative of the results for the respective complete years.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Certain prior period amounts have been reclassified in the condensed financial statements to conform to current period presentation.

NOTE 2 - INVENTORIES

The composition of inventories is as follows at:

	March 31, 2015	December 31, 2014
Finished goods	$17,768	$-
Raw materials	477,757	426,927
Allowance for obsolete inventory	(390,637)	(390,637)

	$104,888	$72,290

NOTE 3 – WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of three years.  The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs.  If actual results differ from the estimates, the Company would adjust the estimated warranty liability.  Changes in the warranty reserve for the three months ended March 31, 2015, and for the year ended December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Warranty reserve at beginning of period	$140,000	$160,000
Costs accrued for additional warranties	-	1,001
Service obligations honored	-	(1,001)
Reduction in accrued estimate	-	(20,000)

Warranty reserve at end of period	$140,000	$140,000

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

At various times throughout 2014, funds totaling $1,160,000 were advanced to the Company by Mr. Ullrich, a related party.  In April 2015, the Company entered into a loan agreement with this related party which formalized those advances into a note payable.  This balance has been included on the balance sheet in related party notes payable as of December 31, 2014.  The loan agreement provides for interest at a rate of 10% annually and will mature on November 30, 2015.  The outstanding balance under the Loan Agreement is convertible into shares of the Company’s common stock at $0.31 per share and no principal or interest payments are due until maturity.  The Loan Agreement provides that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty. In connection with the negotiation of the Loan Agreement, the Company also granted a warrant to purchase up to 1,160,000 shares of the Company’s common stock at an exercise of $0.31 per share. The warrant expires in April 2020.  Due to the warrants issued in connection with the loan, the Company recognized a debt discount of $46,400 in interest expense.

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

In January 2013, the Company entered into a loan agreement with a related party.  The principal amount of the Note is $1,325,000.  The Loan Agreement provides for interest at a rate of 10% annually and had an initial maturity of November 30, 2013. The loan agreement was subsequently amended to provide a maturity date of November 30, 2015. The outstanding balance under the Loan Agreement is convertible into shares of the Company’s common stock at $0.31 per share and no principal or interest payments are due until maturity.  The Loan Agreement provides that accrued interest and the outstanding principal balance can be prepaid, in whole or in part, at any time without premium or penalty. In connection with the negotiation of the Loan Agreement, the Company also granted a warrant to purchase up to 1,325,000 shares of the Company’s common stock at an exercise of $0.31 per share. The warrant expires on January 31, 2018.  Due to the warrants issued in connection with the loan, the Company recognized a debt discount of $26,500 in interest expense.  The Company also recognized approximately $26,500 in interest expense related to the amortization of this debt discount.

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

Beginning in 2009 and each year thereafter, the Company entered into agreements with Water Science to extend the maturity date of the Note by an additional year. Most recently, in March 2015 the Company entered into an agreement with Water Science to extend the Note until November 30, 2015.

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

In March 2015, the Company entered into agreements with Mr. Ullrich to extend the $358,527 Note and the $1,325,000 Note until November 30, 2015.

NOTE 5 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  The Company had sales of $2,331 and $0 to Water Science during the three months ended March 31, 2015 and 2014.  The Company has received and recorded $413,595 in advance deposits from Water Science on machine orders at March 31, 2015, and December 31, 2014.

Convertible Notes Payable – See Note 4 for disclosure of related party Convertible Notes Payable.

Advances – Periodically throughout the year, the Company advances employees cash for certain reimbursable expenses.  As of March 31, 2015 and December 31, 2014, the Company had advances to an employee in the amount of $1,500 and $1,500, respectively.

Unsecured Short Term Advances – In January and March 2015, the Company obtained an unsecured short term advances of $100,000 and $100,000 from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the advances has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – CAPITAL STOCK

The Company has certain notes payable to related parties that are convertible into shares of the Company’s common stock.  See Note 4.

NOTE 7 – GOING CONCERN

At March 31, 2015 the Company had deficit working capital, deficit equity and has sustained recurring losses from operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about the Company's ability to continue as a going concern.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our auditors have issued their Independent Registered Public Accountants’ Report on the Company's financial statements for the fiscal year ended December 31, 2014 with an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

Basic and Fully Diluted Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended
	March 31,
	2015	2014

Net Loss (numerator)	$(239,909)	$(186,064)
Shares (denominator)	28,575,371	28,575,371
Per share amount	$(0.01)	$(0.01)

The Company’s outstanding stock options and warrants have been excluded from the basic net loss per share calculation for the three month period ended March 31, 2015 and 2014, because they are anti-dilutive.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based-Compensation Expense

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement method to account for stock-based compensation. The Company uses the Binomial valuation formula, which is a closed-form model that uses an equation to determine the estimated fair value of stock options.  Stock-based compensation expense recognized for the three month period ended March 31, 2015 and 2014 was $0 and $484 respectively, related to employee and director stock options issued and vesting during the period.

The following table is a summary of the status of the warrants and options granted and outstanding at March 31, 2015:

	Number of Options and Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	6,413,154	$0.31
Granted	1,160,000	$0.31
Exercised	-	$-
Forfeited	(7,500)	$0.31
Expired	-	$-

Outstanding at end of period	7,565,654	$0.31

A summary of the status of the warrants and options outstanding at March 31, 2015 is presented below:

Warrants Outstanding			Warrants Exercisable
Range of		Weighted-Average	Weighted-Average		Weighted-Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$.01-.50	7,565,654	3.5 years	$ 0.31	7,565,654	$ 0.31

The fair value of each warrant and option granted is estimated on the date granted using the Binomial pricing model.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated events subsequent to March 31, 2015 and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

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

Financial Position

The Company had $311,651 in cash as of March 31, 2015, compared to $259,805 at December 31, 2014.  The Company has received and recorded approximately $780,000 in advance deposits on orders for our equipment.  We expect the deposits will be reduced as the Company delivers machines on order to our customers during the second and third quarters of 2015.  At March 31, 2015 our stockholders’ deficit was $9,822,719, compared to $9,629,210 at December 31, 2014.

Results of Operations for the Three months ended March 31, 2015 and 2014

Revenues and Net Loss - Net revenues for the three months ended March 31, 2015, decreased by $197,480, to $293,494 compared to revenues of $490,974 for the three months ended March 31, 2014. The majority of the revenues are from the sale of our EW water systems in the Clean-in-Place (“CIP”) market and the agriculture and dairy markets.

Our cost of sales decreased from $168,719 for the three months ended March 31, 2014 to $113,448 for the three months ended March 31, 2015. This decrease is attributable to the decreased sales of our EW water systems.

For the three months ended March 31, 2015, the Company had a net loss of $239,909, compared to a net loss of $186,064 for the three months ended March 31, 2014. This increase of approximately $54,000 of net losses is primarily due to lower sales and higher interest expense.

General and Administrative Expense – The Company incurred total general and administrative expenses for the three months ended March 31, 2015 of $263,276, a decrease of $113,650 from the $376,926 incurred in 2014.  General and administrative expenses for 2015 consist primarily of payroll and labor expense of approximately $125,000, rent expense of $22,000, professional fees of $24,500, and insurance expense of $67,000.

Research and Development - Our research and development expenses for the three months ended March 31, 2015 and 2014 were $0 and $0.   We expect to continue to have minimal research and development expenses during 2015.

Interest Expense - Our interest expense rose as compared to the prior year due to the increased amount of debt.  Interest expense in 2015 was $158,768 compared to $133,479 in 2014.  The Company continues to rely on notes and advances for operating funds and expects to continue to incur significant interest expenses.

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

Net cash used in operating activities in the three month period ended March 31, 2015 was $141,941 compared to $61,080 for the same period in 2014.  The majority of the change in cash used for the current period was related to the decrease in the advance deposits for machine orders in 2015 as compared to 2014.  At March 31, 2015 we had total deposits outstanding of $778,963.

At March 31, 2015, the Company’s net inventory was $104,888, representing an increase of approximately $33,000, from the $72,290 on hand at December 31, 2014.

The Company’s only cash flows from investing activities were from expenditures related to intellectual property of $6,213 and $115 during the periods ended March 31, 2015 and 2014, respectively.

Cash flows from financing activities provided the Company $200,000 for the period ended March 31, 2015, which consisted of an unsecured short term advance.  The Company received $285,000 for the three months ended March 31, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  Note 1 of the notes to consolidated financial statements in Part II, Item 7 of the Company’s Annual Report on Form 10-K, dated December 31, 2014, describes the significant accounting policies and methods used in preparation of our consolidated financial statements.  We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates.  There were no material changes in our judgments or estimates during the first quarter of 2015.

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

 Forward-Looking Statements

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved.  Any one of those factors could cause actual results to differ materially from those projected herein.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements include our expectations regarding working capital requirements and future funding, our expectations regarding our internal controls, expectations regarding funding commitments, our expectations regarding reductions in deposits from Water Science, future revenues, future inventory levels, future test results, and plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized.  Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risks associated with successfully developing our business in evolving markets, our need for additional capital, our continuing operating losses, the ability of our management to conduct distribution activities and sell products, possible failure to successfully develop new products, risks associated with litigation, risks associated with international transactions, vulnerability to competitors due to lack of patents on our products, and other risk factors listed in our annual report on Form 10-K for the year ended December 31, 2014 and our other SEC reports. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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
10.1
2014 Advances Loan Agreement between the Company and Peter F. Ullrich dated as of March 27, 2015. (Incorporated by reference to Ex. 10.27 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 8, 2015)

10.2
Warrant between the Company and Peter F. Ullrich dated as of March 27, 2015. (Incorporated by reference to Ex. 10.28 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 8, 2015)

10.3
Third Amendment to Third Amended and Restated Senior Secured Convertible Promissory Note dated as of March 27, 2015 between the Company and Water Science LLC.  (Incorporated by reference to Ex. 10.28 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 8, 2015)

10.4
Second Amended and Restated $358,527 Loan Agreement dated March 27, 2015between the Company and Peter F. Ullrich.  (Incorporated by reference to Ex. 10.29 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 8, 2015)

10.5
Second Amended and Restated $1,325,000 Loan Agreement between the Company and Peter F. Ullrich dated as of  March 27, 2015. (Incorporated by reference to Ex. 10.30 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 8, 2015)

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

EAU TECHNOLOGIES, INC.

Dated: May 13, 2015	By:	/s/ Douglas W. Kindred
Douglas W. Kindred
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)