Form 10-Q
period 2015-06-30
EAU TECHNOLOGIES, INC.
filed 2015-08-14
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of August 12, 2015, the Registrant had 28,575,371 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2015

PART I - FINANCIAL INFORMATION

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2015	2014
CURRENT ASSETS	(Unaudited)
Cash	$552,949	$259,805
Accounts receivable, net	6,073	56,296
Accounts receivable – related party, net	2,405	1,500
Prepaid expense	22,728	47,438
Inventory, net	80,901	72,290

Total current assets	665,056	437,239

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $120,721	-	-

OTHER ASSETS

Intellectual property, net of accumulated amortization of $8,106 and $7,428	147,136	138,101

Total other assets	147,136	138,101

Total assets	$812,192	$575,430

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30,	December 31,
	2015	2014
CURRENT LIABILITIES	(Unaudited)
Accounts payable	$152,251	$161,787
Accounts payable – related party	6,491	8,454
Accrued expenses	30,053	44,694
Accrued interest	2,934,144	2,611,490
Warranty reserve	140,000	140,000
Advance deposits on machine orders	311,610	542,793
Advance deposits on machine orders – related party	636,530	413,595
Short term notes payable – related party	130,000	1,290,000
Unsecured short term advances – related party	305,000	5,000
Convertible notes payable – related party, net of discounts of $29,000 and $0	6,117,827	4,986,827

Total current liabilities	10,763,906	10,204,640

Total liabilities	10,763,906	10,204,640

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 28,575,371 and 28,575,371 issued and outstanding, respectively	2,858	2,858
Additional paid in capital	45,772,527	45,726,127
Accumulated deficit	(55,727,099)	(55,358,195)

Total stockholders’ equity (deficit)	(9,951,714)	(9,629,210)

Total liabilities and stockholders’ equity (deficit)	$812,192	$575,430

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

NET REVENUES – RELATED PARTY	$28,898	$1,496	$31,229	$1,496

NET REVENUES	423,527	304,455	714,690	795,429

TOTAL REVENUES	452,425	305,951	745,919	796,925

COST OF GOODS SOLD	161,973	109,193	275,421	277,912

GROSS PROFIT	290,452	196,758	470,498	519,013

OPERATING EXPENSES
Depreciation and amortization	339	339	678	678
General and administrative	239,443	369,056	502,719	745,982

Total operating expenses	239,782	369,395	503,397	746,660

INCOME (LOSS) FROM OPERATIONS	50,670	(172,637)	(32,899)	(227,647)

OTHER INCOME (EXPENSE)
Interest expense	(182,090)	(153,288)	(340,858)	(286,767)
Interest income	25	9	53	34
Rental Income	2,400	2,400	4,800	4,800

Total other income (expense)	(179,665)	(150,879)	(336,005)	(281,933)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(128,995)	(323,516)	(368,904)	(509,580)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(128,995)	$(323,516)	$(368,904)	$(509,580)

NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	28,575,371	28,575,371	28,575,371	28,575,371

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(368,904)	$(509,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	678	678
Warrants and options vested or issued for services	-	968
Discount of note payable	17,400	15,923
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	50,223	22,032
(Increase) decrease in accounts receivable – related party	(905)	(1,496)
Decrease in prepaid expense	24,710	39,503
Decrease (increase) in inventory	(8,611)	59,255
Increase (decrease) in accounts payable	(11,499)	(141,195)
(Decrease) in advance deposits for machine orders	(231,183)	(197,703)
Increase in advance deposits for machine orders – related party	222,935	-
Increase (decrease) in accrued expenses	(14,641)	14,292
Increase in accrued interest	322,654	270,422
Net cash provided (used) in operating activities	2,857	(426,901)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for intellectual property	(9,713)	(4,467)
Net cash (used) in investing activities	(9,713)	(4,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured short term advances - related party	300,000	560,000
Net cash provided by financing activities	300,000	560,000

NET INCREASE IN CASH	293,144	128,632
Cash, beginning of period	259,805	2,654

Cash, end of period	$552,949	$131,286

 See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	Six Months Ended June 30,
	2015	2014
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$804	$422
Income Taxes	$-	$-

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

Certain prior period amounts have been reclassified in the condensed financial statements to conform to current period presentation.

NOTE 2 - INVENTORIES

The composition of inventories is as follows at:

	June 30, 2015	December 31, 2014
Finished goods	$11,947	$-
Raw materials	459,591	426,927
Allowance for obsolete inventory	(390,637)	(390,637)

	$80,901	$72,290

NOTE 3 – WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of three years.  The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs.  If actual results differ from the estimates, the Company would adjust the estimated warranty liability.  Changes in the warranty reserve for the six months ended June 30, 2015, and for the year ended December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Warranty reserve at beginning of period	$140,000	$160,000
Costs accrued for additional warranties	2,189	1,001
Service obligations honored	(2,189)	(1,001)
Reduction in accrued estimate	-	(20,000)

Warranty reserve at end of period	$140,000	$140,000

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND SHORT TERM NOTES PAYABLE – RELATED PARTIES

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND SHORT TERM NOTES PAYABLE – RELATED PARTIES  (continued)

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

In March 2015, the Company entered into agreements with Mr. Ullrich to extend the $358,527 Note and the $1,325,000 Note until November 30, 2015.

NOTE 5 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  The Company had sales of $31,229 and $1,496 to Water Science during the six months ended June 30, 2015 and 2014, respectively.  The Company has received and recorded $636,530 and $413,595 in advance deposits from Water Science on machine orders at June 30, 2015, and December 31, 2014, respectively.

Convertible Notes Payable and Short Term Notes Payable – See Note 4 for disclosure of related party Convertible Notes Payable and Short Term Notes Payable.

Advances – Periodically throughout the year, the Company advances employees cash for certain reimbursable expenses.  As of June 30, 2015 and December 31, 2014, the Company had advances to an employee in the amount of $1,500 and $1,500, respectively.

Unsecured Short Term Advances – In January, March and June 2015, the Company obtained unsecured short term advances of $100,000 $100,000 and $100,000 from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the advances has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – CAPITAL STOCK

The Company has certain notes payable to related parties that are convertible into shares of the Company’s common stock.  See Note 4.

NOTE 7 – GOING CONCERN

At June 30, 2015 the Company had deficit working capital, deficit equity and has sustained recurring losses from operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about the Company's ability to continue as a going concern.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our auditors have issued their Independent Registered Public Accountants’ Report on the Company's financial statements for the fiscal year ended December 31, 2014 with an explanatory paragraph regarding the Company's ability to continue as a going concern.

The Company estimates that it may need up to $1,200,000 for the upcoming twelve months to execute its business plan.  Management plans to mitigate its losses in the near term through the further development and marketing of its trademarks, brand and product offerings.

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

Basic and Fully Diluted Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Income (loss) (numerator)	$(128,995)	$(323,516)	$(368,904)	$(509,580)
Shares (denominator)	28,575,371	28,575,371	28,575,371	28,575,371
Per share amount	$(0.01)	$(0.01)	$(0.01)	$(0.02)

The Company’s outstanding stock options and warrants have been excluded from the basic net loss per share calculation for the three and six month period ended June 30, 2015 and 2014, because they are anti-dilutive.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based-Compensation Expense

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement method to account for stock-based compensation. The Company uses the Binomial valuation formula, which is a closed-form model that uses an equation to determine the estimated fair value of stock options.  Stock-based compensation expense recognized for the three month period ended June 30, 2015 and 2014 was $0 and $484 respectively, related to employee and director stock options issued and vesting during the period.

The following table is a summary of the status of the warrants and options granted and outstanding at June 30, 2015:

	Number of Options and Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	6,413,154	$0.31
Granted	1,160,000	$0.31
Exercised	-	$-
Forfeited	(232,500)	$0.31
Expired	-	$-

Outstanding at end of period	7,340,654	$0.31

A summary of the status of the warrants and options outstanding at June 30, 2015 is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$.01-.50	7,340,654	3.3 years	$ 0.31	7,340,654	$ 0.31

The fair value of each warrant and option granted is estimated on the date granted using the Binomial pricing model.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated events subsequent to June 30, 2015 and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

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

Financial Position

The Company had $552,949 in cash as of June 30, 2015, compared to $259,805 at December 31, 2014.  The Company has received and recorded approximately $948,000 in advance deposits on orders for our equipment.  We expect the deposits will be reduced as the Company delivers machines on order to our customers during the third and fourth quarters of 2015.  At June 30, 2015 our stockholders’ deficit was $9,951,714, compared to $9,629,210 at December 31, 2014.

Results of Operations for the Three months ended June 30, 2015 and 2014

Revenues and Net Loss - Net revenues for the three months ended June 30, 2015, increased by $146,474, to $452,425 compared to revenues of $305,951 for the three months ended June 30, 2014. The majority of the revenues are from the sale of our EW water systems in the Clean-in-Place (“CIP”) market and the agriculture dairy markets.

Our cost of sales increased from $109,193 for the three months ended June 30, 2014 to $161,973 for the three months ended June 30, 2015. This increase is attributable to the increased sales of our EW water systems.

For the three months ended June 30, 2015, the Company had a net loss of $128,995, compared to a net loss of $323,516 for the three months ended June 30, 2014. This decrease of approximately $194,000 of net losses is primarily due to higher sales and lower operating expense.

General and Administrative Expense – The Company incurred total general and administrative expenses for the three months ended June 30, 2015 of $239,443, a decrease of $129,613 from the $369,056 incurred in 2014, primarily due to lower payroll expense.  General and administrative expenses for 2015 consist primarily of payroll and labor expense of approximately $118,000, rent expense of $22,000, professional fees of $21,000, and insurance expense of $63,000.

Research and Development - Our research and development expenses for the three months ended June 30, 2015 and 2014 were $0 and $0.   We expect to continue to have minimal research and development expenses during 2015.

Interest Expense - Our interest expense rose as compared to the prior year due to the increased amount of debt.  Interest expense in 2015 was $182,090 compared to $153,288 in 2014.  The Company continues to rely on notes and advances for operating funds and expects to continue to incur significant interest expenses.

Results of Operations for the Six months ended June 30, 2015 and 2014

Revenues and Net Loss - Net revenues for the six months ended June 30, 2015, decreased by $51,006, to $745,919 compared to revenues of $796,925 for the six months ended June 30, 2014. The majority of the revenues are from the sale of our EW water systems in the Clean-in-Place (“CIP”) market and the agriculture markets.

Our cost of sales also decreased from $277,912 for the six months ended June 30, 2014 to $275,421 for the six months ended June 30, 2015. This decrease is attributable to the decreased sales of our EW water systems.

For the six months ended June 30, 2015, the Company had a net loss of $368,904, compared to a net loss of $509,580 for the six months ended June 30, 2014. This decrease of approximately $140,000 of net losses is primarily due to lower operating expense.

General and Administrative Expense – The Company incurred total general and administrative expenses for the six months ended June 30, 2015 of $502,719, a decrease of $243,263 from the $745,982 incurred in 2014, primarily due to lower payroll expense.  General and administrative expenses for 2015 consist primarily of payroll and labor expense of approximately $241,000, rent expense of $48,000, professional fees of $45,000, and insurance expense of $129,000.

Research and Development - Our research and development expenses for the six months ended June 30, 2015 and 2014 were $0 and $0.   We expect to continue to have minimal research and development expenses during 2015.

Interest Expense - Our interest expense rose as compared to the prior year due to the increased amount of debt.  Interest expense in 2015 was $340,858 compared to $286,767 in 2014.  The Company continues to rely on notes and advances for operating funds and expects to continue to incur significant interest expenses.

Liquidity and Capital Resources

We do not receive sufficient revenues to fund all of our operational needs.  The majority of our additional funding has come from a single shareholder.  We currently do not have sufficient funds on hand to fund all of our operational needs for the next 12 months.  We will have sufficient funds to operate our business only if we receive expected orders from our customers and we are able to secure additional funding.  We do not have any agreements in place for additional funding.  We may not have enough funding for operations to fund our business until it is developed enough to bring the business plan to maturity.  Our working capital requirements for the foreseeable future will vary based upon a number of factors, including, our timing in the implementation of our business plan, our growth rate and the level of our revenues.  We project $1,200,000 is required over the next twelve months to execute our business plan.  Moreover, if we able to expand our sale of EW machines, we may need significant additional working capital to fund that expansion.  We do not have arrangements in place to provide us with this funding or any additional funding. In light of these circumstances, the ability of the Company to continue as a going concern is in substantial doubt.

Net cash provided in operating activities in the six month period ended June 30, 2015 was $2,857 compared to cash used of $426,901 for the same period in 2014.  The majority of the change in cash provided for the current period was related to the receipt of advance deposits on machine orders.  At June 30, 2015 we had total deposits outstanding of $948,140.

At June 30, 2015, the Company’s net inventory was $80,901, representing an increase of approximately $8,000, from the $72,290 on hand at December 31, 2014.

The Company’s only cash flows from investing activities were from expenditures related to intellectual property of $9,713 and $4,467 during the periods ended June 30, 2015 and 2014, respectively.

Cash flows from financing activities provided the Company $300,000 for the period ended June 30, 2015, which consisted of an unsecured short term advance.  The Company received $560,000 for the six months ended June 30, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  Note 1 of the notes to consolidated financial statements in Part II, Item 7 of the Company’s Annual Report on Form 10-K, dated December 31, 2014, describes the significant accounting policies and methods used in preparation of our consolidated financial statements.  We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates.  There were no material changes in our judgments or estimates during the second quarter of 2015.

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

 Forward-Looking Statements

All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved.  Any one of those factors could cause actual results to differ materially from those projected herein.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements include our expectations regarding working capital requirements and future funding, our expectations regarding our internal controls, expectations regarding funding commitments, our expectations regarding reductions in deposits from Water Science, future revenues, future inventory levels, future test results, future research and development, future interest expense and plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized.  Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risks associated with successfully developing our business in evolving markets, our need for additional capital, our continuing operating losses, the ability of our management to conduct distribution activities and sell products, possible failure to successfully develop new products, risks associated with litigation, our ability to continue as a going concern, vulnerability to competitors due to lack of patents on our products, and other risk factors listed in our annual report on Form 10-K for the year ended December 31, 2014 and our other SEC reports. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans will be achieved.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

None

Item 5.    Other Information

In June 2015, the Company obtained unsecured a short term advance of $100,000 from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the advance has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

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

EAU TECHNOLOGIES, INC.

Dated: August 13, 2015	By:	/s/ Douglas W. Kindred
Douglas W. Kindred
Chief Executive Officer
(Principal Executive Officer)

/s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)