Form 10-Q
period 2015-09-30
EAU TECHNOLOGIES, INC.
filed 2015-11-13
CIK 1170816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of November 12, 2015, the Registrant had 28,575,371 shares of Common Stock, $0.0001 par value outstanding.

EAU TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2015

INDEX

PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

EAU TECHNOLOGIES, INC.

 BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2015	2014
CURRENT ASSETS	(Unaudited)
Cash	$227,427	$259,805
Accounts receivable, net	9,473	56,296
Accounts receivable – related party, net	2,323	1,500
Prepaid expense	28,346	47,438
Inventory, net	183,354	72,290

Total current assets	450,923	437,239

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $120,721	-	-

OTHER ASSETS
Intellectual property, net of accumulated
amortization of $8,445 and $7,428	146,797	138,101

Total other assets	146,797	138,101

Total assets	$597,720	$575,430

See notes to financial statements.

EAU TECHNOLOGIES, INC.

BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30,	December 31,
	2015	2014
CURRENT LIABILITIES	(Unaudited)
Accounts payable	$159,170	$161,787
Accounts payable – related party	7,014	8,454
Accrued expenses	41,538	44,694
Accrued interest	3,098,565	2,611,490
Warranty reserve	140,000	140,000
Advance deposits on machine orders	309,660	542,793
Advance deposits on machine orders – related party	612,163	413,595
Short term notes payable – related party	130,000	1,290,000
Unsecured short term advances – related party	305,000	5,000
Convertible notes payable – related party, net of discounts of $11,600 and $0	6,135,227	4,986,827

Total current liabilities	10,938,337	10,204,640

Total liabilities	10,938,337	10,204,640

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 50,000,000 shares authorized; 28,575,371 and 28,575,371 issued and outstanding, respectively	2,858	2,858
Additional paid in capital	45,772,527	45,726,127
Accumulated deficit	(56,116,002)	(55,358,195)

Total stockholders’ equity (deficit)	(10,340,617)	(9,629,210)

Total liabilities and stockholders’ equity (deficit)	$597,720	$575,430

See notes to financial statements.

EAU TECHNOLOGIES, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

NET REVENUES – RELATED PARTY	$25,191	$2,593	$56,420	$4,089

NET REVENUES	85,072	51,628	799,762	847,057

TOTAL REVENUES	110,263	54,221	856,182	851,146

COST OF GOODS SOLD	41,132	7,189	316,553	285,101

GROSS PROFIT	69,131	47,032	539,629	566,045

OPERATING EXPENSES
Depreciation and amortization	339	339	1,017	1,017
General and administrative	277,800	413,030	780,519	1,159,012

Total operating expenses	278,139	413,369	781,536	1,160,029

INCOME (LOSS) FROM OPERATIONS	(209,008)	(366,337)	(241,907)	(593,984)

OTHER INCOME (EXPENSE)
Interest expense	(182,341)	(160,570)	(523,199)	(447,337)
Interest income	46	12	99	46
Rental Income	2,400	2,400	7,200	7,200
Gain on settlement of debt	-	27,000	-	27,000

Total other income (expense)	(179,895)	(131,158)	(515,900)	(413,091)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(388,903)	(497,495)	(757,807)	(1,007,075)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(388,903)	$(497,495)	$(757,807)	$(1,007,075)

NET LOSS PER SHARE	$(0.01)	$(0.02)	$(0.03)	$(0.04)

WEIGHTED AVERAGE OF SHARES OUTSTANDING	28,575,371	28,575,371	28,575,371	28,575,371

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(757,807)	$(1,007,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,017	1,017
Warrants and options vested or issued for services	-	1,452
Discount of note payable	34,800	31,847
Gain on settlement of debt	-	(27,000)
Changes in operating assets and liabilities:
Decrease in accounts receivable	46,823	10,230
(Increase) in accounts receivable – related party	(823)	-
Decrease in prepaid expense	19,092	29,732
Decrease (increase) in inventory	(111,064)	51,764
(Decrease) in accounts payable	(4,057)	(145,609)
(Decrease) increase in advance deposits for machine orders	(233,133)	3,610
Increase in advance deposits for machine orders – related party	198,568	14,200
Increase (decrease) in accrued expenses	(3,156)	73,476
Increase in accrued interest	487,075	415,065
Net cash (used) in operating activities	(322,665)	(547,291)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for intellectual property	(9,713)	(9,519)
Net cash (used) in investing activities	(9,713)	(9,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured short term advances - related party	300,000	860,000
Net cash provided by financing activities	300,000	860,000

NET INCREASE (DECREASE) IN CASH	(32,378)	303,190
Cash, beginning of period	259,805	2,654

Cash, end of period	$227,427	$305,844

See notes to financial statements.

EAU TECHNOLOGIES, INC.

 UNAUDITED STATEMENTS OF CASH FLOWS
(Continued)

	Nine Months Ended September 30,
	2015	2014
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$1,324	$425
Income Taxes	$-	$-

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

Certain prior period amounts have been reclassified in the condensed financial statements to conform to current period presentation.

NOTE 2 - INVENTORIES

The composition of inventories is as follows at:

	September 30, 2015	December 31, 2014
Finished goods	$64,184	$-
Raw materials	509,807	426,927
Allowance for obsolete inventory	(390,637)	(390,637)

	$183,354	$72,290

NOTE 3 – WARRANTY RESERVE

The Company warrants its products against defects in materials and workmanship for a period of three years.  The Company reviews the historical experience of failure rates and estimates the rate of warranty claims that will be made and has accrued a warranty reserve for these anticipated future warranty costs.  If actual results differ from the estimates, the Company would adjust the estimated warranty liability.  Changes in the warranty reserve for the Nine months ended September 30, 2015, and for the year ended December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Warranty reserve at beginning of period	$140,000	$160,000
Costs accrued for additional warranties	6,622	1,001
Service obligations honored	(6,622)	(1,001)
Reduction in accrued estimate	-	(20,000)

Warranty reserve at end of period	$140,000	$140,000

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

In March 2015, the Company entered into agreements with Mr. Ullrich to extend the $358,527 Note and the $1,325,000 Note until November 30, 2015.

NOTE 5 – RELATED PARTY TRANSACTIONS

Sales to Affiliates – In September 2005, Water Science, a related party, paid to the Company $1,000,000 for the exclusive rights to sell our products in South America and Mexico.  This agreement also gives Water Science the rights to purchase machinery from the Company at cost plus 25 percent.  The Company had sales of $56,420 and $4,089 to Water Science during the nine months ended September 30, 2015 and 2014, respectively.  The Company has received and recorded $612,163 and $413,595 in advance deposits from Water Science on machine orders at September 30, 2015, and December 31, 2014, respectively.

Convertible Notes Payable and Short Term Notes Payable – See Note 4 for disclosure of related party Convertible Notes Payable and Short Term Notes Payable.

Advances – Periodically throughout the year, the Company advances employees cash for certain reimbursable expenses.  As of September 30, 2015 and December 31, 2014, the Company had advances to an employee in the amount of $1,500 and $1,500, respectively.

Unsecured Short Term Advances – In January, March, June, and October 2015, the Company obtained unsecured short term advances of $100,000 $100,000, $100,000 and $125,000 from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the advances has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – CAPITAL STOCK

The Company has certain notes payable to related parties that are convertible into shares of the Company’s common stock.  See Note 4.

NOTE 7 – GOING CONCERN

At September 30, 2015 the Company had deficit working capital, deficit equity and has sustained recurring losses from operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about the Company's ability to continue as a going concern.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our auditors have issued their Independent Registered Public Accountants’ Report on the Company's financial statements for the fiscal year ended December 31, 2014 with an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

Basic and Fully Diluted Loss Per Share

Basic and Fully Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Income (loss) (numerator)	$(388,903)	$(497,495)	$(757,807)	$(1,007,075)
Shares (denominator)	28,575,371	28,575,371	28,575,371	28,575,371
Per share amount	$(0.01)	$(0.02)	$(0.03)	$(0.04)

The Company’s outstanding stock options and warrants have been excluded from the basic net loss per share calculation for the three and nine month period ended September 30, 2015 and 2014, because they are anti-dilutive.

EAU TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based-Compensation Expense

Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement method to account for stock-based compensation. The Company uses the Binomial valuation formula, which is a closed-form model that uses an equation to determine the estimated fair value of stock options.  Stock-based compensation expense recognized for the three month period ended September 30, 2015 and 2014 was $0 and $484 respectively, related to employee and director stock options issued and vesting during the period.

The following table is a summary of the status of the warrants and options granted and outstanding at September 30, 2015:

	Number of Options and Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	6,413,154	$0.31
Granted	1,160,000	$0.31
Exercised	-	$-
Forfeited	(232,500)	$0.31
Expired	-	$-

Outstanding at end of period	7,340,654	$0.31

A summary of the status of the warrants and options outstanding at September 30, 2015 is presented below:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$.01-.50	7,340,654	3.1 years	$0.31	7,340,654	$0.31

The fair value of each warrant and option granted is estimated on the date granted using the Binomial pricing model.

NOTE 9 – SUBSEQUENT EVENTS

In October 2015, the Company obtained an unsecured short term advance of $125,000 from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the advances has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

In accordance with ASC 855, management evaluated events subsequent to September 30, 2015 and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

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

Upon the successful installations and as part of the Company’s plans to find a strategic industry partner, the Company entered into a non-exclusive commercial relationship with an international manufacturer of food processing equipment.  In connection with the agreement the company ordered two Empowered Water Generator systems.  We shipped the systems during the fourth quarter of 2011.  The systems were used for customer product testing and on-site customer validation.  Following the successful tests and validations, the company placed multiple orders for our equipment.  During 2013, we shipped six new systems.   During 2014, we completed 2 new systems.  We have not had any sales to this partner in 2015.  We have seen interest and successful trials, and will continue to pursue sales through other distributors.

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

Financial Position

The Company had $227,427 in cash as of September 30, 2015, compared to $259,805 at December 31, 2014.  The Company has received and recorded approximately $922,000 in advance deposits on orders for our equipment.  We expect the deposits will be reduced as the Company delivers machines on order to our customers during the fourth quarter of 2015.  At September 30, 2015 our stockholders’ deficit was $10,340,617, compared to $9,629,210 at December 31, 2014.

Results of Operations for the Three months ended September 30, 2015 and 2014

Revenues and Net Loss - Net revenues for the three months ended September 30, 2015, increased by $56,042, to $110,263 compared to revenues of $54,221 for the three months ended September 30, 2014. The majority of the revenues are from the sale of our EW water systems in the Clean-in-Place (“CIP”) market and the agriculture dairy markets.

Our cost of sales increased from $47,032 for the three months ended September 30, 2014 to $69,131 for the three months ended September 30, 2015. This increase is attributable to the increased sales of our EW water systems.

For the three months ended September 30, 2015, the Company had a net loss of $388,903, compared to a net loss of $497,495 for the three months ended September 30, 2014. This decrease of approximately $108,600 of net losses is primarily due to higher sales and lower operating expense.

General and Administrative Expense – The Company incurred total general and administrative expenses for the three months ended September 30, 2015 of $277,800, a decrease of $135,230 from the $413,030 incurred in 2014, primarily due to lower payroll expense.  General and administrative expenses for 2015 consist primarily of payroll and labor expense of approximately $147,000, rent expense of $24,000, professional fees of $22,000, and insurance expense of $63,000.

Research and Development - Our research and development expenses for the three months ended September 30, 2015 and 2014 were $0 and $0.   We expect to continue to have minimal research and development expenses during 2015.

Interest Expense - Our interest expense rose in the current quarter as compared to the prior year due to the increased amount of debt.  Interest expense for the quarter ended September 30 in 2015 was $182,341 compared to $160,570 in 2014.  The Company continues to rely on notes and advances for operating funds and expects to continue to incur significant interest expenses.

Results of Operations for the Nine months ended September 30, 2015 and 2014

Revenues and Net Loss - Net revenues for the nine months ended September 30, 2015, increased by $5,036, to $856,182 compared to revenues of $851,146 for the nine months ended September 30, 2014. The majority of the revenues are from the sale of our EW water systems in the Clean-in-Place (“CIP”) market and the agriculture markets.

Our cost of sales also increased from $285,101 for the nine months ended September 30, 2014 to $316,553 for the nine months ended September 30, 2015. This increase is attributable to the decreased sales of our EW water systems.

For the nine months ended September 30, 2015, the Company had a net loss of $757,807, compared to a net loss of $1,007,075 for the nine months ended September 30, 2014. This decrease of approximately $249,000 of net losses is primarily due to lower operating expense.

General and Administrative Expense – The Company incurred total general and administrative expenses for the nine months ended September 30, 2015 of $780,519, a decrease of $378,493 from the $1,159,012 incurred in 2014, primarily due to lower payroll expense.  General and administrative expenses for 2015 consist primarily of payroll and labor expense of approximately $390,000, rent expense of $69,000, professional fees of $67,000, and insurance expense of $192,000.

Research and Development - Our research and development expenses for the nine months ended September 30, 2015 and 2014 were $0 and $0.   We expect to continue to have minimal research and development expenses during 2015.

Interest Expense - Our interest expense rose as compared to the prior year due to the increased amount of debt.  Interest expense for the nine months ended September 30, 2015 was $523,199 compared to $447,337 in 2014.  The Company continues to rely on notes and advances for operating funds and expects to continue to incur significant interest expenses.

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

The Company has a total of $6,146,827 in debt outstanding to a related party which matures November 30, 2015.  As of the date of this report this debt has not been extended. The Company does not have funds to repay the debt.

Net cash used in operating activities in the nine month period ended September 30, 2015 was $322,665 compared to cash used of $547,291 for the same period in 2014.  The majority of the change in cash used for the current period was related to the receipt of advance deposits on machine orders.  At September 30, 2015 we had total deposits outstanding of $921,823.

At September 30, 2015, the Company’s net inventory was $183,354, representing an increase of approximately $111,000, from the $72,290 on hand at December 31, 2014.

The Company’s only cash flows from investing activities were from expenditures related to intellectual property of $9,713 and $9,519 during the periods ended September 30, 2015 and 2014, respectively.

Cash flows from financing activities provided the Company $300,000 for the period ended September 30, 2015, which consisted of an unsecured short term advance.  The Company received $860,000 for the nine months ended September 30, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  Note 1 of the notes to consolidated financial statements in Part II, Item 7 of the Company’s Annual Report on Form 10-K, dated December 31, 2014, describes the significant accounting policies and methods used in preparation of our consolidated financial statements.  We base our estimates on historical experience, current trends, future projections, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates.  There were no material changes in our judgments or estimates during the third quarter of 2015.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

The Company has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

In October 2015, the Company obtained unsecured a short term advance of $125,000 from Peter Ullrich a member of the Board of Directors of the Company.  The final agreement to document the advance has not been signed, and the material terms are not final. It is anticipated that the final loan will be at 10% simple interest and conversion rights into Company common stock.  The material terms of the final agreement will be disclosed in subsequent filings with the Securities and Exchange Commission.

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

EAU TECHNOLOGIES, INC.

Dated: November 13, 2015	By:	/s/ Douglas W. Kindred
Douglas W. Kindred
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian D. Heinhold
Brian D. Heinhold
Chief Financial Officer
(Principal Financial Officer)